Form 10-Q
period 1995-03-31
ENERGY VENTURES INC /DE/
filed 1995-05-15
CIK 32908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________ to ________

Commission file number 0-7265

                              ENERGY VENTURES, INC.
             (Exact name of Registrant as specified in its Charter)

              DELAWARE                                      04-2515019
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

    5 POST OAK PARK, HOUSTON, TEXAS                         77027-3415
(Address of principal executive offices)                    (Zip Code)

                                 (713) 297-8400
               (Registrant's telephone number, include area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          TITLE OF CLASS                          OUTSTANDING AT MAY 9, 1995
          --------------                          --------------------------
  Common Stock, par value $1.00                           12,657,076

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                                        March 31,   December 31,
                                                          1995          1994
                                                        ---------     ---------
                  ASSETS                                      (in thousands)

CURRENT ASSETS:
  Cash and Cash Equivalents ........................    $   1,310     $   3,144
  Accounts Receivable, Net of Allowance for
   Doubtful Accounts of $605,000 at
   March 31, 1995 and $564,000 at
   December 31, 1994 ...............................       72,823        72,790
  Inventories ......................................       83,105        74,938
  Materials and Supplies ...........................        8,108         7,687
  Prepaid Expenses and Other .......................        7,003         6,244
                                                        ---------     ---------
                                                          172,349       164,803
PROPERTY, PLANT AND EQUIPMENT, AT COST,
 NET OF ACCUMULATED DEPRECIATION ...................      155,835       150,895

EXCESS OF COST OVER FAIR VALUE OF NET TANGIBLE
 ASSETS OF BUSINESSES ACQUIRED, NET ................       15,411        15,606

OTHER ASSETS .......................................       12,456        12,930
                                                        ---------     ---------
                                                        $ 356,051     $ 344,234
                                                        =========     =========
    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Short-Term Borrowings, Primarily Under
  Revolving Lines of Credit ........................    $  22,046     $  17,265
 Current Maturities of Long-Term Debt ..............        4,136         3,189
 Accounts Payable ..................................       40,160        30,741
 Other Accrued Liabilities .........................       17,274        19,270
                                                        ---------     ---------
                                                           83,616        70,465
                                                        ---------     ---------
LONG-TERM DEBT .....................................      124,867       125,690

DEFERRED INCOME TAXES ..............................       30,961        30,785

OTHER LIABILITIES ..................................        5,414         6,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
  Common Stock .....................................       12,754        12,754
  Capital in Excess of Par Value ...................       55,142        55,142
  Retained Earnings ................................       50,487        48,856
  Cumulative Foreign Currency
   Translation Adjustment ..........................       (5,849)       (4,536)
  Treasury Stock, at Cost ..........................       (1,341)       (1,303)
                                                        ---------     ---------
                                                          111,193       110,913
                                                        ---------     ---------
                                                        $ 356,051     $ 344,234
                                                        =========     =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months
                                                           Ended March 31,
                                                         ----------------------
                                                           1995         1994
                                                         --------      --------
                                                         (In thousands, except
                                                           per share amounts)

REVENUES ...........................................     $ 72,660      $ 55,118
                                                         --------      --------
COSTS AND EXPENSES:
 Cost of Sales .....................................       53,156        40,191
 Selling, General and Administrative
  Attributable to Segments .........................       11,594        10,449
 Corporate General and Administrative ..............        1,256         1,056
                                                         --------      --------
OPERATING INCOME ...................................        6,654         3,422
                                                         --------      --------
OTHER INCOME (EXPENSE):
 Interest Expense ..................................       (3,965)       (2,385)
 Other, Net ........................................          (59)          299
                                                         --------      --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
 CHARGE ............................................        2,630         1,336

PROVISION FOR INCOME TAXES .........................          999           481
                                                         --------      --------
INCOME BEFORE EXTRAORDINARY CHARGE .................        1,631           855

EXTRAORDINARY CHARGE, NET OF TAXES .................         --          (3,784)
                                                         --------      --------
NET INCOME (LOSS) ..................................     $  1,631      $ (2,929)
                                                         ========      ========
EARNINGS PER SHARE:

 Income Before Extraordinary Charge ................     $   0.13      $   0.07
 Extraordinary Charge ..............................         --           (0.30)
                                                         --------      --------
 Net Income (Loss) Per Share .......................     $   0.13      $  (0.23)
                                                         ========      ========
WEIGHTED AVERAGE SHARES
 OUTSTANDING .......................................       12,659        12,494
                                                         ========      ========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1995          1994
                                                         -------      ---------
                                                               (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss) .................................     $ 1,631      $  (2,929)
 Adjustments to Reconcile Net Income to Cash
    Provided (Used) by Operations:
    Depreciation and Amortization ..................       4,463          3,059
    Deferred Income Tax Provision (Benefit) ........         197         (2,017)
    Extraordinary Charge on Prepayment
     of Debt, Net ..................................        --            3,784
    (Gain) Loss on Sale of Assets ..................         (19)            13
    Provision for Uncollectible Accounts Receivable           72             63
    Change in Operating Assets and Liabilities,
      Net of Effects of Businesses Acquired ........      (6,839)        (5,890)
                                                         -------      ---------
    Net Cash Used by Operating Activities ..........        (495)        (3,917)
                                                         -------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Businesses, Net of Cash Acquired ...        --           (1,485)
 Capital Expenditures for Property, Plant
   and Equipment ...................................      (5,296)        (7,026)
 Other, Net ........................................         302             24
                                                         -------      ---------
    Net Cash Used by Investing Activities ..........      (4,994)        (8,487)
                                                         -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of Long-Term Debt ..........        --          120,000
 Borrowings (Repayments) Under Revolving
  Lines of Credit ..................................       4,781        (38,549)
 Borrowings Under Term Debt ........................        --            2,141
 Repayments on Term Debt ...........................        (895)       (40,188)
 Penalty on Early Retirement of Debt ...............        --           (4,872)
 Debt Issuance Costs ...............................        --           (3,757)
 Other, Net ........................................         (38)           (33)
                                                         -------      ---------
    Net Cash Provided by Financing Activities ......       3,848         34,742
                                                         -------      ---------
EFFECT OF TRANSLATION ADJUSTMENT
 ON CASH ...........................................        (193)           224
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ..................................      (1,834)        22,562
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD .........................................       3,144          4,799
                                                         -------      ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD .........................................     $ 1,310      $  27,361
                                                         =======      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest Paid, Net of Amounts Capitalized .........     $ 6,962      $   3,302
 Income Taxes Paid .................................     $   392      $     731

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General

     The unaudited consolidated condensed financial statements included herein have been prepared by Energy Ventures, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results expected for the full year.

(2) Inventories

     Major components of inventories include:

                                                      March 31,     December 31,
                                                       1995             1994
                                                      -------       ------------
                                                           (in thousands)

Raw materials and components .............            $38,772            $34,759
Work in process ..........................             13,476             12,861
Finished goods ...........................             30,857             27,318
                                                      -------            -------
                                                      $83,105            $74,938
                                                      =======            =======
(3)  Long-Term Debt

     On March 24, 1994, the Company sold pursuant to a private placement of $120 million 10.25% Senior Notes due 2004. In July 1994, substantially all of these notes were exchanged for a substantially identical series of 10.25% Senior Notes due 2004 with semi-annual interest payments in March and September. Both issues of Senior Notes were issued pursuant to the terms of an Indenture dated as of March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. See Note 6. The placement of the $120 million Senior Notes provided the Company with $116 million in net proceeds that were used to prepay the $34 million 12.25% senior notes due 1997 and to repay substantially all of the Company's outstanding indebtedness other than the Senior Notes. The remaining funds were used for working capital and other general purposes. In connection with the early retirement, the Company incurred in the first quarter of 1994, an extraordinary charge of approximately $3.8 million, net of taxes of approximately $1.9 million, or $.30 per share. The extraordinary charge represented the difference between the reacquisition price and the net carrying value of the $34 million senior notes, including unamortized debt issuance costs.

     Accrued interest payable, which is included in Other Accrued Liabilities in the financial statements, was approximately $613,000 and $3.7 million at March 31, 1995 and December 31, 1994, respectively.

                                       5
(4)  Contingencies

     In August of 1994, the Company received a letter from the IRS proposing to increase the gain recognized by the Company upon the dissolution in October 1990 of COLEVE with Columbia Gas and Development Corporation. In general, the IRS' proposal seeks payment of a tax liability of approximately $14.1 million plus accrued interest thereon, and includes $3.4 million of taxes relating to the proposed disallowance of certain interest deductions taken by the Company with respect to COLEVE that was the subject of a similar letter received by the Company in the fourth quarter of 1993. The tax liability with respect to these matters has been previously provided for as a deferred tax liability in the Company's financial statements. The Company disagrees with the IRS' position and is currently pursuing its rights of administrative review and appeal and intends to vigorously contest this matter. Although the resolution of this matter could affect the timing of the payment of previously accrued tax liabilities and require the use of a portion of its available capital, the Company does not believe that the results of the audit or the ultimate resolution of the IRS' proposed adjustments will have a material impact on its results of operations or financial position.

5)   Reclassifications

     Certain reclassifications of prior period balances have been made to conform such amounts to appropriate March 31, 1995 classifications.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(6)   Condensed Consolidating Financial Statements

     The $120 million Senior Notes which are described in Note 3 are unconditionally guaranteed on a joint and several basis, by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of March 31, 1995 and December 31, 1994 and the related condensed consolidating statements of income and cash flows for the three month period ended March 31, 1995 and 1994 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1995
                                 (IN THOUSANDS)

                                                                                             NON-
                                                         PARENT          GUARANTORS       GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                        ---------        ----------       ----------     ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents .......................       $       5        $     548        $     757        $    --          $  1,310
Other Current Assets ............................           2,269          142,182           26,588             --           171,039
                                                        ---------        ---------        ---------        ---------        --------
                                                            2,274          142,730           27,345             --           172,349
                                                        ---------        ---------        ---------        ---------        --------
PROPERTY, PLANT AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION ..................................             208          144,051           11,576             --           155,835

INTERCOMPANY AND INVESTMENT
  IN SUBSIDIARIES, NET ..........................         223,681         (125,156)          17,669         (116,194)           --

OTHER ASSETS ....................................           4,746           22,165              956             --            27,867
                                                        ---------        ---------        ---------        ---------        --------
                                                        $ 230,909        $ 183,790        $  57,546        $(116,194)       $356,051
                                                        =========        =========        =========        =========        ========
LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings .........................       $    --          $  17,258        $   4,788        $    --          $ 22,046
  Current Maturities of Long-Term Debt ..........              63            3,185              888             --             4,136
  Accounts Payable and Other Accrued
    Liabilities .................................             733           50,020            6,681             --            57,434
                                                        ---------        ---------        ---------        ---------        --------
                                                              796           70,463           12,357             --            83,616
                                                        ---------        ---------        ---------        ---------        --------
LONG-TERM DEBT ..................................         120,062            3,042            1,763             --           124,867

DEFERRED TAXES, NET .............................          (1,476)          17,713           14,724             --            30,961

OTHER  LIABILITIES ..............................             334            3,691            1,389             --             5,414
                                                        ---------        ---------        ---------        ---------        --------

STOCKHOLDERS' INVESTMENT ........................         111,193           88,881           27,313         (116,194)        111,193
                                                        ---------        ---------        ---------        ---------        --------
                                                        $ 230,909        $ 183,790        $  57,546        $(116,194)       $356,051
                                                        =========        =========        =========        =========        ========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                                             NON-
                                                         PARENT          GUARANTORS       GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                        ---------        ----------       ----------    ------------   -------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents .....................       $     166        $   1,593        $   1,385        $    --          $  3,144
  Other Current Assets ..........................           1,549          135,170           24,940             --           161,659
                                                        ---------        ---------        ---------        ---------        --------
                                                            1,715          136,763           26,325             --           164,803
                                                        ---------        ---------        ---------        ---------        --------
PROPERTY, PLANT AND EQUIPMENT,
 AT COST, NET OF ACCUMULATED
 DEPRECIATION ...................................             230          140,024           10,641             --           150,895

INTERCOMPANY AND INVESTMENT
 IN SUBSIDIARIES, NET ...........................         229,873         (134,749)          18,058         (113,182)           --

OTHER ASSETS ....................................           4,124           23,496              916             --            28,536
                                                        ---------        ---------        ---------        ---------        --------
                                                        $ 235,942        $ 165,534        $  55,940        $(113,182)       $344,234
                                                        =========        =========        =========        =========        ========
LIABILITIES AND STOCKHOLDERS'
 INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings .........................       $    --          $  13,627        $   3,638        $    --          $ 17,265
  Current Maturities of Long-Term Debt ..........            --              1,480            1,709             --             3,189
  Accounts Payable and Other Accrued
    Liabilities .................................           5,291           37,748            6,972             --            50,011
                                                        ---------        ---------        ---------        ---------        --------
                                                            5,291           52,855           12,319             --            70,465
                                                        ---------        ---------        ---------        ---------        --------
LONG-TERM DEBT ..................................         120,062            4,605            1,023             --           125,690

DEFERRED TAXES, NET .............................          (1,903)          18,161           14,527             --            30,785

OTHER LIABILITIES ...............................           1,579            3,668            1,134             --             6,381
                                                        ---------        ---------        ---------        ---------        --------
STOCKHOLDERS' INVESTMENT ........................         110,913           86,245           26,937         (113,182)        110,913
                                                        ---------        ---------        ---------        ---------        --------
                                                        $ 235,942        $ 165,534        $  55,940        $(113,182)       $344,234
                                                        =========        =========        =========        =========        ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)

                                                                                             NON-
                                                         PARENT          GUARANTORS       GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                        ---------        ----------       ----------    ------------   -------------

REVENUES ........................................        $  --           $ 60,413         $ 12,247         $  --           $ 72,660

COSTS AND EXPENSES ..............................          1,256           54,537           10,213            --             66,006
                                                         -------         --------         --------         -------         --------
OPERATING INCOME (LOSS) .........................         (1,256)           5,876            2,034            --              6,654
                                                         -------         --------         --------         -------         --------
OTHER INCOME (EXPENSE)
  Interest Income (Expense), Net ................         (2,133)          (1,927)             102            --             (3,958)
  Equity in Subsidiaries, Net Taxes .............          4,082             --               --            (4,082)            --
  Other, Net ....................................              3              158             (227)           --                (66)
                                                         -------         --------         --------         -------         --------
INCOME BEFORE INCOME TAXES ......................            696            4,107            1,909          (4,082)           2,630

PROVISION (BENEFIT) FOR INCOME TAXES ............           (935)           1,471              463            --                999
                                                         -------         --------         --------         -------         --------
NET INCOME ......................................        $ 1,631         $  2,636         $  1,446         $(4,082)        $  1,631
                                                         =======         ========         ========         =======         ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1994
                                 (IN THOUSANDS)

                                                                                             NON-
                                                         PARENT          GUARANTORS       GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                        ---------        ----------       ----------    ------------   -------------
REVENUES ......................................         $  --            $ 46,496          $8,622         $  --            $ 55,118

COSTS AND EXPENSES ............................           1,056            43,082           7,558            --              51,696
                                                        -------          --------          ------         -------          --------
OPERATING INCOME (LOSS) .......................          (1,056)            3,414           1,064            --               3,422
                                                        -------          --------          ------         -------          --------
OTHER INCOME (EXPENSE)
  Interest Income (Expense), Net ..............            (224)           (2,117)             13            --              (2,328)
  Equity in Subsidiaries, Net Taxes ...........           1,704              --              --            (1,704)             --
  Other, Net ..................................             (11)               42             211            --                 242
                                                        -------          --------          ------         -------          --------
INCOME BEFORE INCOME TAXES ....................             413             1,339           1,288          (1,704)            1,336

PROVISION (BENEFIT) FOR INCOME TAXES ..........            (442)              502             421            --                 481
                                                        -------          --------          ------         -------          --------
INCOME FROM CONTINUING OPERATIONS .............             855               837             867          (1,704)              855

EXTRAORDINARY CHARGE, NET
 OF TAXES .....................................          (3,784)             --              --              --              (3,784)
                                                        -------          --------          ------         -------          --------
NET INCOME (LOSS) .............................         $(2,929)         $    837          $  867         $(1,704)         $ (2,929)
                                                        =======          ========          ======         =======          ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)

                                                                                              NON-
                                                            PARENT         GUARANTORS      GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                           ---------       ----------      ----------   ------------   -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
 Net Income ........................................        $ 1,631         $ 2,636         $ 1,446         $(4,082)        $ 1,631
 Equity in Earnings of Subsidiaries ................         (4,082)           --              --             4,082            --
 Other Adjustments and Changes .....................         (6,823)          5,070            (373)           --            (2,126)
                                                            -------         -------         -------         -------         -------
   Net Cash Provided (Used) by Operations ..........         (9,274)          7,706           1,073            --              (495)
                                                            -------         -------         -------         -------         -------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
 Proceeds from Sale of Business and Assets .........           --               290              12            --               302
 Capital Expenditures for Property, Plant
   and Equipment ...................................           --            (4,368)           (928)           --            (5,296)
                                                            -------         -------         -------         -------         -------
   Net Cash Used by Investing Activities ...........           --            (4,078)           (916)           --            (4,994)
                                                            -------         -------         -------         -------         -------
CASH FLOWS FROM FINANCING
              ACTIVITIES:
 Short-Term Borrowings, Net ........................           --             3,631           1,150            --             4,781
 Repayments on Term Debt, Net ......................           --              (727)           (168)           --              (895)
 (Increase) Decrease in amounts Due to and
   from Subsidiaries, Net ..........................          9,151          (7,577)         (1,574)           --              --
 Other, Net ........................................            (38)           --              --              --               (38)
                                                            -------         -------         -------         -------         -------
   Net Cash Provided (Used) by Financing
   Activities ......................................          9,113          (4,673)           (592)           --             3,848
                                                            -------         -------         -------         -------         -------
Effect of Translation Adjustment on Cash ...........           --              --              (193)           --              (193)
                                                            -------         -------         -------         -------         -------
Net Decrease in Cash and Cash
 Equivalents .......................................           (161)         (1,045)           (628)           --            (1,834)

Cash and Cash Equivalents at Beginning of
                 Period ............................            166           1,593           1,385            --             3,144
                                                            -------         -------         -------         -------         -------
Cash and Cash Equivalents at End of Period .........        $     5         $   548         $   757         $  --           $ 1,310
                                                            =======         =======         =======         =======         =======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1994
                                 (IN THOUSANDS)

                                                                                               NON-
                                                                 PARENT       GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                               ---------      ----------    ----------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net Income (Loss) ......................................      $  (2,929)      $    837       $   867       $(1,704)      $  (2,929)
 Equity in Earnings of Subsidiaries .....................         (1,704)          --            --           1,704            --
 Other Adjustments and Changes ..........................          5,534         (3,245)       (3,277)         --              (988)
                                                               ---------       --------       -------       -------       ---------
 Net Cash Provided (Used) by Operations .................            901         (2,408)       (2,410)         --            (3,917)
                                                               ---------       --------       -------       -------       ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Acquisition of Businesses ..............................           --               15        (1,500)         --            (1,485)
 Capital Expenditures for Property, Plant
   and Equipment ........................................             (5)        (6,149)         (872)         --            (7,026)
 Other, Net .............................................           --               14            10          --                24
                                                               ---------       --------       -------       -------       ---------
 Net Cash Provided (Used) by Investing
               Activities ...............................             (5)        (6,120)       (2,362)         --            (8,487)
                                                               ---------       --------       -------       -------       ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Short-Term Borrowings, Net .............................           --          (34,078)       (4,471)         --           (38,549)
 Borrowings of Debt .....................................        120,000          2,002           139          --           122,141
 Repayments of Debt .....................................        (34,000)        (5,513)         (675)         --           (40,188)
 (Increase) Decrease in Amounts Due to and
   from Subsidiaries, Net ...............................        (57,228)        48,830         8,398          --              --
 Other, Net .............................................         (8,662)          --            --            --            (8,662)
                                                               ---------       --------       -------       -------       ---------
   Net Cash Provided by Financing Activities ............         20,110         11,241         3,391          --            34,742
                                                               ---------       --------       -------       -------       ---------
Effect of Translation Adjustment on Cash ................           --             --             224          --               224
                                                               ---------       --------       -------       -------       ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents ............................................         21,006          2,713        (1,157)         --            22,562

Cash and Cash Equivalents at Beginning of
 Period .................................................          1,444          2,200           470          --             4,799
                                                               ---------       --------       -------       -------       ---------
Cash and Cash Equivalents at End of Period ..............      $  22,450       $  4,913       $  (687)      $  --         $  27,361
                                                               =========       ========       =======       =======       =========

                                       11

A.   SIGNIFICANT ACCOUNTING POLICIES

     RECLASSIFICATIONS

     Certain reclassifications of prior year balances have been made to conform such amounts to appropriate 1995 classifications.

     ELIMINATION ENTRIES

     Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B.   OTHER

     Notes 1 through 5 should be read in conjunction with the Condensed Consolidating Financial Statements.
                                       12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

GENERAL

     For the first quarter of 1995, income before extraordinary charge was $1,631,000 or $0.13 per share on revenues of $72,660,000 compared to income before extraordinary charge of $855,000 or $0.07 per share on revenues of $55,118,000 for the first quarter of 1994.

     Operating income for the first quarter of 1995 was $6,654,000 as compared to $3,422,000 for the first quarter of 1994. The significant increase in operating income in the first quarter of 1995 was primarily the result of a significant increase in revenues in the Company's artificial lift segment as well as favorable comparisons within the international segment of the Company's contract drilling business. These increases in revenues were realized notwithstanding a decline in the U.S. and international rig count during the first quarter and low natural gas prices.

     Interest expense for the first quarter of 1995 of $3,965,000 represents an increase of $1,580,000 from the first quarter of 1994, reflecting the increased cost associated with the Company's $120 million Senior Notes issued in March 1994. The net proceeds from the $120 million Senior Notes were used to prepay the Company's $34 million Senior Notes due 1997 and other debt. The prepayment resulted in an extraordinary charge, net of taxes, of $3,784,000 or $.30 per share during the first quarter of 1994 and resulted in a net loss for the first quarter of 1994 of $2,929,000 or $.23 per share.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 VERSUS
 THREE MONTHS ENDED MARCH 31, 1994

RESULTS OF OPERATIONS

OILFIELD EQUIPMENT SEGMENT

     Revenues and gross profit for the oilfield equipment segment were $53.3 million and $14.0 million, respectively, for the three months ended March 31, 1995 as compared to $42.5 million and $11.9 million, respectively, for the three months ended March 31, 1994. The increase in revenues and gross profit was primarily attributable to the contribution from the Fluid Packed Pump and sucker rod businesses acquired from National Oilwell in August 1994. In addition, the oilfield equipment segment benefited from cost reductions throughout the distribution system of the Company's artificial lift division.

CONTRACT DRILLING SEGMENT

     Revenues and gross profit for the contract drilling segment were $19.4 million and $5.6 million, respectively for the three months ended March 31, 1995 as compared to $12.6 million and $3.0 million, respectively, for the three months ended March 31, 1994. The improved results in this segment reflect higher international operating income versus last year as new contracts in Peru and Nigeria did not take effect until the second quarter of 1994. The operations in Nigeria and Peru contributed $7.0 million in revenues and $1.5 million in operating income for the 1995 period.

     The Company's Nigerian rig was recently damaged during operations. The Company is currently in the process of effecting repairs to this rig and the rig is expected to be out of operation for approximately two months, pending the completion of repairs. The Company currently expects that the loss of operating income associated with its Nigerian operations together with repairs being effected to its Nigerian rig will reduce Nigerian operating income for the second quarter of 1995 by approximately $0.9 million less than the first quarter 1995 operating income as a result of the damage to the rig.

     The Company is currently in the process of deploying four land rigs for operations in Argentina. These rigs are expected to commence operations late in the second quarter and contribute to operating income for the remainder of the year.

GENERAL

     Selling, general and administrative expenses increased approximately 11% to $12.9 million for the period ended March 31, 1995 from $11.5 million for the three months ended March 31, 1994. The increase in 1995 as compared to 1994 was attributable to $17.5 million increase in revenues. As a percentage of revenues, selling general and administrative expenses decreased 3% during the first quarter of 1995, compared to the first quarter of 1994.

                                       13

     Results for the remainder of 1995 will continue to be affected by prevailing industry conditions, both domestically and internationally. In this regard, the Company expects that demand and pricing for the Company's tubular products, artificial lift equipment and contract drilling services will be dependent upon changes in the price levels for oil and natural gas. In addition, the Company's contract for the Nigerian operation will be up for renewal in June 1995. The Company believes that the contract will be renewed; however, should the contract not be renewed, the reduced revenues and operating income from this operation will unfavorably impact the Company until such time a new contract is procured.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, the Company had cash and cash equivalents of approximately $1.3 million compared to approximately $3.1 million at December 31, 1994. In addition, as of March 31, 1995, the Company had approximately $32.2 million in available borrowings under its various lines of credit. At March 31, 1995, approximately $22.0 million had been borrowed under the revolving lines of credit and approximately $1.1 million was outstanding on letters of credit. Borrowings under the Company's lines of credit are generally based on the lender's determination of the collateral value of the current assets securing the lines of credit. The lines of credit bear interest at floating rates ranging from prime to prime plus 1.25% and are secured by substantially all of the borrowing subsidiary's accounts receivable and inventory. The Company and its subsidiaries are required to comply with various affirmative and negative covenants relating to working capital, earnings and net worth. The facilities also impose certain limitations on the use of funds by the Company and its subsidiaries for acquisitions and capital expenditures, the incurrence of additional indebtedness and other operational matters and certain prohibitions on the declaration or payment of dividends by the Company.

     The Company also has outstanding $120 million in 10.25% Senior Notes due 2004. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur certain additional indebtedness unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0, (ii) make dividends, distributions and certain other restricted payments, (iii) create certain liens,
(iv) engage in certain transactions with its affiliates, (v) engage in sale and leaseback transactions, (vi) make certain asset dispositions and (vii) merge or consolidate with, or transfer all or substantially all of its assets to another person. The Indenture also limits the ability of the Company and certain of its subsidiaries to issue preferred stock and creates restrictions on the ability of certain of its subsidiaries to pay dividends and make other distributions.

     In August of 1994, the Company received a letter from the IRS proposing to increase the gain recognized by the Company upon the dissolution in October 1990 of the Company's joint venture ("COLEVE") with Columbia Gas and Development Corporation. In general, the IRS' proposal seeks payment of a tax liability of approximately $14.1 million plus accrued interest thereon, and includes $3.4 million of previously accrued taxes relating to the proposed disallowance of certain interest deductions taken by the Company with respect to COLEVE that was the subject of a similar letter received by the Company in the fourth quarter of 1993. The tax liability with respect to these matters has been previously provided for as a deferred tax liability in the Company's financial statements. The Company disagrees with the IRS' position and is currently pursuing its rights of administrative review and appeal and intends to vigorously contest this matter. Although the resolution of these remaining issues could affect the timing of the payment of previously accrued tax liabilities and require the use of a portion of its available capital, the Company does not believe that the results of the audit or the ultimate resolution of the IRS' proposed adjustments will have a material impact on its results of operations or financial position.

     Substantially all of the Company's customers are engaged in the petroleum industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies or are secured by letter of credit or similar arrangements.
                                       14

     The Company's current sources of capital are cash generated from operations and borrowings under its working capital lines of credit. The Company believes that current reserves of cash and short-term investments, access to existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of its current operations.

     The Company is continually evaluating new acquisitions with a focus on proprietary technology and underutilized assets to enhance operations. Future acquisitions may be funded through cash flow from operations and other borrowings and financings.

CAPITAL EXPENDITURES, ACQUISITIONS AND DISPOSITIONS

     Capital expenditures by the Company totaled approximately $7.1 million for the three months ended March 31, 1995, compared to approximately $7.0 million for the three months ended March 31, 1994. During the first three months of 1995, capital expenditures included approximately $3.1 million relating to the acquisition of a land rig and equipment additions to the three existing land rigs being deployed to Argentina. Capital expenditures for the comparative 1994 period included approximately $4.0 million relating to equipment additions to the Company's rig in Nigeria.

     Capital expenditures are budgeted at approximately $11.0 million for the remainder of 1995 which includes $4.7 million for Argentina.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

        None
                                       15

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ENERGY VENTURES, INC.

                                         By:  /s/ JAMES G. KILEY
                                              ---------------------------------
                                                  James G. Kiley
                                                  Vice President, Finance
                                                   and Treasurer
                                                  (Principal Financial Officer)

                                          By: /s/ FRANCES R. POWELL
                                              ---------------------------------
                                                  Frances R. Powell
                                                  Vice President, Accounting
                                                   and Controller
                                                  (Principal Accounting Officer)
Date:  May 12, 1995