Form 10-Q
period 1995-06-30
ENERGY VENTURES INC /DE/
filed 1995-08-11
CIK 32908

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 0-7265


                            ENERGY VENTURES, INC.
            (Exact name of Registrant as specified in its Charter)


                Delaware                               04-2515019
     ----------------------------              ------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


   5 Post Oak Park, Houston, Texas                       77027-3415
- -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                (713) 297-8400
              --------------------------------------------------
              (Registrant's telephone number, include area code)


                                     NONE
 --------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/    No _____

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Title of Class                    Outstanding at August 3, 1995
          --------------                    -----------------------------
  Common Stock, par value $1.00                       15,047,183

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ENERGY VENTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                                        June 30,     December 31,
                                                                          1995           1994
                                                                      ------------   ------------
                                                                            (in thousands)
                                 ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents ........................................   $      2,309   $      3,144
 Accounts Receivable, Net of Allowance for Doubtful
  Accounts of $794,000 at June 30, 1995 and $564,000
  at December 31, 1994 ............................................         83,692         72,790
 Inventories ......................................................        101,722         74,938
 Materials amd Supplies ...........................................          8,455          7,687
 Prepaid Expenses and Other .......................................          8,716          6,244
                                                                      ------------   ------------
                                                                           204,894        164,803
PROPERTY, PLANT AND EQUIPMENT, AT COST,
 NET OF ACCUMULATED DEPRECIATION...................................        178,299        150,895

EXCESS OF COST OVER FAIR VALUE OF NET TANGIBLE
 ASSETS OF BUSINESSES ACQUIRED, NET................................         32,227         15,606

OTHER ASSETS ......................................................         13,165         12,930
                                                                      ------------   ------------
                                                                      $    428,585   $    344,234
                                                                      ============   ============

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Short-Term Borrowings, Primarily Under Revolving Lines
   of Credit ......................................................   $     34,016   $     17,265
 Current Maturities of Long-Term Debt .............................          4,556          3,189
 Accoounts Payable ................................................         50,722         30,741
 Other Accrued Liabilities ........................................         24,985         19,270
                                                                      ------------   ------------
                                                                           114,279         70,465
                                                                      ------------   ------------

LONG-TERM DEBT ....................................................        125,693        125,690

DEFERRED INCOME TAXES .............................................         32,014         30,785

OTHER LIABILITIES .................................................          7,725          6,381


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
 Common Stock .....................................................         15,047         12,754
 Capital in Excess of Par Value ...................................         88,571         55,142
 Retained Earnings ................................................         52,240         48,856
 Cumulative Foreign Currency Translation Adjustment ...............         (5,430)        (4,536)
 Treasury Stock, at Cost ..........................................         (1,554)        (1,303)
                                                                      ------------   ------------
                                                                           148,874        110,913
                                                                      ------------   ------------
                                                                      $    428,585   $    344,234
                                                                      ============   ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    ENERGY VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                                  Three Months                   Six Months
                                                                  Ended June 30,                Ended June 30,
                                                            -------------------------     -------------------------
                                                                1995           1994           1995           1994
                                                            ----------     ----------     ----------     ----------
                                                                    (In thousands, except per share amounts)
REVENUES ..............................................     $   79,747     $   50,566     $  152,407     $  105,684
                                                            ----------     ----------     ----------     ----------

COSTS AND EXPENSES:
 Cost of Sales .....................................            59,651         35,692        112,806         75,883
 Selling, General and Administrative Attributable
  to Segments .....................................             11,861         10,173         23,456         20,622
 Corporate General and Administrative...............             1,348          1,200          2,604          2,256
                                                            ----------     ----------     ----------     ----------
OPERATING INCOME ......................................          6,887          3,501         13,541          6,923
                                                            ----------     ----------     ----------     ----------
OTHER INCOME (EXPENSE):
 Interest Expense, Net .............................            (4,196)        (3,460)        (8,161)        (5,845)
 Other, Net.........................................                52            154             (7)           453
                                                            ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY CHARGE ..............................             2,743            195          5,373          1,531

PROVISION FOR INCOME TAXES ............................            990             68          1,989            549
                                                            ----------     ----------     ----------     ----------

INCOME BEFORE EXTRAORDINARY CHARGE ....................          1,753            127          3,384            982

EXTRAORDINARY CHARGE, NET OF TAXES ....................            ---            ---            ---         (3,784)
                                                            ----------     ----------     ----------     ----------
NET INCOME (LOSS) .....................................     $    1,753     $      127     $    3,384     $   (2,802)
                                                            ==========     ==========     ==========     ==========
EARNINGS PER SHARE:

 Income Before Extraordinary Charge ................        $      .14     $      .01     $      .27     $      .08
 Extraordinary Charge...............................               ---            ---            ---           (.30)
                                                            ----------     ----------     ----------     ----------
 Net Income (Loss) Per Share .......................        $      .14     $      .01     $      .27     $     (.22)
                                                            ==========     ==========     ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING ...................         12,684         12,680         12,672         12,588
                                                            ==========     ==========     ==========     ==========





  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    ENERGY VENTURES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              1995           1994
                                                                           ----------     ----------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ..................................................     $    3,384     $   (2,802)
                                                                           ----------     ----------
  Adjustments to Reconcile Net Income to Cash
    Provided (Used) by Operations:
      Depreciation and Amortization ..................................          8,697          6,434
      Deferred Income Tax Provision (Benefit) ........................            309         (2,594)
      Extraordinary Charge on Prepayment of Debt, Net ................            ---          3,784
      Gain on Sale of Assets .........................................            (39)           (92)
      Provision for Doubtful Accounts Receivable .....................            170             97
      Change in Operating Assets and Liabilities, Net of Effects
        of Businesses Acquired .......................................        (13,227)       (21,747)
                                                                           ----------     ----------
    Net Cash Used by Operating Activities ............................           (706)       (16,920)
                                                                           ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired ....................         (4,336)        (1,485)
  Capital Expenditures for Property, Plant and Equipment .............        (11,739)       (13,355)
  Other, Net .........................................................            701             98
                                                                           ----------     ----------
    Net Cash Used by Investing Activities ............................        (15,374)       (14,742)
                                                                           ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Long-Term Debt ...........................            ---        120,000
  Borrowings (Repayments) Under Revolving Lines of Credit.............         16,751        (40,228)
  Borrowings Under Term Debt .........................................              9          3,181
  Repayments on Term Debt ............................................         (1,839)       (45,074)
  Penalty on Early Retirement of Debt ................................            ---         (4,872)
  Debt Issuance Costs ................................................            ---         (4,155)
  Other, Net .........................................................            196           (159)
                                                                           ----------     ----------
    Net Cash Provided by Financing Activities ........................         15,117         28,693
                                                                           ----------     ----------
EFFECT OF TRANSLATION ADJUSTMENT
  ON CASH ............................................................            128           (266)
                                                                           ----------     ----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS ...................................................           (835)        (3,235)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ..........................................................          3,144          4,799
                                                                           ----------     ----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD ..........................................................     $    2,309     $    1,564
                                                                           ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid, Net of Amounts Capitalized ..........................     $    7,740     $    3,534
  Income Taxes Paid ..................................................     $    1,127     $    1,829



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

(1) General

        The unaudited consolidated condensed financial statements included herein have been prepared by Energy Ventures, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission.
These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company s Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

(2) Inventories

        Major components of inventories include:

                                                     June 30,  December 31,
                                                       1995        1994
                                                    ---------  ------------
                                                         (in thousands)
             Raw materials and components ......... $ 47,220      $ 34,759
             Work in process.......................   19,119        12,861
             Finished goods .......................   35,383        27,318
                                                    --------      --------
                                                    $101,722      $ 74,938
                                                    ========      ========

(3) Acquisitions

        On June 30, 1995, the Company acquired Prideco, Inc. ("Prideco") in a transaction which involved the issuance of approximately 2.25 million shares of Common Stock. The acquisition is expected to provide the Company with greater manufacturing and marketing efficiencies by allowing for a consolidation of overhead, reduced distribution and marketing costs and a rationalization of manufacturing operations.

        The Prideco acquisition was accounted for using the purchase method of accounting. Accordingly, the respective assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The allocation of the purchase price is based on the best estimates of the Company using information currently available. Certain adjustments relating to the acquisition are subject to change based upon final appraisals and determination of the fair values of the assets acquired and liabilities assumed.

        The following table presents selected consolidated financial information for the Company on a pro forma basis assuming that the Prideco acquisition had occurred on January 1, 1994. The pro forma information is not necessarily indicative of the results that might have occurred had such transaction actually taken place at the beginning of the period specified and is not intended to be a projection of future results.

                                                             Six Months
                                                           Ended June 30,
                                                       ---------------------
                                                         1995         1994
                                                       --------     --------
                                                       (in thousands, except
                                                         per share amounts)
     Revenues ........................................ $181,955     $130,648
     Income Before Extraordiary Charge ............... $  4,547     $  2,114
     Net Income (Loss) ............................... $  4,547     $ (1,670)
     Earnings Per Share From Continuing Operations ... $    .30     $    .14
     Net Income (Loss) Per Share ..................... $    .30     $   (.11)

(4) Long-Term Debt

        On March 24, 1994, the Company sold pursuant to a private placement $120 million of 10.25% Senior Notes due 2004. In July 1994, substantially all of these notes were exchanged for a substantially identical series of 10.25% Senior Notes due 2004 with semi-annual interest payments in March and September. Both issues of Senior Notes were issued pursuant to the terms of an Indenture dated as of March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. See Note 7. The placement of the $120 million Senior Notes provided the Company with $116 million in net proceeds that were used to prepay the $34 million 12.25% senior notes due 1997 and to repay substantially all of the Company's outstanding indebtedness other than the Senior Notes. The remaining funds were used for working capital and other general purposes. In connection with the early retirement, the Company incurred in the first quarter of 1994 an extraordinary charge of approximately $3.8 million, net of taxes of approximately $1.9 million, or $.30 per share. The extraordinary charge represented the difference between the reacquisition price and the net carrying value of the $34 million senior notes, including unamortized debt issuance costs.

        Accrued interest payable, which is included in Other Accrued Liabilities in the financial statements, was approximately $3.7 million and $3.7 million at June 30, 1995 and December 31, 1994, respectively.

(5) Contingencies

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

(6) Reclassifications

        Certain reclassifications of prior period balances have been made to conform such amounts to appropriate June 30, 1995 classifications.

(7) Condensed Consolidating Financial Statements

        The $120 million Senior Notes which are described in Note 4 are unconditionally guaranteed on a joint and several basis, by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of June 30, 1995 and December 31, 1994 and the related condensed consolidating statements of income for the three and six month periods ended June 30, 1995 and 1994, and cash flows for the six month period ended June 30, 1995 and 1994 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.


                    CONDENSED CONSOLIDATING BALANCE SHEET
                                June 30, 1995
                                (IN THOUSANDS)

                                                                                           Non-
                                                                Parent     Guarantors   Guarantors  Eliminations  Consolidated
                                                              ----------   ----------   ----------  ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents ...............................   $      156   $      808   $    1,345   $      ---   $    2,309
  Other Current Assets ....................................        1,852      170,962       29,771          ---      202,585
                                                              ----------   ----------   ----------   ----------   ----------
                                                                   2,008      171,770       31,116          ---      204,894
                                                              ----------   ----------   ----------   ----------   ----------
PROPERTY, PLANT AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION ............................................          191      165,453       12,655          ---      178,299

INTERCOMPANY AND INVESTMENT
  IN SUBSIDIARIES, NET ....................................      263,922     (159,997)      16,373     (120,298)         ---

OTHER ASSETS ..............................................        4,468       39,890        1,034          ---       45,392
                                                              ----------   ----------   ----------   ----------   ----------
                                                              $  270,589   $  217,116   $   61,178   $ (120,298)  $  428,585
                                                              ==========   ==========   ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings ...................................   $      ---   $   29,862   $    4,154   $      ---   $   34,016
  Current Maturities of Long-Term Debt ....................          ---        3,619          937          ---        4,556
  Accounts Payable and Other Accrued
    Liabilities ...........................................        2,905       63,592        9,210          ---       75,707
                                                              ----------   ----------   ----------   ----------   ----------
                                                                   2,905       97,073       14,301          ---      114,279
                                                              ----------   ----------   ----------   ----------   ----------

LONG-TERM DEBT ............................................      120,000        4,020        1,673          ---      125,693

DEFERRED TAXES, NET .......................................       (1,805)      18,213       15,606          ---       32,014

OTHER LIABILITIES .........................................          615        5,841        1,269          ---        7,725
                                                              ----------   ----------   ----------   ----------   ----------

STOCKHOLDERS' INVESTMENT ..................................      148,874       91,969       28,329     (120,298)     148,874
                                                              ----------   ----------   ----------   ----------   ----------
                                                              $  270,589   $  217,116   $   61,178   $ (120,298)  $  428,585
                                                              ==========   ==========   ==========   ==========   ==========

                    CONDENSED CONSOLIDATING BALANCE SHEETS
                              December 31, 1994
                                (IN THOUSANDS)

                                                                                     NON-
                                                          PARENT     GUARANTORS   GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ----------   ----------   ----------  ------------ ------------
ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents ............................ $      166   $    1,593   $    1,385   $      ---   $    3,144
 Other Current Assets .................................      1,549      135,170       24,940          ---      161,659
                                                        ----------   ----------   ----------   ----------   ----------
                                                             1,715      136,763       26,325          ---      164,803
                                                        ----------   ----------   ----------   ----------   ----------

PROPERTY, PLANT AND EQUIPMENT,
 AT COST, NET OF ACCUMULATED
 DEPRECIATION .........................................        230      140,024       10,641          ---      150,895

INTERCOMPANY AND INVESTMENT
 IN SUBSIDIARIES, NET .................................    229,873     (134,749)      18,058     (113,182)         ---

OTHER ASSETS ..........................................      4,124       23,496          916          ---       28,536
                                                        ----------   ----------   ----------   ----------   ----------
                                                        $  235,942   $  165,534   $   55,940   $ (113,182)  $  344,234
                                                        ==========   ==========   ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings ............................... $      ---   $   13,627   $    3,638   $      ---   $   17,265
  Current Maturities of Long-Term Debt ................        ---        1,480        1,709          ---        3,189
  Accounts Payable and Other Accrued
    Liabilities .......................................      5,291       37,748        6,972          ---       50,011
                                                        ----------   ----------   ----------   ----------   ----------
                                                             5,291       52,855       12,319          ---       70,465
                                                        ----------   ----------   ----------   ----------   ----------

LONG-TERM DEBT ........................................    120,062        4,605        1,023          ---      125,690

DEFERRED TAXES, NET ...................................     (1,903)      18,161       14,527          ---       30,785

OTHER LIABILITIES .....................................      1,579        3,668        1,134          ---        6,381
                                                        ----------   ----------   ----------   ----------   ----------

STOCKHOLDERS' INVESTMENT ..............................    110,913       86,245       26,937     (113,182)     110,913
                                                        ----------   ----------   ----------   ----------   ----------
                                                        $  235,942   $  165,534   $   55,940   $ (113,182)  $  344,234
                                                        ==========   ==========   ==========   ==========   ==========

                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        SIX MONTHS ENDED JUNE 30, 1995
                                (IN THOUSANDS)



                                                                                         NON-
                                                              PARENT     GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                            ----------   ----------   ----------  ------------  ------------
REVENUES .................................................  $      ---   $  126,450    $  25,957   $      ---   $  152,407

COSTS AND EXPENSES .......................................       2,604      114,763       21,499          ---      138,866
                                                            ----------   ----------   ----------   ----------   ----------
OPERATING INCOME (LOSS) ..................................      (2,604)      11,687        4,458          ---       13,541
                                                            ----------   ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE)
  Interest Income (Expense), Net .........................      (4,231)      (3,954)          24          ---       (8,161)
  Equity in Subsidiaries, Net Taxes ......................       8,113          ---          ---       (8,113)         ---
  Other, Net .............................................          33          298         (338)         ---           (7)
                                                            ----------   ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES ...............................       1,311        8,031        4,144       (8,113)       5,373

PROVISION (BENEFIT) FOR INCOME TAXES .....................      (2,073)       2,307        1,755          ---        1,989
                                                            ----------   ----------   ----------   ----------   ----------

NET INCOME ...............................................  $    3,384   $    5,724   $    2,389   $   (8,113)  $    3,384
                                                            ==========   ==========   ==========   ==========   ==========


                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        SIX MONTHS ENDED JUNE 30, 1994
                                (IN THOUSANDS)



                                                                                         NON-
                                                              PARENT     GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                            ----------   ----------   ----------  ------------  ------------
REVENUES .................................................  $      ---   $   89,551   $   16,133   $      ---   $  105,684

COSTS AND EXPENSES .......................................       2,256       82,236       14,269          ---       98,761
                                                            ----------   ----------   ----------   ----------   ----------
OPERATING INCOME (LOSS) ..................................      (2,256)       7,315        1,864          ---        6,923
                                                            ----------   ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE)
  Interest Income (Expense), Net .........................      (1,960)      (3,855)         117          ---       (5,698)
  Equity in Subsidiaries, Net Taxes ......................       3,810          ---          ---       (3,180)         ---
  Other, Net .............................................         (75)         163          218          ---          306
                                                            ----------   ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES ...............................        (481)       3,623        2,199       (3,810)       1,531

PROVISION (BENEFIT) FOR INCOME TAXES .....................      (1,463)       1,304          708          ---          549
                                                            ----------   ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS ........................         982        2,319        1,491       (3,810)         982

EXTRAORDINARY CHARGE, NET
  OF TAXES ...............................................      (3,784)         ---          ---          ---       (3,784)
                                                            ----------   ----------   ----------   ----------   ----------

NET INCOME (LOSS) ........................................  $   (2,802)  $    2,319   $    1,491   $   (3,810)  $   (2,802)
                                                            ==========   ==========   ==========   ==========   ==========

                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                       THREE MONTHS ENDED JUNE 30, 1995
                                (IN THOUSANDS)


                                                                                         NON-
                                                              PARENT     GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                            ----------   ----------   ----------  ------------  ------------
REVENUES .................................................  $      ---   $   66,037   $   13,710   $      ---   $   79,747

COSTS AND EXPENSES .......................................       1,348       60,226       11,286          ---       72,860
                                                            ----------   ----------   ----------   ----------   ----------
OPERATING INCOME (LOSS) ..................................      (1,348)       5,811        2,424          ---        6,887
                                                            ----------   ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE)
  Interest Income (Expense), Net .........................      (2,098)      (2,027)         (71)         ---       (4,196)
  Equity in Subsidiaries, Net Taxes ......................       4,031          ---          ---       (4,031)         ---
  Other, Net .............................................          30          140         (118)         ---           52
                                                            ----------   ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES ...............................         615        3,924        2,235       (4,031)       2,743

PROVISION (BENEFIT) FOR INCOME TAXES .....................      (1,138)         836        1,292          ---          990
                                                            ----------   ----------   ----------   ----------   ----------

NET INCOME ...............................................  $    1,753   $    3,088   $      943   $   (4,031)  $    1,753
                                                            ==========   ==========   ==========   ==========   ==========



                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                       Three Months ended June 30, 1994
                                (in thousands)


                                                                                         NON-
                                                              PARENT     GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                            ----------   ----------   ----------  ------------  ------------
REVENUES .................................................  $      ---   $   43,055   $    7,511   $      ---   $   50,566

COSTS AND EXPENSES .......................................       1,200       39,154        6,711          ---       47,065
                                                            ----------   ----------   ----------   ----------   ----------
OPERATING INCOME (LOSS) ..................................      (1,200)       3,901          800          ---        3,501
                                                            ----------   ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE)
  Interest Income (Expense), Net .........................      (1,736)      (1,738)         104          ---       (3,370)
  Equity in Subsidiaries, Net Taxes ......................       2,106          ---          ---       (2,106)         ---
  Other, Net .............................................         (64)         121            7          ---           64
                                                            ----------   ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES ...............................        (894)       2,284          911       (2,106)         195

PROVISION (BENEFIT) FOR INCOME TAXES .....................      (1,021)         802          287          ---           68
                                                            ----------   ----------   ----------   ----------   ----------

INCOME FROM CONTINUING OPERATIONS ........................         127        1,482          624       (2,106)         127

EXTRAORDINARY CHARGE, NET
  OF TAXES ...............................................         ---          ---          ---          ---          ---
                                                            ----------   ----------   ----------   ----------   ----------

NET INCOME ...............................................  $      127   $    1,482   $      624   $   (2,106)  $      127
                                                            ==========   ==========   ==========   ==========   ==========

               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Six Months ended June 30, 1995
                                (in thousands)

                                                                                      Non-
                                                           Parent   Guarantors     Guarantors      Eliminations     Consolidated
                                                           ------   ----------     ----------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ............................................ $ 3,384       $ 5,724       $ 2,389        $ (8,113)       $  3,384
  Equity in Earnings of Subsidiaries ....................  (8,113)           --            --           8,113              --
  Other Adjustments and Changes .........................  (2,932)       (1,035)         (123)             --          (4,090)
                                                          -------       -------       -------        --------        --------
    Net Cash Provided (Used) by Operations ..............  (7,661)        4,689         2,266              --            (706)
                                                          -------       -------       -------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses .............................      --        (4,336)           --              --          (4,336)
  Proceeds from Sale of Business and Assets .............      --           626            75              --             701
  Capital Expenditures for Property, Plant
    and Equipment .......................................      (5)       (9,552)       (2,182)             --         (11,739)
                                                          -------       -------       -------        --------        --------
 Net Cash Used by Investing Activities ..................      (5)      (13,262)       (2,107)             --         (15,374)
                                                          -------       -------       -------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-Term Borrowings, Net ............................      --        16,235           516              --          16,751
  Repayments on Term Debt, Net ..........................      --        (1,483)         (347)             --          (1,830)
  (Increase) Decrease in Amounts Due to and
    from Subsidiaries, Net ..............................   7,460        (7,004)         (456)             --              --
  Other, Net ............................................     196            --            --              --             196
                                                          -------       -------       -------        --------        --------
    Net Cash Provided (Used) by Financing
      Activities ........................................   7,656         7,748          (287)             --          15,117
                                                          -------       -------       -------        --------        --------
Effect of Translation Adjustment on Cash ................      --            40            88              --             128
                                                          -------       -------       -------        --------        --------
Net Decrease in Cash and Cash Equivalents ...............     (10)         (785)          (40)             --            (835)

Cash and Cash Equivalents at Beginning of Period ........     166         1,593         1,385              --           3,144
                                                          -------       -------       -------        --------        --------
Cash and Cash Equivalents at End of Period .............. $   156       $   808       $ 1,345         $    --        $  2,309
                                                          =======       =======       =======        ========        ========

               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Six Months ended June 30, 1994
                                (in thousands)

                                                                                      Non-
                                                           Parent    Guarantors    Guarantors      Eliminations     Consolidated
                                                           ------    ----------    ----------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)...................................... $ (2,802)      $ 2,319       $ 1,491        $ (3,810)      $  (2,802)
  Equity in Earnings of Subsidiaries ....................   (3,810)           --            --           3,810              --
  Other Adjustments and Changes .........................    4,517       (20,126)        1,491              --         (14,118)
                                                          --------       -------       -------        --------       ---------
    Net Cash Provided (Used) by Operations ..............   (2,095)      (17,807)        2,982              --         (16,920)
                                                          --------       -------       -------        --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses .............................       --            15        (1,500)             --          (1,485)
  Capital Expenditures for Property, Plant
    and Equipment .......................................       (9)      (10,726)       (2,620)             --         (13,355)
  Other, Net ............................................       --            80            18              --              98
                                                          --------       -------       -------        --------       ---------
     Net Cash Used by Investing Activities ..............       (9)      (10,631)       (4,102)             --         (14,742)
                                                          --------       -------       -------        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-Term Borrowings, Net ............................       --       (37,207)       (3,021)            --          (40,228)
  Borrowings of Debt ....................................  120,000         2,654           527             --          123,181
  Repayments of Debt ....................................  (34,000)       (9,117)       (1,957)            --          (45,074)
  (Increase) Decrease in Amounts Due to and
    from Subsidiaries, Net ..............................  (76,081)       70,676         5,405             --              --
  Other, Net ............................................   (9,186)           --            --             --           (9,186)
                                                          --------       -------       -------        --------       ---------
  Net Cash Provided by Financing Activities .............      733        27,006           954             --           28,693
                                                          --------       -------       -------        --------       ---------
Effect of Translation Adjustment on Cash ................       --            --          (266)            --             (266)
                                                          --------       -------       -------        --------       ---------
Net Decrease in Cash and Cash Equivalents ...............   (1,371)       (1,432)         (432)            --           (3,235)

Cash and Cash Equivalents at Beginning of Period ........    1,444         2,200         1,155             --            4,799
                                                          --------       -------       -------        --------       ---------
Cash and Cash Equivalents at End of Period .............. $     73       $   768       $   723        $    --        $   1,564
                                                          ========       =======       =======        ========       =========

A. Significant Accounting Policies

  Reclassifications

        Certain reclassifications of prior year balances have been made to conform such amounts to appropriate 1995 classifications.

  Elimination Entries

        Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B. Other

        Notes 1 through 6 should be read in conjunction with the Condensed Consolidating Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION

GENERAL

        The Company manufactures and markets drill pipe and premium tubular products, artificial lift and completion systems through its Oilfield Equipment Segment and provides rig contract drilling and workover services through its Contract Drilling Segment for use in the exploration and production of oil and natural gas. The level of exploration and production activity is influenced by worldwide economic conditions, supply and demand and the political stability of oil producing countries. However, natural gas and oil prices historically have been the prevalent factor in determining the level of worldwide exploration and production.

        For the second quarter of 1995, revenues and operating income increased 58% and 97%, respectively, from 1994 levels, and revenues and operating income for the first six months of 1995 increased 44% and 96%, respectively, from 1994 levels, with increases realized in each of the Company's principal operating divisions. The results reflect improved industry conditions, higher international revenues and the Company's continuing internal cost savings efforts.

        Demand for the Company's tubular products and contract drilling services benefited during the first six months of 1995 from a continuing reduction in the worldwide inventory of used drill pipe, increased demand for barge rigs in the U.S. Gulf Coast area and industry consolidation. These trends have resulted in increased drill pipe demand in the Company's tubular division and increased day rates in the contract drilling segment.

        Sales of the Company's artificial lift products benefited from increased sales attributable to the Company's acquisition of the Fluid Packed(TM) pump and sucker rod businesses acquired from National Oilwell in August 1994 and higher RotaLift(TM) sales in Canada.

        The Company currently expects that the current trends benefiting its tubular and domestic contract drilling businesses should continue through 1996. The Company also expects that its recent acquisition of Prideco, Inc. ("Prideco") should materially benefit results in the oilfield equipment segment through increased revenues and consolidation savings. The Company's operations, however, will continue to be subject to prevailing industry conditions and future results will be dependent on and affected by price levels for oil and natural gas and other factors affecting levels of exploration and development. Accordingly, there can be no assurance as to future results or profitability.

PRIDECO ACQUISITION

        On June 30, 1995, the Company acquired Prideco for approximately 2.25 million shares of Common Stock. Prideco was the second largest manufacturer of drill pipe in the Western Hemisphere and one of the two largest manufacturers of drill collars and heavyweight drill pipe in the world. The Prideco acquisition complemented the Company's tubular product line by adding drill collars, heavyweight drill pipe and premium casing to its already extensive line of tubular products. The Company currently intends to expand the market for Prideco's drill collars and heavyweight drill pipe internationally. The Company also intends to jointly market Prideco's premium casing with the Company's existing Atlas Bradford(TM) line of premium connectors.

        The Company's acquisition of Prideco strengthened the Company's position as the worldwide leader in drill pipe. The Company also expects to realize over $6 million in annual savings from the Prideco acquisition through a consolidation of overhead and a rationalization of manufacturing operations once the operations of Prideco have been fully integrated with those of the Company. Revenues and operating income of Prideco for its fiscal year ended June 30, 1995, were $55.2 million and $4.2 million, respectively.

YPF CONTRACT AND ARTIFICIAL LIFT EXPANSION

        In March 1995, the Company entered into a two-year land drilling contract with Yacimientos Petroliferos Fiscales Sociedad Anonima ("YPF") in Argentina, covering four drilling rigs. Drilling operations under this contract began in June 1995 and are expected to benefit results for the remainder of 1995. Under the terms of the Company's contract with YPF, the Company receives a posted day rate of approximately $9,000 per day for each operating rig.

        The Company is also currently negotiating an agreement with YPF in Argentina to provide workover services. The Company expects to execute such agreement by the end of August 1995. The agreement contemplates a two-year contract for five workover rigs. YPF has also advised the Company of its desire for the Company to provide it with up to an additional five drilling rigs over the next 12 months as conditions merit.

        The expansion of the Company's operations in Argentina presents the Company with a unique opportunity for international expansion of the Company's artificial lift products. Argentina is South America's fastest growing and largest market for artificial lift products. The Company intends to utilize the infrastructure of its drilling and workover operations as a base for the sale and service of its artificial lift products in Argentina. The use of shared locations is expected to provide the artificial lift division with a cost effective means of penetrating the Argentina market.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 VERSUS THREE
MONTHS ENDED JUNE 30, 1994

        For the second quarter of 1995, income from continuing operations was $1.8 million or $.14 per share on revenues of $79.7 million compared to income from continuing operations of $127,000 or $.01 per share on revenues of $50.6 million in 1994. Operating income for the second quarter of 1995 was $6.9 million compared to $3.5 million for the second quarter of 1994.

Oilfield Equipment Segment

        Revenues and operating income for the oilfield equipment segment were $61.2 million and $4.6 million, respectively, for the second quarter ended June 30, 1995, as compared to $38.8 million and $1.9 million, respectively, for the second quarter ended June 30, 1994.

        Sales of tubular products in the second quarter of 1995 were $31.7 million compared to $20.2 million in the second quarter of 1994. The Company believes that the increased drill pipe sales in the second quarter of 1995 are indicative of a reduction in the worldwide inventory of used drill pipe and the continuing consolidation of the industry. Evidence of this improvement is reflected in the 57% increase in sales for the second quarter of 1995 compared to 1994 despite lower natural gas prices and a near record low domestic and worldwide rig count. Also indicative of the decline in available used drill pipe were several large purchases of drill pipe during the first six months of 1995 by customers who have historically acquired used drill pipe for their needs. Demand for drill pipe continues to be strong, with the Company's backlog for drill pipe at June 30, 1995, being $69.8 million compared to $35.2 million at December 31, 1994. This increase includes Prideco's backlog of approximately $14.6 million. Prideco's backlog at December 31, 1994, was $10.5 million. The Company anticipates that all of the backlog existing at June 30, 1995, will be shipped during the next 12 months.

        The oilfield equipment segment also benefited from lower average manufacturing costs for its tubulars associated with increased sales and higher gross margins at the Company's Mexican facility, which has a lower cost base than the United States facilities.

        The Company has recently experienced increases in its cost of green tubing, the primary material used by it in the production of its tubular goods. To date, the Company has generally been able to pass through the additional costs of this raw material to its customers. However, there can be no assurances that it will continue to be able to do so.

        The Company's recent acquisition of Prideco is expected to further benefit results in this segment through higher revenues and improved margins from reductions in per unit costs for tubular goods. Although there can be no assurance as to the ultimate savings that may be realized as a result of the acquisition, the Company currently expects to realize annual savings in overhead and distribution costs in excess of $6 million once the operations of Prideco are fully integrated into those of the Company. The Company expects this integration to be completed by the middle of 1996.

        Revenues and operating income associated with the Company's artificial lift division were $27.6 million and $2 million, respectively, for the second quarter ended June 30, 1995, compared to $17.7 million and $1.5 million, respectively, for the second quarter ended June 30, 1994. The increase in revenues was primarily attributable to the Company's addition of the Fluid Packed pump and sucker rod businesses acquired from National Oilwell and higher Canadian RotaLift sales. The increase in operating income was primarily attributable to the improvement in revenues noted above, however, the increase in revenues was substantially offset by increased selling, general and administrative expenses. The Company is actively pursuing cost savings at the artificial lift division through the consolidation of sales locations and distribution centers and the rationalization of manufacturing operations at the various facilities. Savings from this effort are expected to be fully realized in 1996.

Contract Drilling Segment

        Revenues and operating income for the contract drilling segment were $18.5 million and $3.7 million, respectively, for the second quarter ended June 30, 1995, as compared to $11.8 million and $2.8 million, respectively, for the second quarter ended June 30, 1994. The improved results in this segment reflect higher international operating income in the 1995 period as new contracts in Peru and Nigeria did not take effect until late in the second quarter of 1994. The operations in Nigeria and Peru contributed $5.3 million in revenues and $1.1 million in operating income for the second quarter of 1995.

        The Company's platform drilling operations in Peru were recently placed on standby at the request of the customer in an effort to reduce the customer's operating expenses. Although the Company is currently receiving a standby rate for these rigs and has been advised by the customer that it intends to resume drilling at a later date, there can be no assurance that such standby rate will continue to be paid or that the rigs will resume drilling operations. If the Company were not to receive the standby rate or the rigs were not to resume drilling operations, revenues and operating income from international drilling could be materially affected. The impact of such an event in future periods, however, would be more than offset by the anticipated increased revenues and operating income from the Company's four land drilling operations in Argentina that commenced in June 1995.

        The Company's Nigerian rig was damaged during operations in May 1995, and was out of operation for approximately 40 days for repairs. Nigerian operating income for the second quarter ended June 30, 1995 was $476,000 less than operating income for the first quarter of 1995. This reduction was primarily due to the damage sustained by the Nigerian rig. The decrease in Nigerian operating income was partially offset by strong domestic results and results from the Company's Peruvian operations. The Company's Nigerian drilling contract was recently extended through August 1996.

        Domestic revenues and operating profit benefited from increased utilization rates and improved day rates related to increased demand for the Company's contract drilling services in the Gulf Coast. Demand increases reflected greater three-dimensional seismic survey activity and attractive deep natural gas prospects in the inland and coastal waters of the Gulf Coast and increased lease activity in that region following the settlement in mid-1994 of a production royalty suit between Texaco and the State of Louisiana. Texaco is currently the Company's largest domestic barge rig customer.

        On September 30, 1994, the Company settled all of its claims with its insurance carriers with respect to the termination of its workover drilling contract with the National Iranian Oil Company ("NIOC"). Under the terms of the settlement with the Company's insurance carriers, the Company received a net cash payment of $23 million and retained all rights to any funds collected or recovered by the Company from NIOC and to the rigs and equipment deployed in Iran. The Company has since sold or redeployed to Argentina the rigs and equipment that were in Iran as well as certain of the retained receivables. Although the Company has been receiving payments on the retained obligations under a four year extended payment arrangement reached with the Central Bank of Iran and other local banks, the timing and ultimate recovery is subject to various risks relating to Iran, including the impact of the recently imposed United States sanctions on and restrictions on trade with Iran. The net carrying value after reserves of these obligations as of July 31, 1995, was approximately $3 million.

        Results for the balance of 1995 and into 1996 are expected to continue to benefit from the current domestic trends in the industry. Demand for the Company's domestic contract drilling and workover services, however, will continue to be materially dependent on levels of exploration and development in the Gulf of Mexico and the coastal waters of Louisiana. Because much of the exploration in these areas relates to natural gas, prevailing prices for natural gas will be a material factor affecting that demand. International operations are expected to continue to improve for the remainder of 1995 with the level of improvement being dependent upon the status of the Company's Peruvian rigs.

General

        Selling, general and administrative expenses increased approximately 16.1% to approximately $13.2 million in the second quarter of 1995 from approximately $11.4 million in the second quarter of 1994. The increase in 1995 was principally attributable to substantially increased sales and international expansion.

        Interest expense increased during the second quarter of 1995 to $4.2 million from $3.5 million for the second quarter of 1994. The increase in interest expense is attributable to higher levels of indebtedness under the Company's working capital lines of credit due to increases in the level of the Company's business.

        Substantially all of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX MONTHS
ENDED JUNE 30, 1994

        For the first six months of 1995, income from continuing operations was $3.4 million or $.27 per share on revenues of $152.4 million compared to income from continuing operations of $982,000 or $.08 per share on revenues of $105.7 million for the first six months of 1994. Operating income for the first half of 1995 was $13.5 million compared to $6.9 million for the first half of 1994.

Oilfield Equipment Segment

        Revenues and operating income for the oilfield equipment segment were $114.5 million and $8.6 million, respectively, for the six months ended June 30, 1995, as compared to $81.3 million and $4.7 million, respectively, for the six months ended June 30, 1994. The increase in revenues and operating income was primarily attributable to the contribution from increased drill pipe sales, higher Canadian RotaLift sales and the addition of the Fluid Packed pump and sucker rod businesses acquired from National Oilwell in August 1994.

        Sales of tubular products in the first six months of 1995 were $58.1 million compared to $43.2 million in the first six months of 1994. The Company believes that the increased drill pipe sales realized by it during the first half of 1995 are indicative of a reduction in the worldwide inventory of used drill pipe and the continuing consolidation of the industry.

        Revenues and operating income associated with the Company's artificial lift division were $54.1 million and $4.8 million, respectively, for the six months ended June 30, 1995, compared to $36.6 million and $2.4 million, respectively, for the six months ended June 30, 1994. The increase in revenues and operating income was primarily attributable to the Company's addition of the Fluid Packed pump and sucker rod businesses acquired from National Oilwell and higher Canadian RotaLift sales.

Contract Drilling Segment

        Revenues and operating income for the contract drilling segment were $37.9 million and $7.6 million, respectively, for the six months ended June 30, 1995, as compared to $24.4 million and $4.5 million, respectively, for the six months ended June 30, 1994. The improved results in this segment reflect higher international operating income in the 1995 period as new contracts in Peru and Nigeria did not take effect until late in the second quarter of 1994. The operations in Nigeria and Peru contributed $12.3 million in revenues and $2.6 million in operating income for the 1995 period.

General

        Selling, general and administrative expenses increased approximately 13.9% to approximately $26.1 million in the first six months of 1995 from approximately $22.9 million in the first six months of 1994. The increase in 1995 was principally attributable to substantially increased sales and international expansion.

        Interest expense increased during the first six months of 1995 to $8.2 million from $5.8 million for the first six months of 1994. The increase in interest expense is attributable to higher levels of indebtedness due to increases in the level of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1995, the Company had cash and cash equivalents of approximately $2.3 million compared to approximately $3.1 million at December 31, 1994. At June 30, 1995, the Company's working capital was approximately $91 million compared to approximately $94 million at December 31, 1994.

        At June 30, 1995 and December 31, 1994, the Company had in place various working capital lines of credit secured by the inventory and receivables of the Company's subsidiaries, providing for borrowings up to $55.5 million, subject to availability requirements. Borrowings under the Company's lines of credit are generally based on the lender's determination of the collateral value of the current assets securing the lines of credit. The lines of credit bear interest at floating rates ranging from prime to prime plus 1 1/4% and are secured by substantially all of the borrowing subsidiary's accounts receivable and inventory. The Company and its subsidiaries are required to comply with various affirmative and negative covenants relating to working capital, earnings and net worth. The facilities also impose certain limitations on the use of funds by the Company and its subsidiaries for acquisitions and capital expenditures, the incurrence of additional indebtedness and other operational matters and certain expenditures, and certain prohibitions on the declaration or payment of dividends by the Company. At June 30, 1995 and December 31, 1994, approximately $34 million and $17.3 million, respectively, had been borrowed under the revolving lines of credit and approximately $3.4 million and $1 million, respectively, had been used to support outstanding letters of credit. At June 30, 1995 and December 31, 1994, $18.1 million and $35.6 million, respectively, was available for additional borrowing under these credit facilities. The average interest rate under these facilities was 8.8% for 1994 and 10.5% for the first half of 1995.

        The Company currently has outstanding $120 million of Senior Notes with semi-annual interest payments in March and September. The Senior Notes were issued pursuant to the terms of an Indenture dated as of March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur certain additional indebtedness unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the

Indenture) is at least 2.0 to 1.0, (ii) make dividends, distributions and certain other restricted payments, (iii) create certain liens, (iv) engage in certain transactions with its affiliates, (v) engage in sale and leaseback transactions, (vi) make certain asset dispositions and (vii) merge or consolidate with, or transfer all or substantially all of its assets to another person. The Indenture also limits the ability of the Company and certain of its subsidiaries to issue preferred stock and creates restrictions on the ability of certain of its subsidiaries to pay dividends and make other distributions.

        In August 1994, the Company received a letter from the IRS proposing to increase the gain recognized by the Company upon the dissolution in October 1990 of the Company's joint venture ("COLEVE") with Columbia Gas and Development Corporation. In general, the IRS' proposal seeks payment of a tax liability of approximately $14.1 million plus accrued interest thereon, and includes $3.4 million of taxes relating to the proposed disallowance of certain interest deductions taken by the Company with respect to COLEVE that was the subject of a similar letter received by the Company in the fourth quarter of 1993. The tax liability with respect to these matters has been previously provided for as a deferred tax liability in the Company's financial statements. The Company disagrees with the IRS' position and is currently pursuing its rights of administrative review and appeal and intends to vigorously contest this matter. Although the resolution of these remaining issues could affect the timing of the payment of previously accrued tax liabilities and require the use of a portion of its available capital, the Company does not believe that the results of the audit or the ultimate resolution of the IRS' proposed adjustments will have a material impact on its results of operations or financial position.

        The demand for the Company's tubular products and contract drilling services are particularly affected by the price of natural gas and oil and gas exploration activity while the demand for the Company's artificial lift equipment is directly dependent on oil production activity. Although the Company's international contract drilling services are affected by the level of exploration activity in the countries in which it provides those services, its domestic drilling operations are materially dependent on the level of exploration activity in the Gulf Coast and domestic natural gas prices. Sales of the Company's artificial lift products are currently concentrated in North America and are affected by the level of oil production from older wells as well as oil prices.

        The Company's current sources of capital are cash generated from operations and borrowings under its working capital lines of credit. The Company believes that current reserves of cash and short-term investments, access to existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of its current operations.

        The Company is continually evaluating new acquisitions with a focus on proprietary technology and under-utilized assets to enhance operations. Future acquisitions may be funded through cash flow from operations and other borrowings and financings.

CAPITAL EXPENDITURES AND ACQUISITIONS

        On June 30, 1995, the Company acquired Prideco in a transaction which involved the issuance of approximately 2.25 million shares of Common Stock. The acquisition is expected to provide the Company with greater manufacturing and marketing efficiencies by allowing for a consolidation of overhead, reduced distribution and marketing costs and a rationalization of manufacturing operations. Revenues and operating income at Prideco for its fiscal year ended June 30, 1995, were $55.2 million and $4.2 million, respectively. The Company's acquisition of Prideco with shares of Common Stock reduced the Company's debt to total capitalization ratio from 57% at December 31, 1994, to 52% at June 30, 1995.

        In addition to funds used to finance acquisitions, capital expenditures by the Company during the six months ended June 30, 1995 totaled approximately $11.7 million. During the first six months of 1995, capital expenditures included approximately $4.5 million relating to the acquisition of a land rig deployed to Argentina and equipment additions to the three existing land rigs in Argentina.

        Ongoing routine capital expenditures for the next 12 months are budgeted at approximately $14 million. In addition, the Company is proposing to expend approximately $4 million for the acquisition and deployment of five workover rigs to Argentina and $5 million for rig upgrades to its domestic fleet. Capital expenditures are expected to be funded with available cash, cash flow from operations, borrowings under lines of credit and other facilities and equity issuance if desirable.

                          PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders held on May 19, 1995, the stockholders of the Company approved: (i) the election of six directors to serve until the next Annual Meeting of Stockholders, and (ii) various amendments to the Company's Non-Employee Director Stock Option Plan. The following sets forth the results of the voting with respect to each such matter. There were no broker non-votes.

                                                        Withheld/
Item                                        For          Against      Abstained
- ----                                     ----------     --------      ---------
Election of Directors:
   David J. Butters                      10,114,863       4,407
   Bernard J. Duroc-Danner               10,113,363       5,907
   Uriel E. Dutton                       10,114,847       4,423
   Eliot M. Fried                        10,114,779       4,491
   Robert B. Millard                     10,113,347       5,923
   Robert A. Rayne                       10,113,347       5,923

Amendments to Non-Employee Director
   Stock Option Plan                      9,618,457     163,648       379,021

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
                                                                      Page
                                                                      ----
            10.1 Amended and Restated Non-Employee Director
                 Stock Option Plan ................................... 22

        (b) Reports on Form 8-K:

            Report on Form 8-K dated June 30, 1995, reporting the acquisition by the Company of all of the outstanding capital stock of Prideco, Inc.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENERGY VENTURES, INC.


                              By: /s/ James G. Kiley
                                  ------------------------------------------
                                  James G. Kiley
                                  Vice President, Finance and Treasurer
                                  (Principal Financial Officer)


                              By: /s/ Frances R. Powell
                                  -----------------------------------------
                                  Frances R. Powell
                                  Vice President, Accounting and Controller
                                  (Principal Accounting Officer)

Date: August 11, 1995

                               INDEX TO EXHIBITS

Exhibit                             Name                                    Page
- -------                             ----                                    ----
10.1     Amended and Restated Non-Employee Director Stock Option Plan .....  22

27       Financial Data Schedule