Form 10-Q
period 1995-09-30
ENERGY VENTURES INC /DE/
filed 1995-11-14
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from          to
                                                            --------    --------
Commission file number 0-7265


                             ENERGY VENTURES, INC.
             (Exact name of Registrant as specified in its Charter)

          Delaware                                      04-2515019
-------------------------------                 --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

     5 Post Oak Park, Houston, Texas             77027-3415
--------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


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

                                                     Yes     X      No
                                                          ------         ------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Title of Class                              Outstanding at  November 6, 1995
          --------------                              --------------------------------
    Common Stock, par value $1.00                               18,497,183

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                            September 30,       December 31,
                                                                               1995                1994
                                                                            ------------        ----------
                        ASSETS                                                       (in thousands)
CURRENT ASSETS:
     Cash and Cash Equivalents  . . . . . . . . . . . . . . . . . .          $  9,373           $  3,144
     Accounts Receivable, Net of Allowance for Doubtful
     Accounts of $768,000 at September 30, 1995 and $564,000
     at December 31, 1994   . . . . . . . . . . . . . . . . . . . .            95,570             72,790
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .           109,759             74,938
     Materials and Supplies   . . . . . . . . . . . . . . . . . . .             9,518              7,687
     Prepaid Expenses and Other   . . . . . . . . . . . . . . . . .             9,162              6,244
                                                                             --------           --------
                                                                              233,382            164,803
PROPERTY, PLANT AND EQUIPMENT, AT COST,
     NET OF ACCUMULATED DEPRECIATION  . . . . . . . . . . . . . . .           182,191            150,895

EXCESS OF COST OVER FAIR VALUE OF NET TANGIBLE
     ASSETS OF BUSINESSES ACQUIRED, NET   . . . . . . . . . . . . .            32,614             15,606

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,690             12,930
                                                                             --------           --------
                                                                             $460,877           $344,234
                                                                             ========           ========

     LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-Term Borrowings, Primarily Under Revolving Lines
        of Credit . . . . . . . . . . . . . . . . . . . . . . . . .          $  4,993           $ 17,265
     Current Maturities of Long-Term Debt   . . . . . . . . . . . .             5,676              3,189
     Accounts Payable . . . . . . . . . . . . . . . . . . . . . . .            43,793             30,741
     Other Accrued Liabilities  . . . . . . . . . . . . . . . . . .            23,235             19,270
                                                                             --------           --------
                                                                               77,697             70,465
                                                                             --------           --------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . .           128,559            125,690

DEFERRED INCOME TAXES, NET  . . . . . . . . . . . . . . . . . . . .            31,990             30,785
OTHER LIABILITIES   . . . . . . . . . . . . . . . . . . . . . . . .             6,843              6,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
     Common Stock   . . . . . . . . . . . . . . . . . . . . . . . .            18,047             12,754
     Capital in Excess of Par Value   . . . . . . . . . . . . . . .           149,189             55,142
     Retained Earnings . . . . . . . . . . . . . . . . . .. . . . .            55,796             48,856
     Cumulative Foreign Currency Translation Adjustment   . . . . .            (5,573)            (4,536)
     Treasury Stock, at Cost  . . . . . . . . . . . . . . . . . . .            (1,671)            (1,303)
                                                                             --------           --------
                                                                              215,788            110,913
                                                                             --------           --------
                                                                             $460,877           $344,234
                                                                             ========           ========

            The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                   Three Months               Nine Months
                                                                Ended September 30,       Ended September 30,
                                                              ---------------------      ---------------------
                                                                1995          1994         1995         1994
                                                              -------       -------      --------     --------
                                                                   (In thousands, except per share amounts)
REVENUES  . . . . . . . . . . . . . . . . . . . . . .         $93,797       $68,079      $246,204     $173,763
                                                              -------       -------      --------     --------
COSTS AND EXPENSES:
     Cost of Sales  . . . . . . . . . . . . . . . . .          69,541        49,390       182,347      125,273
     Selling, General and Administrative Attributable
         to Segments  . . . . . . . . . . . . . . . .          13,804        11,275        37,260       31,897
     Corporate General and Administrative   . . . . .           1,257         1,252         3,861        3,508
                                                              -------       -------      --------     --------

OPERATING INCOME  . . . . . . . . . . . . . . . . . .           9,195         6,162        22,736       13,085
                                                              -------       -------      --------     --------


OTHER INCOME (EXPENSE):
     Interest Expense, Net  . . . . . . . . . . . . .          (4,722)       (3,836)      (12,883)      (9,681)
     Other, Net   . . . . . . . . . . . . . . . . . .             212           372           205          825
                                                              -------       -------      --------     --------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY CHARGE . . . . . . . . . . . . . . .           4,685         2,698        10,058        4,229

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . .           1,129         1,019         3,118        1,568
                                                              -------       -------      --------     --------

INCOME BEFORE EXTRAORDINARY CHARGE  . . . . . . . . .           3,556         1,679         6,940        2,661

EXTRAORDINARY CHARGE, NET OF TAXES  . . . . . . . . .             ---           ---           ---       (3,784)
                                                              -------       -------      --------     --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .         $ 3,556       $ 1,679      $  6,940     $ (1,123)
                                                              =======       =======      ========     ========

EARNINGS PER SHARE:

     Income Before Extraordinary Charge   . . . . . .            $.24       $  0.13      $    .51        $0.21
     Extraordinary Charge   . . . . . . . . . . . . .             ---           ---           ---        (0.30)
                                                              -------       -------      --------     --------
     Net Income (Loss) Per Share  . . . . . . . . . .         $   .24       $  0.13      $    .51     $  (0.09)
                                                              =======       =======      ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING . . . . . . . . .          15,099        12,673        13,490       12,616
                                                              =======       =======      ========     ========





            The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine  Months Ended September 30,
                                                                         ------------------------------------
                                                                           1995                         1994
                                                                         --------                    ---------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) . . . . . . . . . . . . . . . . . . . . .        $    6,940                  $ (1,123)
     Adjustments to Reconcile Net Income to Cash
         Provided (Used) by Operations:
            Depreciation and Amortization  . . . . . . . . . . .             14,363                     9,990
            Deferred Income Tax Provision (Benefit). . . . . . .                638                    (2,910)
            Extraordinary Charge on Prepayment of Debt, Net  . .                ---                     3,784
            Insurance Settlement, Net  . . . . . . . . . . . . .                ---                    23,000
            (Gain) Loss on Sale of Assets  . . . . . . . . . . .                 27                      (127)
            Provision for Doubtful Accounts Receivable . . . . .                300                       132
            Change in Operating Assets and Liabilities, Net of Effects
               of Businesses Acquired  . . . . . . . . . . . . .            (43,480)                  (37,752)
                                                                         ----------                  --------
         Net Cash Used by Operating Activities . . . . . . . . .            (21,212)                   (5,006)
                                                                         ----------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Businesses, Net of Cash Acquired   . . . . .             (8,263)                  (17,081)
     Capital Expenditures for Property, Plant and Equipment  . .            (17,559)                  (17,233)
     Other, Net    . . . . . . . . . . . . . . . . . . . . . . .                917                       144
                                                                         ----------                  --------
         Net Cash Used by Investing Activities . . . . . . . . .            (24,905)                  (34,170)
                                                                         ----------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock, Net . . . . . . . . . . . . . . .             63,618                       ---
     Proceeds from Issuance of Long-Term Debt  . . . . . . . . .                ---                   120,000
     Repayments Under Revolving Lines of Credit, Net . . . . . .            (12,272)                  (31,261)
     Borrowings Under Term Debt    . . . . . . . . . . . . . . .              3,847                     2,275
     Repayments on Term Debt . . . . . . . . . . . . . . . . . .             (3,067)                  (45,670)
     Penalty on Early Retirement of Debt . . . . . . . . . . . .                ---                    (4,872)
     Debt Issuance Costs     . . . . . . . . . . . . . . . . . .                ---                    (4,155)
     Other, Net  . . . . . . . . . . . . . . . . . . . . . . . .                 78                      (259)
                                                                         ----------                  --------
         Net Cash Provided by Financing Activities   . . . . . .             52,204                    36,058
                                                                         ----------                  --------

EFFECT OF TRANSLATION ADJUSTMENT
     ON CASH     . . . . . . . . . . . . . . . . . . . . . . . .                142                       (14)
                                                                         ----------                  --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . .              6,229                    (3,132)
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD   . . . . . . . . . . . . . . . . . . . . . . . .              3,144                     4,799
                                                                         ----------                  --------
CASH AND CASH EQUIVALENTS AT END
     OF PERIOD   . . . . . . . . . . . . . . . . . . . . . . . .         $    9,373                  $  1,667
                                                                         ==========                  ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest Paid, Net of Amounts Capitalized  . . . . . . . . .        $   15,355                  $  9,903
     Income Taxes Paid    . . . . . . . . . . . . . . . . . . . .        $    1,660                  $  1,938

            The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)  General

     The unaudited consolidated condensed financial statements included herein have been prepared by Energy Ventures, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

(2)  Inventories

     Major components of inventories include:

                                                      September 30,             December 31,
                                                          1995                      1994
                                                      ------------              ------------
                                                                 (in thousands)
              Raw materials and components  . . . . .   $  51,170                 $ 34,759
              Work in process . . . . . . . . . . . .      18,583                   12,861
              Finished goods. . . . . . . . . . . . .      40.006                   27,318
                                                        ---------                 --------
                                                        $ 109,759                 $ 74,938
                                                        =========                 ========

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

     The following table presents selected consolidated financial information for the Company on a pro forma basis assuming the Prideco acquisition had occurred on January 1, 1994. The pro forma information is not necessarily indicative of the results that might have occurred had such transaction actually taken place at the beginning of the period specified and is not intended to be a projection of future results.

                                                                              Nine Months
                                                                           Ended September 30,
                                                                       --------------------------
                                                                         1995               1994
                                                                       -------             ------
                                                                  (in thousands, except per share amounts)
               Revenues                                                $  275,752         $  211,627
               Income Before Extraordinary Charge                      $    8,278         $    4,314
               Net Income                                              $    8,278         $      530
               Earnings Per Share From Continuing Operations           $      .55         $      .29
               Net Income Per Share                                    $      .55         $      .04

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

     Accrued interest payable, which is included in Other Accrued Liabilities in the financial statements, was approximately $.8 million and $3.7 million at September 30, 1995 and December 31, 1994, respectively.

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

(6)  Public Stock Offering

     In September 1995, the Company completed the sale of 3,000,000 shares of its Common Stock in a public offering and received cash proceeds of approximately $63.6 million, net of expenses. On October 3, 1995, the Company sold an additional 450,000 shares of its Common Stock pursuant to the exercise of the underwriters' over-allotment option and received cash in the amount of approximately $9.5 million, net of expenses.

(7)  Reclassifications

     Certain reclassifications of prior period balances have been made to conform such amounts to appropriate September 30, 1995 classifications.

(8) Condensed Consolidating Financial Statements

    The $120 million Senior Notes which are described in Note 4 are unconditionally guaranteed on a joint and several basis, by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of September 30, 1995 and December 31, 1994 and the related condensed consolidating statements of income for the three and nine month periods ended September 30, 1995 and 1994, and cash flows for the nine month period ended September 30, 1995 and 1994 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.


                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                                   NON-
                                                PARENT           GUARANTORS     GUARANTORS    ELIMINATIONS      CONSOLIDATED
                                                -------          -----------    ----------    ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . .   $   5,874          $   2,850       $    649      $     ---        $   9,373
  Other Current Assets . . . . . . . . . . .       2,148            189,822         32,039            ---          224,009
                                               ---------          ---------       --------      ---------        ---------
                                                   8,022            192,672         32,688            ---          233,382
                                               ---------          ---------       --------      ---------        ---------

PROPERTY, PLANT AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION . . . . . . . . . . . . . . .         180            168,846         13,165            ---          182,191

INTERCOMPANY AND INVESTMENT
  IN SUBSIDIARIES, NET . . . . . . . . . . .     320,732           (176,159)        16,547       (161,120)             ---

OTHER ASSETS . . . . . . . . . . . . . . . .       4,798             41,248           (742)           ---           45,304
                                               ---------          ---------       --------     ----------        ---------
                                               $ 333,732          $ 226,607       $ 61,658     $ (161,120)       $ 460,877
                                               =========          =========       ========     ==========        =========


LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings. . . . . . . . . . .   $     ---          $     ---       $  4,993     $      ---        $   4,993
  Current Maturities of Long-Term Debt . . .         ---              4,955            721            ---            5,676
  Accounts Payable and Other Accrued
    Liabilities. . . . . . . . . . . . . . .      (1,221)            60,689          7,560            ---           67,028
                                               ---------          --------        -------      ----------        --------
                                                  (1,221)            65,644         13,274            ---           77,697
                                               ---------          --------        -------      ----------        --------

LONG-TERM DEBT . . . . . . . . . . . . . . .     120,000              7,043          1,516            ---          128,559

DEFERRED INCOME  TAXES, NET. . . . . . . . .      (1,476)            17,860         15,606            ---           31,990

OTHER  LIABILITIES . . . . . . . . . . . . .         641              5,119          1,083            ---            6,843
                                               ---------          ---------       --------     ----------        ---------

STOCKHOLDERS' INVESTMENT . . . . . . . . . .     215,788            130,941         30,179       (161,120)         215,788
                                               ---------          ---------       --------     ----------        ---------
                                               $ 333,732          $ 226,607       $ 61,658     $ (161,120)       $ 460,877
                                               =========          =========       ========     ==========        =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                                         NON-
                                                          PARENT      GUARANTORS      GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                        ----------    ----------      ----------   ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents . . . . . . . . . . . . . .    $     166    $    1,593       $  1,385     $       ---     $    3,144
   Other Current Assets   . . . . . . . . . . . . . .        1,549       135,170         24,940             ---        161,659
                                                         ---------    ----------       --------     -----------     ----------
                                                             1,715       136,763         26,325             ---        164,803
                                                         ---------    ----------       --------     -----------     ----------

PROPERTY, PLANT AND EQUIPMENT,
   AT COST, NET OF ACCUMULATED
   DEPRECIATION   . . . . . . . . . . . . . . . . . .          230       140,024         10,641            ---         150,895

INTERCOMPANY AND INVESTMENT
   IN SUBSIDIARIES, NET   . . . . . . . . . . . . . .      229,873      (134,749)        18,058       (113,182)            ---

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . .        4,124        23,496            916            ---          28,536
                                                         ---------    ----------       --------     ----------      ----------
                                                         $ 235,942    $  165,534       $ 55,940     $ (113,182)     $  344,234
                                                         =========    ==========       ========     ==========      ==========

LIABILITIES AND STOCKHOLDERS'
   INVESTMENT

CURRENT LIABILITIES:
   Short-Term Borrowings  . . . . . . . . . . . . . .    $     ---    $   13,627       $  3,638     $      ---      $   17,265
   Current Maturities of Long-Term Debt   . . . . . .          ---         1,480          1,709            ---           3,189
   Accounts Payable and Other Accrued
   Liabilities  . . . . . . . . . . . . . . . . . . .        5,291        37,748          6,972            ---          50,011
                                                         ---------    ----------       --------            ---      ----------
                                                             5,291        52,855         12,319            ---          70,465
                                                         ---------    ----------       --------     ----------      ----------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . .      120,062         4,605          1,023            ---         125,690

DEFERRED INCOME TAXES, NET  . . . . . . . . . . . . .       (1,903)       18,161         14,527            ---          30,785

OTHER LIABILITIES . . . . . . . . . . . . . . . . . .        1,579         3,668          1,134            ---           6,381
                                                         ---------    ----------       --------     ----------      ----------

STOCKHOLDERS' INVESTMENT  . . . . . . . . . . . . . .      110,913        86,245         26,937       (113,182)        110,913
                                                         ---------    ----------       --------     ----------      ----------
                                                         $ 235,942    $  165,534       $ 55,940     $ (113,182)     $  344,234
                                                         =========    ==========       ========     ==========      ==========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                                   NON-
                                                      PARENT    GUARANTORS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                     -------    -----------     ----------    ------------    ------------
REVENUES. . . . . . . . . . . . . . . . . . . . .   $    ---   $ 203,761      $  42,443         $     ---      $ 246,204

COSTS AND EXPENSES. . . . . . . . . . . . . . . .      3,861       184,757         34,850             ---        223,468
                                                    --------     ---------      ---------       ---------      ---------

OPERATING INCOME (LOSS) . . . . . . . . . . . . .     (3,861)       19,004          7,593             ---         22,736
                                                    --------     ---------      ---------       ---------      ---------

OTHER INCOME (EXPENSE)
    Interest Income (Expense), Net. . . . . . . .     (6,332)       (6,475)            10             ---        (12,797)
    Equity in Subsidiaries, Net of Taxes. . . . .     13,936           ---            ---         (13,936)           ---
    Other, Net  . . . . . . . . . . . . . . . . .         57           396           (334)            ---            119
                                                    --------     ---------      ---------       ---------      ---------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . .      3,800        12,925          7,269         (13,936)        10,058

PROVISION (BENEFIT) FOR INCOME TAXES. . . . . . .     (3,140)        3,348          2,910             ---          3,118
                                                    --------     ---------      ---------       ---------      ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . .   $  6,940     $   9,577      $   4,359       $ (13,936)     $   6,940
                                                    ========     =========      =========       =========      =========




                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                                                                                    NON-
                                                       PARENT    GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                      -------    ----------      ----------     ------------   ------------
REVENUES. . . . . . . . . . . . . . . . . . . . . .  $    ---     $ 147,454       $ 26,309       $    ---       $ 173,763

COSTS AND EXPENSES. . . . . . . . . . . . . . . . .     3,508       133,969         23,201            ---         160,678
                                                     --------     ---------       --------       --------       ---------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . .    (3,508)       13,485          3,108            ---          13,085
                                                     --------     ---------       --------       --------       ---------

OTHER INCOME (EXPENSE)
   Interest Income (Expense), Net . . . . . . . . .    (3,495)       (6,231)           208            ---          (9,518)
     Equity in Subsidiaries, Net of Taxes . . . . .     6,991           ---            ---         (6,991)            ---
     Other, Net . . . . . . . . . . . . . . . . . .        86           138            438            ---             662
                                                     --------     ---------       --------       --------       ---------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . .        74         7,392          3,754         (6,991)          4,229

PROVISION (BENEFIT) FOR INCOME TAXES. . . . . . . .    (2,587)        2,587          1,568            ---           1,568
                                                     --------     ---------       --------       --------       ---------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . .     2,661         4,805          2,186         (6,991)          2,661

EXTRAORDINARY CHARGE, NET . . . . . . . . . . . . .
  OF TAXES. . . . . . . . . . . . . . . . . . . . .    (3,784)          ---            ---            ---          (3,784)
                                                     --------     ---------       --------       --------       ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $ (1,123)    $   4,805       $  2,186       $ (6,991)      $  (1,123)
                                                     ========     =========       ========       ========       =========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                                     NON-
                                                      PARENT     GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                      -------    -----------     ----------     ------------   ------------
REVENUES. . . . . . . . . . . . . . . . . . . . .    $    ---      $ 77,311       $ 16,486        $    ---       $ 93,797

COSTS AND EXPENSES. . . . . . . . . . . . . . . .       1,257        69,994         13,351             ---         84,602
                                                     --------      --------       --------        --------       --------

OPERATING INCOME (LOSS) . . . . . . . . . . . . .      (1,257)        7,317          3,135             ---          9,195
                                                     --------      --------       --------        --------       --------

OTHER INCOME (EXPENSE)
    Interest Income (Expense), Net. . . . . . . .      (2,101)       (2,521)           (14)            ---         (4,636)
    Equity in Subsidiaries, Net of Taxes. . . . .       5,823           ---            ---          (5,823)           ---
    Other, Net. . . . . . . . . . . . . . . . . .          24            98              4             ---            126
                                                     --------      --------       --------        --------       --------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . .       2,489         4,894          3,125          (5,823)         4,685

PROVISION (BENEFIT) FOR INCOME TAXES. . . . . . .      (1,067)        1,041          1,155             ---          1,129
                                                     --------      --------       --------        --------       --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . .    $  3,556      $  3,853       $  1,970        $ (5,823)      $  3,556
                                                     ========      ========       ========        ========       ========




                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     THREE  MONTHS ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                                                                                     NON-
                                                       PARENT      GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                       -------     -----------    ----------     ------------   ------------
REVENUES. . . . . . . . . . . . . . . . . . . . . .   $    ---      $ 57,903       $ 10,176       $    ---       $ 68,079

COSTS AND EXPENSES. . . . . . . . . . . . . . . . .      1,252        51,733          8,932            ---         61,917
                                                      --------      --------       --------       --------       --------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . .     (1,252)        6,170          1,244            ---          6,162
                                                      --------      --------       --------       --------       --------

OTHER INCOME (EXPENSE)
   Interest Income (Expense), Net . . . . . . . . .     (1,535)       (2,376)            91            ---         (3,820)
     Equity in Subsidiaries, Net of Taxes . . . . .      3,181           ---            ---         (3,181)           ---
     Other, Net . . . . . . . . . . . . . . . . . .        161           (25)           220            ---            356
                                                      --------      --------       --------       --------       --------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . .        555         3,769          1,555         (3,181)         2,698

PROVISION (BENEFIT) FOR INCOME TAXES. . . . . . . .     (1,124)        1,283            860            ---          1,019
                                                      --------      --------       --------       --------       --------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . .      1,679         2,486            695         (3,181)         1,679

EXTRAORDINARY CHARGE, NET
  OF TAXES. . . . . . . . . . . . . . . . . . . . .        ---           ---            ---            ---            ---
                                                      --------      --------       --------       --------       --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .   $  1,679      $  2,486       $    695       $ (3,181)      $  1,679
                                                      ========      ========       ========       ========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                                    NON-
                                                    PARENT       GUARANTORS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                    -------      ----------      ----------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net Income (Loss) . . . . . . . . . . . . . . . . $   6,940     $   9,577       $  4,359      $ (13,936)      $   6,940
    Equity in Earnings of Subsidiaries. . . . . . .   (13,936)          ---            ---         13,936             ---
    Other Adjustments and Changes . . . . . . . . .    (5,160)      (16,521)        (6,471)           ---         (28,152)
                                                    ---------     ---------       --------      ---------       ---------
           Net Cash Used by Operations. . . . . . .   (12,156)       (6,944)        (2,112)           ---         (21,212)
                                                    ---------     ---------       --------      ---------       ---------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
  Acquisition of Businesses, Net of Cash
    Acquired. . . . . . . . . . . . . . . . . . . .       ---        (8,263)           ---            ---          (8,263)
  Capital Expenditures for Property, Plant
    and Equipment . . . . . . . . . . . . . . . . .       (17)      (14,624)        (2,918)           ---         (17,559)
  Other, Net. . . . . . . . . . . . . . . . . . . .       ---           797            120            ---             917
                                                    ---------     ---------       --------      ---------       ---------
    Net Cash Used by Investing Activities . . . . .       (17)      (22,090)        (2,798)           ---         (24,905)
                                                    ---------     ---------       --------      ---------       ---------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
  Issuance of Common Stock. . . . . . . . . . . . .    63,618           ---            ---            ---          63,618
  Borrowings (Repayments) Under Revolving
    Lines of Credit, Net. . . . . . . . . . . . . .       ---       (13,627)         1,355            ---         (12,272)
  Borrowings Under Term Debt. . . . . . . . . . . .       ---         3,844              3            ---           3,847
  Repayments On Term Debt . . . . . . . . . . . . .       ---        (2,225)          (842)           ---          (3,067)
  (Increase) Decrease in amounts Due to and
    from Subsidiaries, Net. . . . . . . . . . . . .   (45,815)       42,254          3,561            ---             ---
  Other, Net. . . . . . . . . . . . . . . . . . . .        78           ---            ---            ---              78
                                                    ---------     ---------       --------      ---------       ---------
    Net Cash Provided by Financing Activities . . .    17,881        30,246          4,077            ---          52,204
                                                    ---------     ---------       --------      ---------       ---------

Effect of Translation Adjustment on Cash. . . . . .       ---            45             97            ---             142
                                                    ---------     ---------       --------      ---------       ---------

Net Increase (Decrease) in Cash and Cash
  Equivalents . . . . . . . . . . . . . . . . . . .     5,708         1,257           (736)           ---           6,229

Cash and Cash Equivalents at Beginning of
  Period. . . . . . . . . . . . . . . . . . . . . .       166         1,593          1,385            ---           3,144
                                                    ---------     ---------       --------      ---------       ---------

Cash and Cash Equivalents at End of Period. . . . . $   5,874     $   2,850       $    649      $     ---       $   9,373
                                                    =========     =========       ========      =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                                                                                         NON-
                                                         PARENT        GUARANTORS     GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                         -------       ----------     ----------   ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net Income (Loss) . . . . . . . . . . . . . . . . .  $  (1,123)    $   4,805       $  2,186      $ (6,991)    $  (1,123)
    Equity in Earnings of Subsidiaries. . . . . . . . .     (6,991)          ---            ---         6,991           ---
    Other Adjustments and Changes . . . . . . . . . . .      6,826        (5,534)        (5,175)          ---        (3,883)
                                                         ---------     ---------       --------      --------     ---------
      Net Cash Used by Operations . . . . . . . . . . .     (1,288)         (729)        (2,989)          ---        (5,006)
                                                         ---------     ---------       --------      --------     ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Acquisition of Businesses, Net of Cash
    Acquired. . . . . . . . . . . . . . . . . . . . . .        ---       (17,081)           ---           ---       (17,081)
  Capital Expenditures for Property, Plant
    and Equipment . . . . . . . . . . . . . . . . . . .        (78)      (14,351)        (2,804)          ---       (17,233)
  Other, Net. . . . . . . . . . . . . . . . . . . . . .        ---           126             18           ---           144
                                                         ---------     ---------       --------      --------     ---------
    Net Cash Used by Investing Activities . . . . . . .        (78)      (31,306)        (2,786)          ---       (34,170)
                                                         ---------     ---------       --------      --------     ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from Issuance of Long-Term Debt. . . . . . .    120,000           ---            ---           ---       120,000
  Repayments Under Revolving Lines of
    Credit, Net . . . . . . . . . . . . . . . . . . . .        ---       (29,630)        (1,631)          ---       (31,261)
  Borrowings Under Term Debt. . . . . . . . . . . . . .        ---           667          1,608           ---         2,275
  Repayments on Term Debt . . . . . . . . . . . . . . .    (34,000)       (9,544)        (2,126)          ---       (45,670)
  (Increase) Decrease in Amounts Due to and
    from Subsidiaries, Net. . . . . . . . . . . . . . .    (76,792)       64,896         11,896           ---           ---
  Other, Net. . . . . . . . . . . . . . . . . . . . . .     (9,286)          ---            ---           ---        (9,286)
                                                         ---------     ---------       --------      --------     ---------
    Net Cash Provided (Used) by Financing
      Activities. . . . . . . . . . . . . . . . . . . .        (78)       26,389          9,747           ---        36,058
                                                         ---------     ---------       --------      --------     ---------

Effect of Translation Adjustment on Cash. . . . . . . .        ---           ---            (14)          ---           (14)
                                                         ---------     ---------       --------      --------     ---------

Net Increase (Decrease) in Cash and Cash
  Equivalents . . . . . . . . . . . . . . . . . . . . .     (1,444)       (5,646)         3,958           ---        (3,132)

Cash and Cash Equivalents at Beginning of
  Period. . . . . . . . . . . . . . . . . . . . . . . .      1,444         2,200          1,155           ---         4,799
                                                         ---------     ---------       --------      --------     ---------

Cash and Cash Equivalents at End of Period. . . . . . .  $     ---     $  (3,446)      $  5,113      $    ---     $   1,667
                                                         =========     =========       ========      ========     =========

A.  SIGNIFICANT ACCOUNTING POLICIES

  Reclassifications

    Certain reclassifications of prior year balances have been made to conform such amounts to appropriate 1995 classifications.

  Elimination Entries

    Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B.  OTHER

    Notes 1 through 7 should be read in conjunction with the Condensed Consolidating Financial Statements.

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

         Operating income for the three and nine months ended September 30, 1995 was $9,195,000 and $22,736,000, respectively, as compared to $6,162,000 and $13,085,000, respectively, for the three and nine months ended September 30, 1994. The increase in operating income for 1995 reflects improvements in each of the Company's operating divisions and the contribution of operating income attributable to the acquisition of Prideco, Inc. ("Prideco") on June 30, 1995. The results also reflect improved industry conditions, higher international revenues and the Company's continuing internal cost savings efforts.

         Demand for the Company's tubular products and contract drilling services benefited during the first nine months of 1995 from a continuing reduction in the worldwide inventory of used drill pipe, increased demand for barge rigs in the U.S. Gulf Coast area and industry consolidation. These trends have resulted in increased drill pipe demand in the Company's tubular division and increased day rates in the contract drilling segment. The Company's contract drilling revenues also benefited in the first nine months of 1995 from drilling contracts in Peru and Nigeria. However, revenues from Peru have recently declined as a result of the Company's customer curtailing operations in that region.

         Sales of the Company's artificial lift products benefited from increased sales attributable to the Company's acquisition of the Fluid Packed pump and sucker rod businesses acquired from National Oilwell in August 1994 and higher pump sales in Canada.

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

         Early in the fourth quarter 1995, the Company completed a public offering of 3,450,000 shares of its Common Stock ("Public Offering"). The net proceeds of this offering were approximately $73.1 million. A portion of such proceeds was used to reduce the Company's outstanding revolving lines of credit, with the remainder being invested in short-term securities. The funds from the offering will be used to finance the expansion of the Company's domestic and international tubular operations and for general and corporate purposes. The offering has resulted in a reduction in the Company's debt to total capitalization ratio to approximately 38%.

PRIDECO ACQUISITION

         On June 30, 1995, the Company acquired Prideco for approximately 2.25 million shares of Common Stock. Prideco was the second largest manufacturer of drill pipe in the Western Hemisphere and one of the two largest manufacturers of drill collars and heavyweight drill pipe in the world. The Prideco acquisition complemented the Company's tubular product line by adding drill collars, heavyweight drill pipe and premium casing to its already extensive line of tubular products and will be marketed under the name Grant Prideco.
The Company currently intends to expand the market for Prideco's drill collars and heavyweight drill pipe internationally. The Company also intends to jointly market Prideco's premium casing with the Company's existing Atlas Bradford(TM) line of premium connectors.

INTERNATIONAL TUBULAR EXPANSION

   The Company recently entered into a letter of intent with Oil Country Tubular Ltd. ("OCTL") regarding an arrangement under which drill pipe and certain of the Company's other tubular products would be manufactured at OCTL's tubular facility located in Narketpally, India on a continuing basis. The OCTL facility was built in 1990 under the direction of personnel who are currently employed by Grant Prideco and is the most modern tubular fabricating facility in the world. The facility would be utilized by the Company to pursue a strategic expansion of its sales and operations in the Eastern Hemisphere. The Company believes that the combination of Grant Prideco's product line with OCTL's low manufacturing costs and proximity to major Eastern Hemisphere markets should accomplish this objective. This expansion is intended to substantially increase the Company's sales into the growing Eastern Hemisphere market, which over the last few years has represented only approximately 5% of the Company's total revenues.

   The terms of the OCTL letter of intent contemplate a long-term arrangement subject to an ongoing right of termination by the Company. The Company would be required to make an initial deposit of $8 million for the right to have products manufactured at the facility and would thereafter make annual payments of $6 million plus certain production payments based on the volume of products produced at the facility. The Company would pay all operating costs and provide all working capital required to run the OCTL facility. To date, no definitive agreement with OCTL has been reached and any agreement would be subject to various conditions, including the receipt of any required governmental and other approvals. Accordingly, there can be no assurance that a definitive agreement with OCTL will be entered into or as to the ultimate timing and terms thereof.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1994

   For the three months ended September 30, 1995, income from continuing operations was $3.6 million or $.24 per share on revenues of $93.8 million compared to income from continuing operations of $1.7 million or $.13 per share on revenues of $68.1 million for the three months ended September 30, 1994. Operating income for the three months ended September 30, 1995, was $9.2 million compared to $6.2 million for the three months ended September 30, 1994.

Oilfield Equipment Segment

   Revenues and operating income for the oilfield equipment segment were $72.2 million and $6.2 million, respectively, for the third quarter ended September 30, 1995, as compared to $51.5 million and $1.2 million, respectively, for the third quarter ended September 30, 1994. The increases in revenues and operating income were primarily attributable to the contributions from increased drill pipe sales, higher Canadian pump sales and the addition of the Fluid PackedO pump and sucker rod businesses acquired from National Oilwell in August 1994.

   Sales of tubular products in the third quarter of 1995 were $43.1 million compared to $27.9 million in the third quarter of 1994. The increase in sales for the third quarter of 1995 results from the acquisition of Prideco on June 30, 1995 and the overall increase in demand for drill pipe. Evidence of the improved demand for drill pipe is the Company's tubular backlog at September 30, 1995, being $90 million compared to $35.2 million at December 31, 1994.
The Company anticipates that all of the backlog existing at September 30, 1995, will be shipped during the next 12 months.

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

   Revenues and operating income associated with the Company's artificial lift division were $29.1 million and $1.3 million, respectively, for the third quarter ended September 30, 1995, compared to $23.6 million and $400,000, respectively, for the third quarter ended September 30, 1994. The increase in revenues was primarily attributable to the Company's addition of the Fluid Packed pump and sucker rod businesses acquired from National Oilwell and higher Canadian RotaLift(R) and Corod sales. The increase in operating income was primarily attributable to the RotaLift and Corod product lines offset by increased selling, general and administrative expenses. The Company is actively pursuing cost savings at the artificial lift division through the consolidation of sales locations and distribution centers and the rationalization of manufacturing operations at the various facilities.

Contract Drilling Segment

   Revenues for the contract drilling segment were $21.6 million for the third quarter ended September 30, 1995, as compared to $16.6 million for the third quarter ended September 30, 1994. The improved results in this segment reflect higher international revenues in the 1995 period as new contracts in Peru and Nigeria did not take effect until late in the third quarter of 1994. In March 1995, the Company entered into a two-year land drilling contract with Yacimientos Petroliferos Fiscales Sociedad Anonima ("YPF") in Argentina, covering four drilling rigs. Drilling operations under this contract began in June 1995 and are expected to continue to benefit results for the remainder of 1995. The operations in Nigeria, Peru and Argentina contributed $6.5 million in revenues and $1.2 million in operating income for the third quarter of 1995.

   Operating income for the contract drilling segment was $4.2 million for the third quarter ended September 30, 1995. Operating income for the third quarter ended September 30, 1994 was $6.3 million and included a $2.8 million increase in operating income resulting from an insurance settlement covering the workover drilling contract with the National Iranian Oil Company ("NIOC").

   The Company's platform drilling operations in Peru were placed on standby in July 1995 at the request of the customer in an effort to reduce the customer's operating expenses. Although the Company is currently receiving a standby rate for these rigs and has been advised by the customer that it intends to resume drilling at a later date, there can be no assurance that such standby rate will continue to be paid or that the rigs will resume drilling operations. If the Company were not to receive the standby rate or the rigs were not to resume drilling operations, revenues and operating income from international drilling could be materially affected.

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

   On September 30, 1994, the Company settled all of its claims with its insurance carriers with respect to the termination of its workover drilling contract with NIOC. Under the terms of the settlement with the Company's insurance carriers, the Company received a net cash payment of $23 million and retained all rights to any funds collected or recovered by the Company from NIOC and to the rigs and equipment deployed in Iran. The Company has since sold or redeployed to Argentina the rigs and equipment that were in Iran. Although the Company has been receiving payments on the retained obligations under a four year extended payment arrangement reached with the Central Bank of Iran and other local banks, the timing and ultimate recovery is subject to various risks relating to Iran, including the impact of the recently imposed United States sanctions on and restrictions on trade with Iran. The net carrying value after reserves of these obligations as of September 30, 1995, was approximately $3 million.

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

General

   Selling, general and administrative expenses increased approximately 20% to $15.1 million in the third quarter of 1995 from $12.5 million in the third quarter of 1994. The increase in 1995 was attributable to the Prideco acquisition and to increased sales and international expansion.

   Interest expense increased during the third quarter of 1995 to $4.7 million from $3.8 million for the third quarter of 1994. The increase in interest expense is attributable to higher levels of indebtedness during the third quarter of 1995 under the Company's working capital lines of credit due to increases in the level of the Company's business. The Company's interest expense is expected to decline in the fourth quarter as a result of the reduction in debt following its recent Public Offering.

   The Company's effective tax rate for the three months ended September 30, 1995 was approximately 24% compared approximately 38% for the comparative period in 1994. The decline in such rate reflected the impact of certain tax benefits associated with one time adjustments.

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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1994

   For the first nine months of 1995, income from continuing operations was $6.9 million or $.51 per share on revenues of $246.2 million compared to income from continuing operations of $2.7 million or $.21 per share on revenues of $173.8 million for the first nine months of 1994. Operating income for the nine months of 1995 was $22.7 million compared to $13.1 million for the nine months of 1994.

Oilfield Equipment Segment

   Revenues and operating income for the oilfield equipment segment were $186.7 million and $14.8 million, respectively, for the nine months ended September 30, 1995, as compared to $132.8 million and $5.8 million, respectively, for the nine months ended September 30, 1994. The increases in revenues and operating income were primarily attributable to the contribution from increased drill pipe sales through the Prideco acquisition as well as from increased demand for drill pipe, higher Canadian pump sales and the addition of the Fluid Packed pump and sucker rod businesses acquired from National Oilwell in August 1994.

   Sales of tubular products in the first nine months of 1995 were $100.0 million compared to $70.4 million in the first nine months of 1994. The Company believes that the increased drill pipe sales realized by it during the nine months of 1995 are indicative of a reduction in the worldwide inventory of used drill pipe and the continuing consolidation of the industry.

   The oilfield equipment segment also benefited from lower average manufacturing costs for its tubulars associated with increased sales and higher gross margins at the Company's Mexican facility, which has a lower cost base than the United States facilities.

   Revenues and operating income associated with the Company's artificial lift division were $86.7 million and $5.8 million, respectively, for the nine months ended September 30, 1995, compared to $62.4 million and $2.8 million, respectively, for the nine months ended September 30, 1994. The increase in revenues and operating income was primarily attributable to the Company's addition of the Fluid Packed pump and sucker rod businesses acquired from National Oilwell and higher Canadian RotaLift and Corod sales. The increase in operating income was primarily attributable to the RotaLift and Corod product lines offset by increased selling, general and administrative expenses.

Contract Drilling Segment

   Revenues and operating income for the contract drilling segment were $59.5 million and $11.8 million, respectively, for the nine months ended September 30, 1995, as compared to $41.0 million and $10.8 million, respectively, for the nine months ended September 30, 1994. The improved results in this segment reflect higher international operating income in the 1995 period as new contracts in Peru and Nigeria did not take effect until late in the second quarter of 1994. The Company's operations in Argentina began in June 1995.
The operations in Nigeria, Peru, and Argentina contributed $19.0 million in revenues and $3.8 million in operating income for the 1995 period. Factors affecting nine month results were essentially the same as those affecting results in the third quarter of 1995.

   The Company's Nigerian rig was damaged during operations in May 1995, and was out of operation for approximately 40 days for repairs. Nigerian operating income for the second quarter ended June 30, 1995 was $476,000 less than operating income for the first quarter of 1995. This reduction was primarily due to the damage sustained by the Nigerian rig. The Company's Nigerian drilling contract was recently extended through August 1996.

General

   Selling, general and administrative expenses increased approximately 16% to $41.1 million in the first nine months of 1995 from $35.4 million in the first nine months of 1994. The increase in 1995 was attributable to the Prideco acquisition and to increased sales and international expansion.

   Interest expense increased during the first nine months of 1995 to $12.9 million from $9.7 million for the first nine months of 1994. The increase in interest expense is attributable to higher levels of indebtedness during the nine months of 1995 due to increases in the level of the Company's business.

   The Company's effective tax rate for the nine months ended September 30, 1995, was approximately 31% compared to approximately 37% for the comparative period in 1994.

 LIQUIDITY AND CAPITAL RESOURCES

   Early in the fourth quarter 1995, the Company completed a public offering of 3,450,000 shares of its Common Stock. The net proceeds of this offering were approximately $73.1 million. A portion of such proceeds was used to reduce the Company's outstanding revolving lines of credit, with the remainder being invested in short- term securities. The funds from the offering will be used to finance the expansion of the Company's domestic and international tubular operations and for general and corporate purposes. The offering has resulted in a reduction in the Company's debt to total capitalization ratio to approximately 38%.

   At September 30, 1995, the Company had cash and cash equivalents of approximately $9.4 million compared to approximately $3.1 million at December 31, 1994. At September 30, 1995, the Company's working capital was approximately $156 million compared to approximately $94 million at December 31, 1994. The increase in working capital was primarily the result of the recent Public Offering.

   At September 30, 1995 and December 31, 1994, the Company had in place various working capital lines of credit secured by the inventory and receivables of the Company's subsidiaries, providing for borrowings up to $65.5 million, subject to availability requirements. Borrowings under the Company's lines of credit are generally based on the lender's determination of the collateral value of the current assets securing the lines of credit. The lines of credit bear interest at floating rates ranging from prime to prime plus 1 1/4% and are secured by substantially all of the borrowing subsidiary's accounts receivable and inventory. The Company and its subsidiaries are required to comply with various affirmative and negative covenants relating to working capital, earnings and net worth. The facilities also impose certain limitations on the use of funds by the Company and its subsidiaries for acquisitions and capital expenditures, the incurrence of additional indebtedness and other operational matters and certain expenditures, and certain prohibitions on the declaration or payment of dividends by the Company. At September 30, 1995 and December 31, 1994, approximately $5 million and $17.3 million, respectively, had been borrowed under the revolving lines of credit and approximately $3.2 million and $1 million, respectively, had been used to support outstanding letters of credit. At September 30, 1995 and December 31, 1994, $57.4 million and $35.6 million, respectively, was available for additional borrowing under these credit facilities. The average interest rate under these facilities was 8.8% for 1994 and 10 1/4% for the first nine months of 1995.

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

   The Company's current sources of capital are cash generated from operations and borrowings under its working capital lines of credit. The Company believes that current reserves of cash and short-term investments, access to existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of its current and future operations.

   The Company is continually evaluating new acquisitions with a focus on proprietary technology and under-utilized assets to enhance operations. Future acquisitions may be funded through existing cash, cash flow from operations and other borrowings and financings.

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

   Any expansion utilizing the OCTL facility would likely require a first-year investment of between $25 million and $30 million to fund the $8 million deposit as well as working capital requirements. Funds for utilization of the OCTL facility would likely be financed with existing cash, net proceeds from the Public Offering and borrowings under lines of credit and other facilities.

   In addition to funds used to finance acquisitions, capital expenditures by the Company during the nine months ended September 30, 1995 totaled approximately $17.6 million. During the first nine months of 1995, capital expenditures included approximately $5.8 million relating to the acquisition of a land rig deployed to Argentina and equipment additions to the three existing land rigs in Argentina.

         Ongoing routine capital expenditures for the next 12 months are budgeted at approximately $15 million. In addition, the Company is proposing to expend approximately $5 million for rig upgrades to its domestic fleet. Capital expenditures are expected to be funded with available cash, cash flow from operations and borrowings under lines of credit and other facilities.

                          PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           None

     (b)   Reports on Form 8-K:

           Report on Form 8-K dated June 30, 1995, reporting the acquisition by the Company of all of the outstanding capital stock of Prideco, Inc., as amended by the Company's Form 8-K/A.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENERGY VENTURES, INC.



                                By:     /s/ James G. Kiley
                                        ------------------
                                        James G. Kiley
                                        Vice President, Finance and Treasurer
                                        (Principal Financial Officer)


                                By:     /s/ Frances R. Powell
                                        ---------------------
                                        Frances R. Powell
                                        Vice President, Accounting and
                                        Controller (Principal Accounting
                                        Officer)


Date: November 9, 1995

                              Index to Exhibits

Exhibit 27      Financial Data Schedule Ended September 30, 1995.