Form 10-K405
period 1995-12-31
ENERGY VENTURES INC /DE/
filed 1996-03-20
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         Commission file number 0-7265

                             ENERGY VENTURES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                           04-2515019
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    5 Post Oak Park, Suite 1760, Houston, Texas                   77027-3415
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, include area code: (713) 297-8400

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange in which registered
         -------------------           -----------------------------------------
      Common Stock, $1.00 Par Value              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ---        ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 1996, was $335,864,880, based upon the closing price on the New York Stock Exchange as of such date.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Title of Class                           Outstanding at March 1, 1996
          --------------                           ----------------------------
Common Stock, $1.00 Par Value                             18,428,582

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III, Items 10, 11, 12 and 13, will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Energy Ventures, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is an international manufacturer and supplier of oilfield equipment and contract drilling services. The Company operates through two business segments: oilfield equipment and contract drilling. The oilfield equipment segment manufactures high performance tubulars and a complete line of artificial lift equipment as well as completion tools. The Company's contract drilling segment consists primarily of barge rigs used by major and large independent oil and gas companies for the exploration and development of natural gas primarily in the U.S. Gulf Coast area. The Company's tubular products and contract drilling operating divisions provide products and services used primarily for natural gas exploration and production. The artificial lift and completion tool product lines are related to the maturation of oil producing formations.

      Tubular products are provided through the Company's Grant Prideco tubular products division ("Grant Prideco"). Tubular products are manufactured at nine locations throughout the world, and distribution is effected through a worldwide sales and service support system. This division's products consist of proprietary drill pipe (H-Series(TM)), heavyweight drill pipe, casing and premium tubulars (Atlas Bradford(TM)). As part of its premium tubular business, Grant Prideco also designs, manufactures and markets Atlas Bradford proprietary premium threaded connections for tubing and casing used in oil and gas wells. Grant Prideco's products are designed and engineered for high performance applications. Drill pipe serves as the principal mechanical drilling tool needed to drill an oil or natural gas well. Drill pipe is designed and manufactured to provide a reliable connection from the drilling rig to the drill bit thousands of feet below the surface. Grant Prideco is the largest manufacturer and supplier of drill pipe in the world and is one of the two largest manufacturers of premium tubulars in North America. Grant Prideco is also one of the two largest manufacturers of drill collars and heavyweight drill pipe in the Americas.

      The Company's EVI Oil Tools division manufactures artificial lift equipment and completion tools used for the production of crude oil. EVI Oil Tools was created in early 1996 through the consolidation of the operations of the Company's Highland and Production Oil Tools divisions. The consolidation was implemented to provide marketing advantages and manufacturing economies. In conjunction with the consolidation, the Company sold Highland's United States retail distribution network to Continental Emsco Company ("Continental Emsco"). This disposition has allowed the Company to reduce its workforce by over 170 employees and focus the operations of this division on manufacturing.

      EVI Oil Tools provides a wide variety of proprietary and patented products, including the RotaFlex(R) pumping unit, the Corod(R) continuous sucker rod (through the Company's Corod unit ("Corod")), progressive cavity pumps, Fluid Packed(TM) pumps, EL(R) sucker rods, Production Oil Tools packers, Engemaq completion tools and Vitex flow control equipment. EVI Oil Tools is one of the two largest manufacturers of rod lift equipment in the world and provides the only integrated product line in this class of lift from the above ground equipment to the tools submersed in the producing reservoir.

      The Company's contract drilling operations are conducted through its Mallard drilling and workover services division ("Mallard"). Mallard's domestic operations are concentrated in the area of barge drilling and workover in the shallow coastal and inland waters of the U.S. Gulf Coast where conventional jack-up rigs cannot operate. The Company is the second largest operator of barge rigs in this market. The Company's domestic barge rig fleet consists of 16 drilling rigs and 19 workover rigs. The Company also has a fleet of six platform rigs in the Gulf of Mexico. Internationally, Mallard operates one barge rig in Nigeria, two platform rigs in Peru and four land rigs in Argentina. The Company also owns a 49% interest in a joint venture that owns two land rigs in Peru.

      The Company made various acquisitions in 1995 designed to strengthen its existing product lines and operations in each of its core businesses. The most significant of the Company's acquisitions was the acquisition of Prideco, Inc. ("Prideco"). The Prideco acquisition enhanced the Company's tubular product line by adding drill collars, heavyweight drill pipe and premium casing to its already extensive line of tubular products. Prideco was the second largest manufacturer of drill pipe in the U.S. and one of the two largest manufacturers of drill collars and heavyweight drill pipe in the Americas. The Company is currently seeking to expand internationally the market for Grant Prideco's drill collars and heavyweight drill pipe. The Company has also begun to market Grant Prideco's premium casing with the Company's previously introduced TC-II(TM) line of premium casing connectors. The

Company intends to substantially increase production of this product during 1996.

      The Company's acquisition of Prideco has further strengthened the Company's position as the leader in the worldwide drill pipe market. The acquisition is also expected to increase the profitability of the Company's tubular business by providing it with greater manufacturing and marketing efficiencies through a consolidation of overhead and a rationalization of manufacturing operations. The Company is currently in the process of consolidating the manufacturing of drill pipe and other tubular products to the most efficient manufacturing locations for those products and is actively marketing the acquired Prideco product lines internationally through the Company's existing international sales force and distribution system.

      In July 1995, the Company acquired Engemaq S.A., ("Engemaq") a manufacturer of completion tools. Engemaq manufactures and markets packers in South America. The business of Engemaq has been incorporated into EVI Oil Tools.

      From the Company's inception in 1972 through early 1986, the Company was primarily an oil and gas exploration and production company. In January 1986, the Company disposed of substantially all of its oil and gas properties other than a minority interest in a joint venture ("COLEVE") with Columbia Gas Development Corporation ("Columbia"). In 1990, the Company dissolved COLEVE and in 1992, the Company sold its remaining oil and gas properties (other than an overriding royalty interest and certain related rights with respect to the properties received on dissolution of COLEVE) and discontinued its exploration and production segment.

      In 1993, the Company disposed of its Eastman Cherrington environmental services group. The results of Eastman Cherrington are reflected in the Company's Consolidated Statements of Income as a discontinued operation. See discussion in Note 5 to Consolidated Financial Statements for further information. Financial information with respect to revenues, operating profit and identifiable assets for each segment is contained in Note 14 to Consolidated Financial Statements.

      The Company was incorporated in 1972 as a Massachusetts Corporation and was reincorporated in Delaware in 1980. The Company's corporate office is located at 5 Post Oak Park, Suite 1760, Houston, Texas 77027-3415, and its telephone number is 713/297-8400.

OILFIELD EQUIPMENT

      The Company's oilfield equipment segment manufactures and markets tubular products and services through Grant Prideco and manufactures and markets artificial lift and completion tool equipment and services through EVI Oil Tools.

    TUBULAR PRODUCTS

      Grant Prideco manufactures and markets two tubular product lines: (i) drill pipe and related products and (ii) the Atlas Bradford and Prideco lines of premium tubulars and premium connections. Grant Prideco operates through nine manufacturing facilities of which seven are located in the U.S., one in India and one in Mexico. Grant Prideco also has over 90 worldwide licensed manufacturing and repair locations. Grant Prideco markets its product lines through ten technical support sales offices and a worldwide network of agents and suppliers. Grant Prideco tubular products are either used for drilling and completion of oil and gas wells or for production of oil and natural gas.
Grant Prideco's drilling products include drill pipe, drill collars, heavyweight drill pipe and kellys. These products constitute all components of the drill stem used to drill a well from the rig to the drill bit. Grant Prideco's production tubulars are primarily premium tubing, casing and connections.

      In January 1996, the Company entered into a long-term manufacturing and sales agreement with Oil Country Tubular, Ltd. ("OCTL"), an India-based manufacturer of drill pipe and premium tubulars. The OCTL facility was built in 1990 under the direction of personnel who are currently employed by Grant Prideco and is the most modern tubular fabricating facility in the world. The facility will be used by the Company to pursue a strategic expansion of its sales and operations in the Eastern Hemisphere. The Company believes that the combination of Grant Prideco's product line coupled with OCTL's low manufacturing costs and proximity to major Eastern Hemisphere markets will accomplish this objective. This expansion is intended to substantially increase the Company's sales into the growing Eastern Hemisphere markets, which over the last few years have represented less than 5% of the Company's total revenues. Manufacturing operations on behalf of the Company are expected to commence during the second quarter of 1996.

      Under the terms of the OCTL agreement, the Company has a right to terminate the agreement on an annual basis. The agreement is for an initial five-year term renewable for successive five-year terms. The agreement may be terminated by OCTL only under certain limited circumstances, including, beginning December 31, 2000, if certain minimum orders have not been placed through OCTL and minimum payments have not been made by the Company. Under the terms of the agreement with OCTL, the Company made a one-time payment of $8 million for the exclusive right to have Grant Prideco's products manufactured at the facility. The Company is also required to pay all direct operating expenses relating to the facility, including the cost of inventory and raw materials used for the manufacture of the Company's products.

      Drill Pipe

      Drill pipe is manufactured within specific metallurgical and engineering guidelines to meet stringent requirements necessary for its use in the drilling of oil and natural gas wells. Oil and gas companies consider drill pipe to be a material portion of their overall drilling costs. Accordingly, purchasing decisions are sensitive to price, quality, operational needs and fluctuations in oil and gas prices.

      Grant Prideco's drill pipe product line consists primarily of specialty pipe that is marketed under the H-Series trade name. The H-Series product line combines the proprietary and patented technology of the Hughes Tool Joint drill pipe fabrication system (acquired from Baker Hughes, Incorporated ("Baker Hughes") in 1990) with the Company's original drill pipe manufacturing capabilities. Grant Prideco owns a number of patents on tool joint design and drill pipe manufacturing processes and has licensed a number of foreign drill pipe manufacturers for the use of Grant Prideco's H-Series patents, technologies and hardware.

      Drill Collars and Heavyweights

      Drill collars are the component of the drill stem generally located directly above the drill bit in a vertical well. A drill collar is machined from a solid steel bar and is used to provide weight on the drill bit. Grant Prideco's heavyweight drill pipe is a seamless tubular product that is less rigid than a drill collar and provides a transitional zone between the drill collar in a vertical well and the more flexible drill pipe. Heavyweight drill pipe also serves to apply weight to the drill bit in a directional well. The Company's drill collar and heavyweight drill pipe product lines were acquired through the acquisition of Prideco.

      Premium Tubulars and Connections

      Grant Prideco's premium tubular product line consists of premium tubing, casing and premium connections. The product line is marketed under the trade name Atlas Bradford and utilizes a number of proprietary and patented processes for threading and manufacturing premium tubulars. Atlas Bradford was a pioneer in the development of high performance connections for premium tubulars. Premium tubulars, like the lower performance variety known as API tubulars, are made up of casing and tubing, products that respectively line the walls of a wellbore and serve as a conduit for hydrocarbons up the wellbore. Grant Prideco's casing products consist of larger outside diameter, thinner walled, seamless tubular products previously manufactured by Prideco. Casing is used to line and maintain the integrity of a wellbore. The term "premium" refers to high alloy, seamless tubulars with specific molecular structure and highly engineered connections. Such tubulars, whether casing or tubing, are designed and engineered to withstand deep, high pressure, high temperature and highly corrosive well environments. Premium tubulars are generally used in deep natural gas and offshore wells.

      In 1994, the Company introduced a new line of premium connections by Atlas Bradford known as the TC-II line. The TC-II line is a highly engineered and technologically advanced line of premium connections. The product line is the result of two and a half years of product development and testing. The TC-II product line was developed to provide the worldwide oil and gas industry with the premium performance and design incorporating economical threading using high alloy materials. The significance in developing and introducing the TC-II line was to enhance Grant Prideco's ability to better compete in international markets, which currently represents three times the volume of the domestic market. Before the introduction of the TC-II line, Grant Prideco's primary market for its premium tubulars was in the U.S. and Canada. Although TC-II testing will continue through 1996, this product line is now being marketed for selected commercial applications. The Company intends to market its TC-II line in conjunction with Grant Prideco's casing product line in order to provide its customers with a uniform casing product.

      Sales and Backlog

      Total sales of drill pipe and tubular products for years ended December 31, 1995, 1994 and 1993 were $157.8 million, $97.2 million and $74.6 million, respectively, representing approximately 45%, 39% and 30% of the Company's total sales. The sales backlog for drill pipe and other tubular products at December 31, 1995, totaled approximately $78.4 million, compared to approximately $35.2 million at December 31, 1994. The increase in the 1995 backlog was primarily due to a large increase in demand for drill pipe during 1995 and the effects of the Prideco acquisition. The Company anticipates that all of the backlog existing at December 31, 1995, will be shipped during 1996. The Company is currently taking action to reduce its backlog of drill pipe by increasing its current production rates at its facilities. Production at the OCTL facility is also expected to reduce the backlog.

      Competition

      Grant Prideco is the largest manufacturer and supplier of drill pipe in the world and the second largest manufacturer of premium tubulars in North America. Grant Prideco is one of the two largest manufacturers of drill collars and heavyweight drill pipe in the Western Hemisphere.

      Grant Prideco operates in a highly competitive industry that has experienced depressed demand, overcapacity and excess supplies for the past several years. Competition is based on price, quality and service. The market for the Company's drill pipe is essentially worldwide and the Company competes with four large international and domestic manufacturers, some of whom are licensees of the Company, as well as manufacturing operations in China and the Commonwealth of Independent States ("CIS"). Other large domestic and international manufacturers not currently in the market also have the ability of competing with the Company. Market conditions for drill pipe in recent years have been highly competitive. During 1995, prices for drill pipe began to improve with the decline in excess inventories of used pipe and the associated increase in demand for new drill pipe.

      In the United States, the Company competes with approximately four manufacturers of premium tubular products. Competitors include large domestic and foreign corporations and small specialty manufacturers. Internationally, the Company competes with five manufacturers of premium tubing. Many of the Company's competitors have greater financial resources than the Company. The Company continues to expand its market for premium tubulars outside the U.S. through the opening of new sales and service centers.

      The market for casing is limited to some extent by transportation costs. As a result, the Company's current market for these products is primarily in North and South America. The Company competes with over four other manufacturers of these products in these locations. Casing is currently manufactured by over five large manufacturing companies.

      Raw Materials

      The Company uses plain end "green" steel tubing stock as raw material in the manufacture of drill pipe, casing and premium tubing. The primary raw material for drill collars is solid steel bars. Heavyweight drill pipe is manufactured from heavy wall tubular products. The Company's suppliers are major domestic and international steel mills. The Company has established relations with several domestic and foreign mill sources that provide a competitive availability of "green" tubing stock supplies. Prices for "green" tubing have recently increased. The Company, however, has been able, to date, to pass through these increased costs to its customers.

      Facilities

      The Company's drill pipe and premium tubulars are manufactured domestically at seven locations in Texas, one location in Mexico and one location in India. The Company continues to focus on product development and manufacturing efficiencies. The Company also has sales offices in Houston and Dallas, Texas; New Orleans, Louisiana; Abu Dhabi, United Arab Emirates; Aberdeen, Scotland; Moscow, Russia; Caracas, Venezuela; The Hague, The Netherlands; Kuala Lumpur, Malaysia and Shanghai, China.

      Customers and Markets

      The customers for the Company's tubular products include both domestic and international oil and gas companies and distributors of oilfield supplies. Because the Company's tubular products are designed primarily for drilling and production in deep wells and harsh environments, they are generally used in connection with the exploration and production of natural gas and international exploration. Accordingly, sales of these products are sensitive to fluctuations in the price outlook for natural gas and related levels of exploration activity.

    ARTIFICIAL LIFT AND COMPLETION TOOL EQUIPMENT

      Artificial lift products and completion systems are manufactured by EVI Oil Tools. EVI Oil Tools represents a combination of the Company's Highland and Production Oil Tools divisions. EVI Oil Tools' products are used in the production segment of the oil and gas industry, with an emphasis on the production of oil. Products manufactured by the EVI Oil Tools division include a complete line of artificial lift equipment and parts and a line of high performance packers and related downhole tools for use by service companies.

      The Company's artificial lift equipment emphasizes rod lift products and utilizes various proprietary and patented technology. Rod lift is one of four artificial lift technologies currently used for recovering oil from maturing fields, which lack sufficient pressure to flow under their own power. These methods and related equipment are designed to sustain the flow of oil production from such fields. Artificial lift technologies include electrical submersible lift, gas lift and hydraulic lift. Rod lift is a form of artificial lift technology in which oil is recovered through a suction process utilizing an above ground drive system connected by sucker rods to a downhole pump placed in the reservoir. Rod lift is particularly suited for older oil wells with depths of up to 10,000 feet and with production rates of up to 1,000 barrels per day. The Company estimates that rod lift represents approximately 50% of the total artificial lift market in the world, with electrical submersible lift having the next largest share at approximately 40%.

      EVI Oil Tools' packers and downhole tools include cement retainers, remedial service tools, production packers and flow control equipment. Downhole packers are used in the completion and production of oil and gas wells. Packers maintain the separation between productive zones and seal off the space between the tubing and casing.

      EVI Oil Tools distinguishes itself from its competitors in that it has a fully integrated product line and utilizes new technologies for the production of oil using artificial lift. EVI Oil Tools' integrated product line offers all artificial lift equipment from the wellhead to the reservoir. To the Company's knowledge, none of its competitors has as broad a product line. EVI Oil Tools' principal products include: (i) RotaFlex pumping units, (ii) Corod continuous sucker rods and EL sucker rods, (iii) progressive cavity pump systems, (iv) Fluid Packed pumps, (v) Production Oil Tools packers, (vi) Engemaq completion tools and (vii) Vitex flow control equipment.

      EVI Oil Tools' products have traditionally been principally marketed in the oil producing regions of North America through its own extensive U.S. store system. Recently, the Company made a strategic decision to dispose of that system to Continental Emsco, and in connection with that disposition, entered into a supply agreement under which the Company's products will be sold through the more extensive Continental Emsco distribution network in the U.S. The Company believes that this arrangement, together with arrangements that the Company has with other major distributors, will permit a broader distribution of the Company's products while saving the Company the overhead cost of maintaining its own retail distribution network. The Company has retained its Canadian distribution system that is used to service and support its Corod and other product lines. With the opening of the world oil markets in China, the CIS and South America, EVI Oil Tools has been taking steps to introduce its products into these markets where modern artificial lift equipment and completion tools are both needed and actively sought. The Company believes that these markets should provide significant opportunities for the Company.

      EVI Oil Tools' products are focused on the production side of the oil and gas industry, which the Company believes is less volatile than the exploration segment of the industry. The Company further believes that the crude oil production side of the industry is a growing market for artificial lift products in that there is an increasing need for artificial lift to aid production as oil fields mature worldwide. Thus, although domestic exploration for crude oil has declined in recent years, this decline is not expected to materially affect the demand for EVI Oil Tools' products. However, declines in prices of oil may reduce demand for EVI Oil Tools' products due to reduced capital expenditures by customers and decisions by customers not to pursue additional work on marginal wells.

      RotaFlex "Pumping Unit"

      RotaFlex is a 100% mechanical, long-stroke surface drive pump unit used to artificially lift oil from deep or high-volume wells as opposed to low-volume stripper wells. The unique patented design is greater than 20% more efficient than the conventional pump drive unit that has been in use for over 50 years. The Company has actively marketed the RotaFlex system for approximately three years with increasing market acceptance. The Company also markets the RotaFlex system in the Canadian, South American and Chinese markets.

      The Company's RotaFlex line is marketed in the United States on an exclusive basis through Continental Emsco. International sales are made through the Company's own sales force and third party distributors.

      Progressive Cavity Pumps and Fluid Packed Pumps

      Downhole pumps in rod lift come in one of two forms: progressive cavity pumps and rod pumps. Progressive cavity pumps lift by using a rotating motion and elastomer lined cavities. Rod pumps lift by using a vertical motion and a set of mechanical valves. Both are connected to the prime mover above ground by either traditional coupled rods or Corod continuous rods. The Company produces and distributes a complete line of progressive cavity pump systems using proprietary hydraulic gear boxes and patented vertical electric drives. The Company's progressive cavity pump is particularly suited for shallow to medium depth wells with high volumes of produced water, low gravity crude or sandy conditions. The Company believes that the progressive cavity pump provides a desirable alternative to the traditional rod pump and electric submersible pumps in these applications. The rotor and stator components of the Company's progressive cavity pump are currently manufactured for the Company by Robbins & Myers, Inc. ("Robbins & Myers"). As a result of the Company's disposition of its U.S. store distribution network to Continental Emsco, the Company and Robbins & Myers are in the process of negotiating a new supply arrangement under which Robbins & Myers would provide the Company with rotors and stators.

      In 1994, the Company added the Fluid Packed line of rod pumps, parts and accessories and the EL sucker rod business, previously owned by National-Oilwell, to EVI Oil Tools' product line. As part of this addition, the Company acquired leased and owned manufacturing facilities in Woodward, Oklahoma and Santa Teresa, New Mexico, respectively. The Fluid Packed line offers a wide variety of API pumps, specialty rod pumps and unique accessories. The Fluid Packed line of specialty rod pumps is designed for pumping applications to meet special well conditions. The sucker rod business includes both API grades and the premium Electra(R) Series EL line.

      Corod "Continuous Sucker Rods"

      The Company manufactures the only continuous sucker rod available in the industry through its Corod unit located in Canada. A sucker rod is an integral part of any sucker rod pumping system and is used to connect the surface drive unit of an oil well, such as the RotaFlex system or a traditional drive system, to a subsurface pump. The typical sucker rod requires a coupling every twenty-five to thirty feet. Corod's semi-elliptical smooth and continuous sucker rod does not have such couplings, which reduces wear and torque and produces a more efficient and economical form of artificial lift. The manufacturing process of Corod is proprietary and the servicing process is patented. The Company continues to market Corod's products in foreign markets such as Venezuela and China.

      Production Oil Tools and Engemaq Completion Equipment and Vitex Flow Control Equipment

      The Company manufactures downhole packers and completion equipment through its Production Oil Tools and Engemaq product lines. Downhole packers and flow control equipment are used in the completion and production process of oil and gas wells. Packers maintain the separation between productive zones in oil and gas wells and seal off the space between the tubing and casing to protect the casing from reservoir pressures and corrosive formation fluids.

      The Production Oil Tools and Engemaq downhole packers are compatible with the packers manufactured by Baker Hughes which is the largest manufacturer of packers in the industry. The Company believes that Production Oil Tools and Engemaq packers are the only ones in the industry that have such compatibility characteristics. The Company considers this compatibility as an important competitive attribute in that much of the packer business is in the repair or replacement of existing installations and over half of the existing packers are believed to be Baker Hughes products. The Company believes that its packers provide its customers with a viable cost effective alternative to those manufactured by Baker Hughes.

      The Company manufactures packers at its facilities in Powell, Wyoming; Arlington, Texas and Caxias do Sul, Brazil. Distribution is effected through sales directly to the customer and through third party distributors. The Company is currently reviewing opportunities to expand this product line internationally.

      Other Products and Repair Services

      Through its Leamco(TM) division, EVI Oil Tools also manufactures and installs pumping unit replacement parts, primarily bearings and gearboxes, for both EVI Oil Tools' products and products sold by competitors. Among the products provided by Leamco is a proprietary line of self-lubricating Teflon(R) bearings. The Leamco unit repairs, installs and services oilfield pumping units at 15 locations in Texas, Oklahoma and New Mexico. The market for repair of pumping units is very fragmented in North America. The Company, however, believes Leamco is the largest domestic provider of these services. EVI Oil Tools produces a full line of motor and control units used in connection with oilfield pumping units. These units include the Sargent(TM) line of ultra high-slip electric motors and controls that maximize the lift capacity of beam pumping units while reducing unit load.

      Product Sales

      Total sales for the Company's subsurface pump group for the years ended December 31, 1995, 1994 and 1993 were $83 million, $59 million and $56 million, respectively, representing 24%, 24% and 23% of the Company's total sales during such periods.

      Competition

      The market for artificial lift and completion tool equipment, equipment parts and repair is very competitive. Competition is based on product design and quality, ability to meet delivery requirements and pricing. The RotaFlex system competes with conventional pumping units, which are manufactured by Lufkin Industries. Corod's continuous sucker rods compete with conventional sucker rods, which are manufactured and sold by both EVI Oil Tools and three major competitors. The Company's progressive cavity pumps compete with five major competitors. EVI Oil Tools has identified in the industry six large competitors that individually have significant shares of the entire artificial lift equipment market (inclusive of all other forms of lift). The Company believes that it currently has the second or third largest market share in the world, although its market share varies depending on the type of product.

      Customers and Markets

      EVI Oil Tools' products and services are designed primarily for oil production from maturing fields. Demand is, therefore, not significantly affected by short-term changes in exploration and drilling activity. As the average age of oil wells worldwide increases, the market for the Company's artificial lift equipment is expected to increase. Currently, most of the Company's artificial lift equipment is sold in the United States and Canada. However, the Company believes that significant opportunities exist for its products in other areas with maturing fields such as South America, the CIS and China. In recognition of this opportunity, the Company has taken extensive efforts to expand EVI Oil Tools' products internationally. Approximately 8% of the Company's revenues from the sale of artificial lift equipment for 1995, 1994 and 1993 were derived from sales of equipment provided outside the United States and Canada.

      Facilities

      EVI Oil Tools' products are manufactured at seven locations in the United States, one location in Canada and one in Brazil.

      Backlog

      Backlog of artificial lift equipment is generally not considered to be a meaningful indication of future sales or results due to the nature of the business.

CONTRACT DRILLING

      The Company's contract drilling segment in the United States is primarily concentrated in the area of barge drilling and workover in the shallow coastal and inland waters of the U.S. Gulf Coast where conventional jack-up rigs cannot operate. Mallard is the second largest operator of barge rigs in this market. Mallard's domestic barge rig fleet consists of 16 drilling rigs and 19 workover rigs. Mallard also has a fleet of six platform rigs in the Gulf of Mexico.

      The domestic barge rig market has for more than a decade been characterized by overcapacity and a heavy dependence on natural gas drilling. These market conditions, combined with depressed and volatile natural gas prices, created an operating environment that was characterized by low day rates and rig utilization, and precipitated a consolidation in the industry. Since the early 1980's, the number of rigs in existence has declined from over 200 to less than 100, and the number of contractors has declined from over 20 to less than five. As one of the two major surviving contractors, Mallard has begun to benefit from these conditions through increased revenues and rig utilization. These market improvements have occurred notwithstanding continued low natural gas prices and a low domestic rig count. The Company expects domestic results to continue to benefit from these conditions as well as from increased demand in the U.S. Gulf Coast. These changes in demand stem from an increase in three-dimensional seismic survey activity, resulting in the identification of attractive deep natural gas prospects in the inland and coastal water of Louisiana, and increased lease activity in these areas following the 1994 settlement of a production royalty dispute between the State of Louisiana and Texaco, Inc. ("Texaco"), Mallard's largest barge rig customer.

      Internationally, Mallard operates three rigs in the coastal and offshore waters of Nigeria and Peru and four land rigs in Argentina. International drilling contracts are generally for longer periods than domestic contracts and at more favorable rates. International drilling operations represented approximately 31% and 25% of the revenue and operating income, respectively, for this segment during 1995.

      Mallard owns all of its rigs and has a 49% interest in a joint venture that owns two land rigs in Peru. From its inception in 1987, Mallard has devoted substantial efforts toward establishing itself as a leader in quality by upgrading and refurbishing its rigs.

    The Company's fleet of barge and other rigs was acquired through a number of acquisitions affected during the last ten years. These acquisitions were concentrated on barge rigs that could be easily integrated into Mallard's fleet. Because most of the purchases were made at a time during which there existed substantial overcapacity and low demand in the barge drilling market and from companies desiring to leave the market, the rigs were acquired at what the Company believes to be favorable prices substantially below replacement cost.

    FLEET

      As of December 31, 1995, Mallard's fleet consisted of the following general types of rigs located in the following regions:

                                                                                                  TOTAL
                                                                                                  FLEET
                                                                                                  -----
      Inland Barge:
                 Gulf Coast . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35
                 Nigeria  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
      Platform:
                 Gulf of Mexico . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                 Peru . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
      Land:
                 Argentina  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
                 Peru*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
                                                                                                    --
                     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50
                                                                                                    ==

      *The Company has a 49% interest in two land rigs in Peru.

    More detailed information with respect to Mallard's fleet of drilling rigs, as of December 31, 1995, is set forth in the following table:

                                                                                  YEAR BUILT      MAXIMUM
                                                                                   OR LAST        DRILLING
                                                                    HORSEPOWER   REFURBISHED    DEPTH (FEET)
                                                                   ----------    -----------    ------------
Inland Barge:
   Deep Drilling
    Rig No. 50  . . . . . . . . . . . . . . . . . . . . . . . .        2,000        1993          25,000
    Rig No. 51  . . . . . . . . . . . . . . . . . . . . . . . .        2,000        1993          25,000
    Rig No. 52  . . . . . . . . . . . . . . . . . . . . . . . .        2,000        1993          25,000
    Rig No. 53  . . . . . . . . . . . . . . . . . . . . . . . .        2,000        1995          20,000
    Rig No. 54  . . . . . . . . . . . . . . . . . . . . . . . .        2,000        1995          30,000
    Rig No. 55  . . . . . . . . . . . . . . . . . . . . . . . .        2,000        1993          30,000
    Rig No. 56  . . . . . . . . . . . . . . . . . . . . . . . .        2,000        1992          30,000
    Rig No. 57  . . . . . . . . . . . . . . . . . . . . . . . .        3,000        1980          30,000
    Rig No. 58  . . . . . . . . . . . . . . . . . . . . . . . .        3,000        1982          30,000
    Rig No. 59  . . . . . . . . . . . . . . . . . . . . . . . .        3,000        1972          30,000
    Rig No. 60  . . . . . . . . . . . . . . . . . . . . . . . .        3,000        1981          30,000
    Rig No. 71(a)   . . . . . . . . . . . . . . . . . . . . . .        3,000        1994          30,000

   Intermediate Drilling
    Rig No. 8   . . . . . . . . . . . . . . . . . . . . . . . .        1,700        1995          15,000
    Rig No. 11  . . . . . . . . . . . . . . . . . . . . . . . .        1,700        1994          15,000
    Rig No. 12  . . . . . . . . . . . . . . . . . . . . . . . .        1,200        1990          14,000
    Rig No. 17  . . . . . . . . . . . . . . . . . . . . . . . .        1,200        1993          13,000
    Rig No. 21  . . . . . . . . . . . . . . . . . . . . . . . .        1,200        1995          14,000

   Heavy Workover and Shallow Drilling
    Rig No. 15  . . . . . . . . . . . . . . . . . . . . . . . .          800        1991          11,500
    Rig No. 16  . . . . . . . . . . . . . . . . . . . . . . . .          800        1994          11,500
    Rig No. 18  . . . . . . . . . . . . . . . . . . . . . . . .          800        1993          11,500
    Rig No. 19  . . . . . . . . . . . . . . . . . . . . . . . .          800        1993          11,500
    Rig No. 20  . . . . . . . . . . . . . . . . . . . . . . . .          800        1995          11,500
    Rig No. 23  . . . . . . . . . . . . . . . . . . . . . . . .        1,000        1993          13,000
    Rig No. 24  . . . . . . . . . . . . . . . . . . . . . . . .        1,000        1992          13,000
    Rig No. 25  . . . . . . . . . . . . . . . . . . . . . . . .        1,000        1993          13,000
    Rig No. 26  . . . . . . . . . . . . . . . . . . . . . . . .        1,000        1981          13,000

   Workover and Other
    Rig No. 1   . . . . . . . . . . . . . . . . . . . . . . . .        1,100        1980              --
    Rig No. 3   . . . . . . . . . . . . . . . . . . . . . . . .        1,000        1980              --
    Rig No. 4   . . . . . . . . . . . . . . . . . . . . . . . .        1,000        1990              --
    Rig No. 5   . . . . . . . . . . . . . . . . . . . . . . . .          800        1991              --
    Rig No. 6   . . . . . . . . . . . . . . . . . . . . . . . .          800        1995              --
    Rig No. 7   . . . . . . . . . . . . . . . . . . . . . . . .          800        1995              --
    Rig No. 9   . . . . . . . . . . . . . . . . . . . . . . . .          800        1992              --
    Rig No. 10  . . . . . . . . . . . . . . . . . . . . . . . .          800        1978              --
    Rig No. 27  . . . . . . . . . . . . . . . . . . . . . . . .          800        1987          11,500
    Rig No. 28  . . . . . . . . . . . . . . . . . . . . . . . .          800        1987          11,500

                                                                                  YEAR BUILT    MAXIMUM
                                                                                    OR LAST     DRILLING
                                                                     HORSEPOWER   REFURBISHED  DEPTH (FEET)
                                                                     ----------   -----------  ------------
Platform:
    Rig No. 36  . . . . . . . . . . . . . . . . . . . . . . . .          500        1977              --
    Rig No. 41  . . . . . . . . . . . . . . . . . . . . . . . .          950        1993          11,000
    Rig No. 42  . . . . . . . . . . . . . . . . . . . . . . . .          950        1993          11,000
    Rig No. 43  . . . . . . . . . . . . . . . . . . . . . . . .          650        1994              --
    Rig No. 46  . . . . . . . . . . . . . . . . . . . . . . . .          650        1988              --
    Rig No. 47  . . . . . . . . . . . . . . . . . . . . . . . .          750        1993              --
    Rig No. 40(b)   . . . . . . . . . . . . . . . . . . . . . .          950        1992          11,000
    Rig No. 48(b)   . . . . . . . . . . . . . . . . . . . . . .          950        1992          11,000

Land:
    Rig No. 301(c)  . . . . . . . . . . . . . . . . . . . . . .          800        1995          10,000
    Rig No. 302(c)  . . . . . . . . . . . . . . . . . . . . . .          800        1995          10,000
    Rig No. 303(c)  . . . . . . . . . . . . . . . . . . . . . .        1,300        1995          11,500
    Rig No. 305(c)  . . . . . . . . . . . . . . . . . . . . . .        1,300        1995          11,500
    Rig No. 8(d)  . . . . . . . . . . . . . . . . . . . . . . .          750        1983          12,000
    Rig No. 9(d)  . . . . . . . . . . . . . . . . . . . . . . .          750        1983          12,000

   Total Rigs   . . . . . . . . . . . . . . . . . . . . . .  50
---------------------                                        ==

  (a) Located in Nigeria.

  (b) Located in Peru.

  (c) Located in Argentina.

  (d) Located in Peru. The Company has a 49% interest in a joint venture that owns these rigs.

      Mallard's domestic operations are primarily conducted in the coastal (bays, swamps and canals) and offshore waters of Louisiana, Texas and Alabama. Mallard's business is directly dependent upon the level of oil and gas exploration, development and workover activity in these geographic markets. Because most of the current exploration and development activity in the Gulf Coast area is concentrated on the exploration for and production of natural gas, Mallard's operations are materially affected by market conditions for natural gas.

      The U.S. natural gas market has in recent periods been extremely volatile. In 1994 and through the first half of 1995, natural gas prices declined significantly. However, beginning in the middle of 1995, prices showed a marked increase. These increases have resulted in increased exploration and workover activity in the Gulf of Mexico, which in turn has resulted in increased demand for barge drilling and workover services. Increased demand, combined with an overall shrinkage in fleets and a consolidation in the industry, has improved day rates and margins. Prices for oil and natural gas continue to be extremely volatile and any material decline in the prevailing price of natural gas could result in reduced exploration and development activity and related day rates.

    Mallard's domestic rigs are primarily barge rigs that are capable of performing medium and deep drilling operations. Barge rigs are mobile drilling platforms that are submersible and are built to work in eight to 20 feet of water. These rigs are towed by tug boats to the drill site with the derrick laid down. The lower hull is then submerged by flooding until it rests on the sea floor. The derrick is then raised and drilling and workover operations are conducted with the barge in this position. There are two basic forms of barge rigs: "posted" and "conventional". A posted barge is identical to a conventional barge except that the hull and super structure are separated by 12 to 14 foot columns, which increases the water depth capabilities of the rig.

      Internationally, Mallard currently operates one 3,000 HP barge drilling rig with a Varco TDS-3S Top Drive in the inland waters of Nigeria and two platform drilling rigs in the offshore waters of Peru. Mallard's rig in Nigeria is currently under contract to Chevron Nigeria Limited. This contract was recently renewed through August 1996.

      Mallard's platform rigs in Peru are currently under a one-year contract expiring in January 1997. These rigs were placed on standby status in July 1995 by the Company's customer to reduce costs. Since such time, one rig has returned to operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations". The Company's operations in Peru are conducted through a partnership. Under the terms of the agreements relating to this partnership, Mallard is entitled to approximately two-thirds of the income from the partnership's operations.

    LAND DRILLING AND WORKOVER RIGS

      Mallard currently owns four land rigs. These rigs are under a two-year drilling contract with Yacimientos Petroliferos Fiscales Sociedad Anonima ("YPF") in Argentina. Drilling operations commenced in June 1995 and are expected to benefit future results.

      In 1994, Mallard acquired a 49% interest in a joint venture that owns two land rigs in Peru. This venture is actively pursuing land drilling opportunities in Peru.

    COMPETITION AND CUSTOMERS

      Drilling in the U.S. Gulf Coast area serviced by Mallard ranges from shallow wells (up to 12,000 feet) to deep wells (up to 30,000 feet). The shallow wells generally take up to 20 days to drill and complete. Deeper wells generally take disproportionately longer to drill than shallow wells due primarily to more varied and difficult subsurface conditions and the frequent need to run protective casing.

      The Company's drilling rigs are generally operated under individual day rate contracts between the Company and its customers. Drilling contracts generally cover either the drilling of a specified well or wells or a stated term. Historically, most domestic contracts have been on a well-to-well basis while contracts in the international markets typically are offered on a term basis. The Company, from time to time, operates under turnkey contracts. The Company maintains redrill insurance to insure against certain costs in the event the Company was required to redrill under a turnkey contract.

      The Company obtains most of its contracts through competitive bidding against other contractors in response to solicitations of bids by oil and gas companies. Under the Company's day rate drilling contracts, it receives a fixed amount per day for providing the rig, certain related equipment and the rig operating crew, which works under the direction of a representative of the customer who is in charge of drilling operations. The customer pays all other costs of drilling the well. Under most such contracts, the customer also pays, at a reduced day rate, for periods of travel or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of the Company. The Company also makes available the services of its fleet of approximately 55 crew boats as an extra cost option. Mallard primarily competes with one other barge competitor in the Gulf of Mexico, Falcon Drilling Company, Inc., although there exists a number of smaller companies. Mallard also competes with other types of rigs. The Company estimates that its share of the barge drilling and workover market in coastal and inland waters in the Gulf Coast area is approximately 40%.

      Mallard's customer base consists of independent and major oil companies. For 1995, Texaco, Petro-Tech Peruana S.A. and Chevron U.S.A., Inc. accounted for 25%, 13% and 11%, respectively, of Mallard's revenues. For 1994, Texaco and Oryx Energy Company accounted for 15% and 11%, respectively, of Mallard's revenues. For 1993, Texaco accounted for 19% of Mallard's revenues.

    GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

      The U.S. Gulf Coast market, and particularly the shallow-water areas where the Company's contract drilling service operations are concentrated, are ecologically sensitive. As a result, environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of the oil companies to drill in these areas. U.S. laws and regulations applicable to the Company's operations include those controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, or otherwise relating to the protection of the environment. The Company, as an operator of drilling rigs in navigable U.S. waters and certain offshore areas, may be liable for damages and costs incurred in connection with oil spills for which it is held responsible, subject to certain limitations. An oil spill in a wetland or inland waterway could produce substantial damage to the environment, including wildlife and ground water. Laws and regulations protecting the environment have become more stringent in recent years, and may, in certain circumstances, impose "strict liability", rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of the new requirements could have a material adverse effect on the Company.

      The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The Company, as an owner or operator of domestic offshore facilities, may be liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 ("OPA") and the Outer Continental Shelf Lands Act. In addition, the Company may also be subject to applicable state law and other civil claims arising out of any such incident. Certain of the Company's facilities are also subject to regulations of the Environmental Protection Agency ("EPA") that require the preparation and implementation of spill prevention, control and countermeasure plans relating to possible discharge of oil into navigable waters. Other regulations of the EPA may require certain precautions in storing, handling and transporting hazardous wastes. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, pollution prevention and cleanup, obtaining drilling and dredging permits and similar matters. The Company believes that it is in compliance in all material respects with such laws, rules and regulations.

      The OPA and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party of oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. The OPA establishes liability limits (subject to indexing) for offshore drilling rigs. If functioning as an offshore facility, the offshore drilling rigs are considered "tank vessels" for spills of oil on or above the water surface, with liability limits of $1,200 per gross ton or $10 million. To the extent damages and removal costs exceed this amount, the offshore drilling rigs will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits for all removal costs plus $75 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA. The OPA also imposes ongoing requirements on a responsible party. These include proof of financial responsibility (to cover at least some costs in a potential spill) and preparation of an oil spill contingency plan. A failure to comply with ongoing requirements or inadequate cooperation in a spill may even subject a responsible party to civil or criminal enforcement actions.

      In addition, the Outer Continental Shelf Lands Act authorized regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of environmental-related lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

      The drilling industry is dependent on the demand for services from the oil and gas exploration and development industry and, accordingly, is affected by changing tax laws, price controls and other laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, local and foreign laws and regulations that may relate directly to the oil and gas industry. The adoption of laws and regulations, both domestic and foreign, that curtail exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available drilling opportunities.

      The Company believes it is in material compliance with applicable federal, state, local and foreign legislation and regulations relating to environmental controls. In this regard, all of Mallard's operating domestic drilling rigs have zero discharge capabilities as required by law. In addition, in recognition of environmental concerns regarding dredging of inland waters and permitting requirements, Mallard conducts minimal dredging operations and approximately two-thirds of Mallard's drilling contracts involve directional drilling, which minimizes the need for dredging. However, the existence of such laws and regulations has had and will continue to have a restrictive effect on the Company and its customers.

    SEASONALITY

      The Contract drilling business is subject to seasonal variation. Historically, the first two quarters of the calendar year are less active, while the last two quarters usually have a higher level of activity.

    FACILITIES

      Mallard is headquartered in New Iberia, Louisiana where it operates a yard and docking facility at the Port of Iberia. Mallard owns the facility and leases the land on which it is located under a long-term lease, subject to extensions, that will expire in 2018.

    BACKLOG

      Other than Mallard's foreign contracts, which are long-term in nature, drilling and workover servicing contracts have typically been for short-terms, usually the time required to drill one well.

RAW MATERIALS

      The Company purchases a variety of raw materials for its manufacturing operations, including plain end "green" tubing stock, steel bars and a variety of parts and components fabricated by other manufacturers and suppliers. With the exception of Robbins & Myers, which acts as the exclusive manufacturer of two material components of EVI Oil Tools' progressive cavity pumps, the Company is not dependent on any single source of supply for any of its raw materials and components. The Company is currently engaged in discussions with Robbins & Myers regarding the terms under which the products manufactured by it for the Company will be provided. A loss of one or more of the Company's suppliers could disrupt production.

PATENTS

    The Company's oilfield equipment segment utilizes various patents and proprietary technology in the manufacture of its products. Certain components used in the progressive cavity pump utilize technology owned and licensed by Robbins & Myers. Although the Company considers its patents important to the operation of its business and a loss of one or more patents could adversely affect a particular product, because of the proprietary processes that the Company has developed in using its patents, and the nature of the business conducted with the patents, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or generally upon patent protection.

INSURANCE COSTS

      The Company has purchased Operators Extra Expense insurance to insure itself against exposure to certain hazards unique to drilling and workover operations and maintains redrill insurance with respect to its exposure relating to turnkey contracts. There can be no assurance, however, that such insurance will be sufficient to cover any future losses, or that such insurance will continue to be available on commercially reasonable terms. The Company's drilling and workover business is also subject to the usual hazards of oil and gas drilling operations (including blowouts, fires, cratering, pollution and environmental damages), plus the additional dangers incident to marine operations in coastal and offshore waters (including capsizing, collision, grounding and adverse weather). The Company maintains insurance coverage that it believes to be customary in the industry against these hazards and whenever possible obtains agreements from customers providing for indemnification against liability to others. The Company also maintains political risk insurance to insure against certain risks of doing business in foreign countries. However, neither insurance nor indemnity agreements can provide complete protection against casualty losses. In addition, the Company is partially self-insured for marine workers' compensation claims.

      The Company is required to carry workers' compensation insurance to comply with state laws and customer requirements. Grant Prideco has elected to opt out of the mandatory workers' compensation pools and secures its workers' compensation through outside insurance. Although it has been able to reduce insurance costs through this election, certain benefits provided under the workers' compensation statutes may not be available to the Company. The cost of insurance is subject to substantial fluctuation due to a variety of factors, some of which are beyond the Company's control. Although the Company has generally been able to obtain insurance on terms it considers to be reasonable, there can be no assurance that such insurance will continue to be available on terms as favorable as those for its existing arrangements. The Company is partially self-insured for employee health insurance claims and certain workers' compensation claims.

      Although the Company maintains product liability insurance with respect to its products, such insurance is limited in coverage. The occurrence of an adverse claim in excess of the coverage limits maintained by the Company with respect to its products could have a material adverse effect on the Company.

REGULATION

      The Company's business is affected by changes in public policy and by federal, state and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available drilling and other opportunities in the energy service industry. The Company is also subject to various health and safety regulation as established by the Occupational Safety and Health Administration. For information concerning regulation of the contract drilling services provided by Mallard, see
"-- Contract Drilling -- Government Regulation and Environmental Matters".

FOREIGN OPERATIONS

      The Company's equipment and services are used in approximately 50 countries by U.S. customers operating abroad and by foreign customers. Sales of equipment and services outside the U.S. accounted for approximately 38%, 36% and 40% of total revenues for 1995, 1994 and 1993, respectively, based upon the ultimate destination in which equipment or services were sold, shipped or provided to the customer by the Company. The distribution of the Company's revenues by geographic region is shown below:

                                         WESTERN HEMISPHERE      EASTERN HEMISPHERE
                                       ---------------------    --------------------
                                       UNITED STATES   OTHER    MIDDLE EAST    OTHER   ELIMINATIONS    TOTAL
                                       -------------   -----    -----------    -----   ------------    -----
                                                                    (IN THOUSANDS)
1995
----
    Operating revenues from
      unaffiliated customers  . . .     $  220,937   $  61,293   $     --    $  9,921  $   (3,567)  $ 288,584
      Export sales to unaffiliated
      customers                             63,003          --         --          --          --      63,003
                                        ----------   ---------   --------    --------  ----------   ---------
    Total revenues  . . . . . . . .        283,940      61,293         --       9,921      (3,567)    351,587
1994
----
    Operating revenues from
      unaffiliated customers  . . . .   $  162,344   $  34,643   $  5,801    $  5,329  $   (3,304)  $ 204,813
    Export sales to unaffiliated
      customers   . . . . . . . . . .       43,724          --         --          --          --      43,724
                                        ----------   ---------   --------    --------  ----------   ---------
    Total revenues  . . . . . . . . .      206,068      34,643      5,801       5,329      (3,304)    248,537
1993
----
    Operating revenues from
      unaffiliated customers  . . . .   $  150,729   $  31,722   $  7,967    $  4,675  $   (1,983)  $ 193,110
    Export sales to unaffiliated
      customers   . . . . . . . . . .       52,847          --         --          --          60      52,907
                                        ----------   ---------   --------    --------  ----------   ---------
    Total revenues  . . . . . . . . .      203,576      31,722      7,967       4,675      (1,923)    246,017

      See Note 15 to the Consolidated Financial Statements of the Company for additional financial information related to the Company's revenues by geographic region.

      Operations and sales in foreign markets are subject to substantial competition from large multi-national corporations and government-owned entities and to a variety of local laws and regulations requiring qualifications, use of local labor, the provision of financial assurances or other restrictions and conditions on operations. Foreign operations are also subject to risks associated with doing business outside the U.S., including risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Foreign operations may also subject the Company to risks relating to fluctuations in currency exchange rates. However, to date, currency fluctuations have not had a material adverse impact on the Company.

      The Company currently has material manufacturing operations in Canada, Mexico, Brazil and India (through OCTL) and is operating rigs in Nigeria, Peru and Argentina. The Company's operations in each of these countries are subject to various political and economic conditions existing in them which could disrupt operations. In this regard, there is currently pending before the U.S. Congress various legislation that, if enacted, would restrict trade and investment in Nigeria. To date, no legislation has been enacted. However, if legislation were to be adopted that either restricted trade or investment in Nigeria, the Company's Nigerian operations could be materially affected. The Company generally seeks to obtain, where economical, insurance against certain political risks and attempts to structure its contracts and arrangements in the foreign countries in which it operates in a manner that would minimize the exposure of its assets to losses in those countries. Such efforts include structuring substantially all of its sales and service contracts to be in U.S. dollars and utilizing lease arrangements and joint ventures for manufacturing facilities so as not to require substantial investment of funds in fixed assets in foreign countries. Although the Company believes that its exposure to foreign risks is not materially greater than that of its competitors, there can be no assurance that disruptions will not occur in the Company's foreign operations or that any losses that do occur will be covered by insurance.

ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. In recent years, laws and regulations protecting the environment have generally become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. However, the Company is not currently aware of any situation or condition that it believes is likely to have a material adverse effect on its results of operations or financial condition. For information concerning environmental matters with respect to the contract drilling services provided by Mallard, see "-- Contract Drilling -- Governmental Regulation and Environmental Matters".

      The Company's expenditures in 1995 in order to comply with applicable environmental laws and regulations were not material, and the Company expects that the costs of compliance with such laws and regulations for 1996 will be minimal. The Company maintains insurance coverage with respect to environmental liabilities relating to its marine drilling operations. Although the Company believes that such coverage is adequate for the risks involved, there can be no assurance that the coverage limits would not be exceeded or such insurance would apply to all such liabilities. The Company does not believe that its costs for compliance with applicable environmental laws and regulations is, on a relative basis, greater than that of its competitors.

EMPLOYEES

      As of March 1, 1996, the Company employed approximately 3,800 employees. The Company considers its relations with its employees to be generally satisfactory.

ITEM 2.  PROPERTIES

      The Principal offices of the Company and facilities used by the Company in its oilfield equipment and contract drilling segments are set forth in the table below:

                                       FACILITY SIZE    PROPERTY
           LOCATION                      (SQ. FT.)    SIZE (ACRES)  TENURE        UTILIZATION
           --------                      ---------    ------------  ------        -----------
OILFIELD EQUIPMENT:
   Navasota, Texas  . . . . . . . . .      251,600      182.80      Owned     Manufacture drill pipe, premium threaded
                                                                              casing, liners and tubing
   Vera Cruz, Mexico  . . . . . . . .      214,000       42.00      Leased    Manufacture drill pipe
   Bastrop, Texas   . . . . . . . . .      108,300       21.00      Owned     Manufacture tool joints
   Bryan, Texas   . . . . . . . . . .      160,000       55.27      Owned     Manufacture premium tubing
   Houston, Texas   . . . . . . . . .       12,400          --      Leased    Principal offices of Grant Prideco
                                            68,500       13.50      Owned     Manufacture drill pipe, drill collars,
                                                                              heavyweights and kellys
                                            21,900       11.00      Owned     Manufacture drill pipe, drill collars,
                                                                              heavyweights and kellys
                                            31,500       10.00      Owned     Manufacture drill pipe, drill collars,
                                                                              heavyweights and kellys
   Channelview, Texas   . . . . . . .       60,600       20.00      Owned     Threading of premium casing



                                        FACILITY SIZE   PROPERTY
             LOCATION                     (SQ. FT.)   SIZE (ACRES)   TENURE           UTILIZATION
             --------                     ---------   ------------   ------           -----------
   Longview, Texas  . . . . . . . . .       40,000       22.10       Owned     Manufacture pump barrels and plungers
   Odessa, Texas  . . . . . . . . . .       97,000        7.20       Owned     Manufacture of RotaFlex pumping units
                                            58,000        6.70       Owned     Manufacture couplings, tubing anchors and
                                                                               gears
   Oklahoma City, Oklahoma  . . . . .        9,500        1.20       Leased    Manufacture and repair pumping unit parts
   Morgan City, Louisiana   . . . . .       19,300        2.40       Leased    Repair drill pipe, drill collars,
                                                                               heavyweights and kellys
   Arlington, Texas   . . . . . . . .       60,000        2.50       Leased    Manufacture of downhole packers and
                                                                               completion systems
   Powell, Wyoming  . . . . . . . . .       16,000        1.80       Leased    Manufacture of downhole packers and
                                                                               completion systems
   Midland, Texas   . . . . . . . . .       30,000        5.60       Owned     Manufacture and repair pumping unit parts
   Woodward, Oklahoma   . . . . . . .      148,800       53.02       Leased    Manufacture sucker rod pump parts
   Santa Teresa, New Mexico   . . . .       43,000        7.50       Owned     Manufacture sucker rods
   Nisku, Alberta, Canada   . . . . .       15,900        8.30       Owned     Manufacture continuous rods
   Caxias do Sul, Brazil  . . . . . .       62,400          --       Leased    Manufacture downhole packers and completion
                                                                               systems
   Macae, Brazil  . . . . . . . . . .       10,200          --       Owned     Repair facility
   Natal, Brazil  . . . . . . . . . .        2,600          --       Leased    Repair facility

CONTRACT DRILLING:

   Buenos Aires, Argentina  . . . . .        2,500          --       Leased    Principal offices of Argentina operations
   Caleta Olivia, Argentina   . . . .        7,500        5.00       Leased    Operating base for Southern Argentina
   Rincon de las Sauces, Argentina  .        2,500        2.50       Leased    Operating base for Western Argentina
   Warri, Delta State, Nigeria  . . .        5,750        0.50       Leased    Equipment storage facility
   New Iberia, Louisiana  . . . . . .       54,600          --       Owned     Principal offices of Mallard, warehouse and
                                                                               repair shop
                                                --       14.00       Leased    Docking facility
CORPORATE:
   Houston, Texas   . . . . . . . . .       14,500          --       Leased    Principal offices of the Company

      In addition to the above facilities, the Company has an agreement with OCTL pursuant to which OCTL's manufacturing facility in Narketpally, India is to be dedicated by OCTL to the production of drill pipe and other tubular products exclusively for the Company. This facility is owned by OCTL and consists of 262,000 sq. ft. located on 60 acres.

ITEM 3.   LEGAL PROCEEDINGS

      In August of 1994, the Company received a letter from the United States Internal Revenue Service ("IRS"), proposing to increase the gain recognized by the Company upon the dissolution in October 1990 of COLEVE with Columbia. In general, the IRS' proposal seeks payment of a tax liability of approximately $14.1 million plus accrued interest thereon, and includes $3.4 million of taxes relating to the proposed disallowance of certain interest deductions taken by the Company with respect to COLEVE that was the subject of a similar letter received by the Company in the fourth quarter of 1993. The tax liability with respect to these matters has been previously provided for as a deferred tax liability in the Company's financial statements. The Company disagrees with the IRS' position and is currently pursuing its rights of administrative review and appeal and intends to vigorously contest this matter.

Although the resolution of these remaining issues could affect the timing of the payment of previously accrued tax liabilities, the Company does not believe that the results of the audit or the ultimate resolution of the IRS' proposed adjustments will have a material impact on its results of operations or financial position.

      The Company is aware of various other disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known to the Company, it believes that the ultimate liability, if any, which may result from these disputes, claims and litigation would not have a material adverse affect on the Company's consolidated financial position or its results of operations. See
Note 10 to Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of the year ended December 31, 1995, to a vote of shareholders of the Company.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EVI". The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the NYSE from June 1994 and on the NASDAQ-National Market System for the period from January through May 1994.

                                                                        PRICE
                                                                 ------------------
                                                                  HIGH        LOW
                                                                 ------     -------
                 Year ending December 31, 1995
                     First Quarter  . . . . . . . . . . . . .   $14 5/8     $11 7/8
                     Second Quarter   . . . . . . . . . . . .    20 5/8      13 1/4
                     Third Quarter  . . . . . . . . . . . . .    24          17 3/8
                     Fourth Quarter . . . . . . . . . . . . .    25 1/4      18 3/8

                 Year ending December 31, 1994
                     First Quarter  . . . . . . . . . . . . .   $16 1/4     $12
                     Second Quarter . . . . . . . . . . . . .    14 3/4      11 1/4
                     Third Quarter  . . . . . . . . . . . . .    15 1/4      12 5/8
                     Fourth Quarter . . . . . . . . . . . . .    14 3/4      11 1/4

      The Company has not paid any dividends on the Common Stock since 1984 and currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. Accordingly, no dividends are expected to be declared or paid on the Common Stock for the foreseeable future. The declaration of all dividends is at the discretion of the Company's Board of Directors. The Company's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at the time; however, the Company and the Company's principal operating subsidiaries are subject to certain prohibitions on the declaration and payment of dividends under the terms of their existing credit facilities. In addition, under the terms of the Company's 10 1/4% Senior Notes due 2004 ("Senior Notes"), the Company is limited in the amount of funds it may distribute as dividends or distributions to stockholders to an amount generally equal to: (a) the sum of (i) its earnings subsequent to December 31, 1993, (ii) the net consideration received from certain stock issuances since March 1994,
(iii) the value of certain investments in unrestricted subsidiaries redesignated as restricted subsidiaries and (iv) $5 million, less (b) the amount of dividends, distributions and other restricted payments made by the Company since March 1994. As of December 31, 1995, the Company was limited in the amount of dividends, distributions and other restricted payments that could be made by it to approximately $137 million.

      As of February 29, 1996, there were 1,072 stockholders of record. The Common Stock is traded on the NYSE under the symbol EVI.

ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth certain selected historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of future operating results of the Company.

                                                                      YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                  1995         1994         1993           1992         1991
                                                --------     ---------    ---------      --------     ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues    . . . . . . . . . . . . . . . .     $351,587      $248,537    $ 246,017     $ 190,458    $177,794
Operating Income  . . . . . . . . . . . . .       32,440        19,469       18,555         4,612       9,832
Income from Continuing Operations . . . . .       11,311         4,642        7,947           281       5,829
Earnings Per Share from Continuing
    Operations  . . . . . . . . . . . . . .          .77           .37          .66           .02         .51
Total Assets  . . . . . . . . . . . . . . .      491,060       344,234      277,231       230,596     185,022
Long-term Debt  . . . . . . . . . . . . . .      126,849       125,690       38,982        37,304       5,878
Stockholders' Investment  . . . . . . . . .      228,066       110,913      107,736       101,156     101,123
Cash Dividends Per Share  . . . . . . . . .           --            --           --            --          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company manufactures and markets drill pipe and premium tubular products, artificial lift and completion systems through its oilfield equipment segment and provides contract drilling and workover services through its contract drilling segment for use in the exploration and production of oil and natural gas. The level of exploration and production activity is influenced by worldwide economic conditions, supply and demand and the political stability of oil producing countries. However, natural gas and oil prices historically have been the prevalent factor in determining the level of worldwide exploration and production.

      Income from continuing operations was $11,311,000, or $.77 per share, on revenues of $351,587,000 for 1995 compared to income from continuing operations of $4,642,000, or $.37 per share, on revenues of $248,537,000 for 1994.
Operating income for 1995 was $32,440,000 compared to $19,469,000 for 1994 which represents a 67% increase for 1995 as compared to 1994. The increase in operating income for 1995 primarily reflects improvements in the Company's tubular products division coupled with the contribution of operating income attributable to the acquisition of Prideco on June 30, 1995. Demand for the Company's tubular products benefited during 1995 from a continuing reduction in the worldwide inventory of used drill pipe. These trends have resulted in increased drill pipe demand. The improved results for 1995 also reflected generally improved industry conditions,the acquisition of the Fluid Packed pump and sucker rod businesses from National-Oilwell in August 1994, higher international revenues and the Company's internal cost saving efforts.

      Early in the fourth quarter of 1995, the Company completed a public offering of 3,450,000 shares of its Common Stock ("Public Offering"). The net proceeds of this offering were approximately $72.6 million. The funds from the offering were used to reduce the Company's outstanding debt under its revolving lines of credit, to finance the expansion of the Company's domestic and international tubular operations and for general and corporate purposes. The offering resulted in a reduction in the Company's debt to total capitalization ratio at December 31, 1995 to approximately 38%.

      In December 1995, the Company made a strategic decision to dispose of its Highland store distribution system in the United States which has been a part of the artificial lift and completion tool equipment division. This decision reflected the Company's desire to focus its efforts on manufacturing and to eliminate the substantial cost associated with serving as a distributor in the United States market. Early in 1996, the Company completed the sale of these operations to Continental Emsco for approximately $3 million in cash, a $4 million vendor credit with Continental Emsco for future equipment needs of the Company and a $0.5 million note receivable. The consideration received in the sale approximated the net book value of the assets sold, resulting in no material gain or loss.

      The disposition by the Company of its U.S. store system provided the Company with the ability to reduce its work force by over 170 employees, eliminate the overhead cost of maintaining its own store distribution network and reduce inventory costs in the U.S. In connection with the disposition, Continental Emsco was appointed as a non-exclusive distributor in the U.S. for most of the Company's artificial lift division U.S. manufactured products as well as an exclusive distributor of the Company's RotaFlex products in the U.S. The Company believes that this distribution arrangement, together with arrangements that the Company has with other major distributors, will permit a broader distribution of the Company's products on a more cost effective basis. The Company has retained its Canadian distribution system that is used to service and support its Corod and other product lines.

      The Company is currently focusing its efforts on assimilating its acquisition of Prideco and improving its manufacturing efficiencies and capabilities. The Company is also continuing to seek opportunities for expansion of sales and manufacturing outside the U.S. The Company currently expects that 1996 results will benefit from continuing strong tubular sales and cost reductions at its oil tools division. Results, however, will be dependent on market conditions, in particular the level of drilling activity in the U.S. Gulf Coast and demand for drill pipe and other tubular products.

RESULTS OF OPERATIONS

     COMPARISON OF FISCAL YEAR 1995 WITH FISCAL YEAR 1994

      Oilfield Equipment Segment

      Revenues and operating income for the oilfield equipment segment were $271.7 million and $23.1 million, respectively, for the year ended December 31, 1995 as compared to $185.3 million and $8.2 million, respectively, for the year ended December 31, 1994. The increases in revenues and operating income were primarily attributable to the contributions from increased drill pipe sales and higher prices and margins. In addition, the Company's Canadian pump sales were higher in 1995 as compared to 1994.

      The increase in sales of tubulars products in 1995 was $60.6 million compared to $22.6 million in 1994. The increase in sales for 1995 resulted from the acquisition of Prideco on June 30, 1995, as well as an overall increase in demand for drill pipe. Evidence of the improved demand for drill pipe is the Company's tubular backlog at December 31, 1995, being $78.4 million compared to $35.2 million at December 31, 1994. The Company anticipates that all of the backlog existing at December 31, 1995 will be shipped during the next twelve months. In addition, the Company implemented price increases in the second half of 1995 which the Company will benefit from in 1996 as the existing backlog turns.

      Results in the oilfield equipment segment include a $0.75 million royalty payment in the fourth quarter of 1995, which benefited operating income for 1995. The oilfield equipment segment also benefited from lower average manufacturing costs for its tubulars associated with increased sales and higher gross margins at the Company's Mexican facility, which has a lower cost base than the United States facilities. The Company expects that as production at the OCTL facility becomes fully operational, average manufacturing costs for tubulars should decline further as a result of the lower labor costs at that facility. However, the Company expects some initial production inefficiencies associated with the OCTL facility.

      In the third quarter of 1995, the Company experienced increases in its cost of "green" tubing, the primary material used by it in the production of its tubular goods. To date, the Company has generally been able to pass through the additional costs of this raw material to its customers. However, there can be no assurances that it will continue to be able to do so.

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

      Revenues and operating income associated with the Company's artificial lift division were $106.5 million and $8.0 million, respectively, for 1995 compared to $85.1 million and $5.3 million, respectively, for 1994. The increases in revenues and operating income for 1995 were primarily attributable to the Company's increases in Canadian progressive cavity pump and Corod sales. The Company is currently in the process of effecting cost reductions at this division and eliminating redundant administrative costs. The Company anticipates that once this process is completed, operating results at this division should improve. The disposition of the Company's United States distribution system also provides the Company with the opportunity to focus on its manufacturing and product design.

      Contract Drilling Segment

      Revenues and operating income for the contract drilling segment were $79.9 million and $14.5 million, respectively, for 1995, compared to $63.3 million and $15.8 million respectively, for 1994. The increase in revenues for 1995 reflects the increase in international operations in Nigeria, Peru and Argentina as new contracts in Nigeria and Peru did not take effect until late in the third quarter of 1994. In July 1995, the Company's two Peru rigs were placed on standby. Recently, one of such rigs was placed back into operation, with the other rig remaining on standby. In June 1995, the Company's operations commenced in Argentina covering four drilling rigs. The operations in Nigeria, Peru and Argentina contributed $24.6 million in revenues for 1995.

      Operating income for the international operations was $3.6 million in 1995 as compared to $5.2 million in 1994. Operating income in 1994 included the insurance settlement with respect to the National Iranian Oil Company ("NIOC") contract which increased operating income by $4.8 million and was reduced by operating losses of $2.6 million relating to the Iranian operations for 1994. The Argentina operations produced an operating loss of $0.5 million in 1995 attributable to certain initial start-up costs incurred. The Company expects 1996 to benefit from the start-up operating costs incurred during 1995 and expects the operation in Argentina to have a favorable impact on 1996 operating results.

      Operations in Nigeria are currently subject to various political risk. In that regard, there is currently pending before the U.S. Congress various legislation that, if enacted, would restrict trade and investment in Nigeria. To date, no legislation has been enacted. However, if legislation were to be adopted that either restricted trade or investment in Nigeria, the Company's Nigerian operations could be materially affected.

      Domestic revenues increased 5% in 1995 as compared to 1994 due to an increase in domestic barge rig volume. Operating income in 1995 was $10.8 million as compared to $10.6 million in 1994. Mallard's 1995 operating income was reduced by a fourth quarter increase in reserves for workers' compensation claims on cases settled as well as unsettled claims. Such expenses were
partially offset by a gain on the sale of a rig.   The net effect of these
reduced 1995 operating results by approximately $0.8 million.

      On September 30, 1994, the Company settled all of its claims with its insurance carriers with respect to the termination of its workover drilling contract with NIOC. Under the terms of the settlement with the Company's insurance carriers, the Company received a net cash payment of $23 million and retained all rights to any funds collected or recovered by the Company from NIOC and to the rigs and equipment deployed in Iran. The Company has since sold or redeployed to Argentina the rigs and equipment that were in Iran. Although the Company has been receiving payments on the retained obligations under a four year extended payment arrangement reached with the Central Bank of Iran and other local banks, the timing and ultimate recovery is subject to various risks relating to Iran, including the impact of the recently imposed United States sanctions and restrictions on trade with an investment in Iran. The net carrying value after reserves of these obligations as of December 31, 1995, was approximately $3.6 million.

      Demand for the Company's domestic contract drilling and workover services will continue to be materially dependent on levels of exploration and development in the Gulf of Mexico and coastal and inland waters. The price of natural gas will also be a material factor effecting that demand.

      General

      Selling, general and administrative expenses increased approximately 19% to $56.9 million in 1995 from $47.9 million in 1994. The increase in 1995 was attributable to the Prideco acquisition and to increased sales and international expansion.

      Interest expense increased during 1995 to $16.7 million from $13.7 million for 1994. The increase in interest expense is attributable to higher levels of indebtedness during 1995 under the Company's working capital lines of credit due to increases in the level of the Company's business. The Company's interest expense declined in the fourth quarter of 1995 as a result of the reduction in debt following the Public Offering.

      The Company's effective tax rate for 1995 was approximately 31% compared to 28% in 1994. The increase in such rate reflects the impact of certain tax benefits occurring in 1994 associated with net operating loss carryforwards which was partially offset by foreign losses with no corresponding tax benefit.

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

    COMPARISON OF FISCAL YEAR 1994 WITH FISCAL YEAR 1993

      For the year ended December 31, 1994, the Company reported net income and income from continuing operations of $858,000, or $0.07 per share, and $4.6 million, or $0.37 per share, respectively, on revenues of $248.5 million, compared with net income and income from continuing operations of $5.9 million, or $0.49 per share, and $7.9 million, or $0.66 per share, respectively, on revenues of $246.0 million for fiscal year 1993. In 1994, the Company refinanced its outstanding indebtedness with the proceeds of a $120 million in Senior Notes due 2004. As part of the transaction, the Company incurred a first quarter extraordinary charge of approximately $3.8 million, net of taxes of approximately $1.9 million, or $0.30 per share. The extraordinary charge represented the difference between the reacquisition price and the net carrying value of the Company's $34 million senior notes, including unamortized debt issuance costs.

      For the year ended December 31, 1994, the Company's operating income was $19.5 million compared with $18.6 million for fiscal year 1993. For 1994, operating income for the Company's oilfield equipment and contract drilling segments was $8.2 million and $15.8 million, respectively. For 1993, operating income for these segments was $10.8 million and $11.8 million, respectively.

      On September 30, 1994, the Company settled all of its claims with its insurance carriers with respect to the termination of its workover contract with the NIOC. The insurance settlement which increased operating income by $4.8 million was reduced by operating losses of $2.6 million relating to the Iranian operations for 1994. This benefit was more than offset by the reduction in operating income in Nigeria and Peru.

      Oilfield Equipment Segment

      Revenues for the oilfield equipment segment increased by 8% to $185.3 million in 1994 compared to $171.6 million in 1993. The increase was due primarily to increased sales of tubular products partially offset by reduced procurement revenues from the operations of International Tool and Supply Company ("ITS"), which was acquired on June 30, 1993, and sold on December 30, 1993. The increase in tubular products revenues was primarily due to a change in the sales mix to larger diameter drill pipe.

      Operating income for the oilfield equipment segment was $8.2 million in 1994, as compared to $10.8 million in 1993. The reduction in operating income resulted from costs incurred by the Company in the consolidation of certain plants and product lines resulting from the acquisition of the Fluid Packed lines of sucker rod pumps and sucker rods from National-Oilwell. In addition the Company experienced reduced margins on tubular products and artificial lift equipment due to lower oil prices, the steep decline in natural gas prices in the second half of 1994 and sluggish domestic and international development activity. The Company, however, benefited from increased utilization of certain facilities due to increased revenues.

      Contract Drilling Segment

      Revenues in the contract drilling segment decreased by approximately 15% to $63.3 million for 1994 compared to $74.4 million for 1993. Domestic revenues were slightly lower due to reduced drilling activity and international revenues decreased primarily due to the termination of the land drilling contract with NIOC in Iran. In addition, international revenues related to the Company's operations in Peru and Nigeria were lower in 1994 as compared to 1993 as a result of the Company's rigs in Nigeria and Peru going off contract in the middle of 1993. The Company's rigs in Peru and Nigeria began new contracts in the second half of 1994.

      The contract drilling segment's operating income was $15.8 million in 1994, as compared to $11.8 million in 1993. Domestic operating income increased by 36% in 1994 as compared to 1993, while international operating income increased by 31% in 1994 as compared to 1993. The increase in 1994 was principally due to higher domestic day rates and the February 1994 acquisition of AWI Drilling & Workover, Inc. ("AWI") and its 12 rigs. The AWI acquisition improved gross profit in 1994 because prior to the acquisition, eight of the 12 rigs had been under charter by the Company. The increase was partially offset by the lower rig utilization during 1994 of 48% from 52% in 1993 due to reduced activity in the U.S. Gulf Coast area.

      The insurance settlement with respect to the NIOC contract increased operating income by $4.8 million and was reduced by operating losses of $2.6 million relating to the Iranian operations for 1994. This benefit was more than offset by the reduction in operating income in Nigeria and Peru.

      In March 1995, the Company entered into a two-year land drilling contract with YPF in Argentina. The contract covers four drilling rigs.

      General

      Selling, general and administrative expenses increased approximately 5% to $47.9 million in 1994 from $45.7 million in 1993. The increase in 1994 was primarily attributable to a full year of operations at the Company's Mexico, Hungary and China facilities as well as a full year of operations from the Production Oil Tools acquisition. These increases were partially offset by the selling, general and administrative costs associated with ITS which was sold December 30, 1993.

      Interest expense increased from $7.6 million for the year ended December 31, 1993 to $13.7 million for 1994, reflecting the increased cost associated with the Company's $120 million Senior Notes due 2004 issued in March 1994, substantially all of which were subsequently exchanged for a new series of Senior Notes due 2004 that were essentially identical to the old series. The net proceeds from the $120 million Senior Notes were used to repay substantially all of the Company's outstanding indebtedness and for working capital purposes. The prepayment of the Company's prior indebtedness resulted in an extraordinary charge, net of taxes, of $3,784,000, or $0.30 per share, during the first quarter of 1994.

      The Company's effective tax rate on income from continuing operations decreased to 28% in 1994 from 38% in 1993. The favorable impact on the 1994 effective tax rate was obtained through the utilization of net operating loss carryforwards and was partially offset by foreign losses with no corresponding tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

      Early in the fourth quarter of 1995, the Company completed a public offering of 3,450,000 shares of its Common Stock. The net proceeds of this offering were approximately $72.6 million. The funds from the offering were used to reduce the Company's outstanding debt under its revolving lines of credit, to finance the expansion of the Company's domestic and international tubular operations and for general and corporate purposes. The offering resulted in a reduction in the Company's debt to total capitalization ratio at December 31, 1995 to approximately 38%.

      At December 31, 1995, the Company had cash and cash equivalents of approximately $4.5 million compared to approximately $3.1 million at December 31, 1994. At December 31, 1995, the Company's working capital was approximately $152 million compared to approximately $94 million at December 31, 1994. The increase in working capital was primarily the result of the recent Public Offering.

      At December 31, 1995 and December 31, 1994, the Company had in place various working capital lines of credit secured by the inventory and receivables of the Company's subsidiaries, providing for borrowings up to $65.5 million, subject to availability requirements. Borrowings under the Company's lines of credit are generally based on the lender's determination of the collateral value of the current assets securing the lines of credit. The lines of credit bear interest at floating rates ranging from prime to prime plus 1 1/4% and are secured by substantially all of the borrowing subsidiary's accounts receivable and inventory. The Company and its subsidiaries are required to comply with various affirmative and negative covenants relating to working capital, earnings and net worth. The facilities also impose certain limitations on the use of funds by the Company and its subsidiaries for acquisitions and capital expenditures, the incurrence of additional indebtedness and other operational matters and certain expenditures, and certain prohibitions on the declaration or payment of dividends by the Company. At December 31, 1995 and December 31, 1994, $4.8 million and $17.3 million, respectively, had been borrowed under the revolving lines of credit and $5.1 million and $1 million, respectively, had been used to support outstanding letters of credit. At December 31, 1995 and December 31, 1994, $55.6 million and $35.6 million, respectively, was available for additional borrowing under these credit facilities. The average interest rate under these facilities was 8.8% for 1994 and 10.2% for 1995.

      The Company currently has outstanding $120 million of Senior Notes with semi-annual interest payments in March and September. The Senior Notes were issued pursuant to the terms of an Indenture dated as of March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) incur certain additional indebtedness unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0, (ii) make dividends, distributions and certain other restricted payments, (iii) create certain liens, (iv) engage in certain transitions with its affiliates, (v) engage in sale and leaseback transactions,
(vi) make certain asset dispositions and (vii) merge or consolidate with, or transfer all or substantially all of its assets to another person. The Indenture also limits the ability of the Company and certain of its subsidiaries to issue preferred stock and creates restrictions on the ability of certain of its subsidiaries to pay dividends and make other distributions.

      In August 1994, the Company received a letter from the IRS proposing to increase the gain recognized by the Company upon the dissolution in October 1990 of COLEVE with Columbia. In general, the IRS' proposal seeks payment of a tax liability of approximately $14.1 million plus accrued interest thereon, and includes $3.4 million of taxes relating to the proposed disallowance of certain interest deductions taken by the Company with respect to COLEVE that was the subject of a similar letter received by the Company in the fourth quarter of 1993. The tax liability with respect to these matters has been previously provided for as a deferred tax liability in the Company's financial statements. The Company disagrees with the IRS' position and is currently pursuing its rights of administrative review and appeal and intends to vigorously contest this matter. Although the resolution of these remaining issues could affect the timing of the payment of previously accrued tax liabilities and require the use of a portion of its available capital, the Company does not believe that the results of the audit or the ultimate resolution of the IRS' proposed adjustments will have a material impact on its results of operations or financial position.

      The demand for the Company's tubular products and contract drilling services are particularly effected by the price of natural gas and the level of oil and gas exploration activity while the demand for the Company's artificial lift and completion tool equipment is directly dependent on oil production activity. Although the Company's international contract drilling services are effected by the level of exploration activity in the countries in which it provides those services, its domestic drilling operations are materially dependent on the level of exploration activity in the U.S. Gulf Coast and domestic natural gas prices.

      The Company's current sources of capital are cash generated from operations and borrowings under its working capital lines of credit. The Company believes that current reserves of cash and short-term investments, access to existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of its current and future operations.

      The Company is continually evaluating new acquisitions with a focus on proprietary technology and under-utilized assets to enhance operations. Future acquisitions may be funded through cash flow from operations, borrowings under lines of credit and other facilities, and equity issuances if desirable.

CAPITAL EXPENDITURES, ACQUISITIONS AND DISPOSITIONS

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

      In July 1995, the Company acquired Engemaq S.A., a Brazilian completion tool business, for $4 million.

      The allocations of the purchase price to the fair market values of the net assets acquired in the 1995 acquisitions are based on preliminary estimates of the fair market value and may be revised when additional information concerning asset and liability valuations is obtained.

      In January 1996, the Company entered into a long-term manufacturing and sales agreement with OCTL, an

India-based manufacturer of drill pipe and premium tubulars. The OCTL facility was built in 1990 under the direction of personnel who are currently employed by Grant Prideco and is the most modern tubular fabricating facility in the world. The facility will be used by the Company to pursue a strategic expansion of its sales and operations in the Eastern Hemisphere. The Company believes that the combination of Grant Prideco's product line coupled with OCTL's low manufacturing costs and proximity to major Eastern Hemisphere markets will accomplish this objective. This expansion is intended to substantially increase the Company's sales into the growing Eastern Hemisphere markets, which over the last few years have represented less than 5% of the Company's total revenues. Manufacturing operations on behalf of the Company are expected to commence during the second quarter of 1996.

      Under the terms of the OCTL agreement, the Company has a right to terminate the agreement on an annual basis. The agreement is for an initial five-year term renewable for successive five-year terms. The agreement may be terminated by OCTL only under certain limited circumstances, including, beginning December 31, 2000, if certain minimum orders have not been placed through OCTL and payments have not been made by the Company. Under the terms of the agreement with OCTL, the Company made a one-time payment of $8 million for the exclusive right to have Grant Prideco's products manufactured at the facility. The Company is also required to pay all direct operating expenses relating to the facility, including the cost of inventory and raw materials used in the manufacture of the Company's products.

      The Company expects the OCTL facility to require a first-year investment of between $20 million and $25 million, which includes the $8 million deposit made in January 1996 and working capital requirements. Funds relating to the OCTL facility are expected to be financed with existing cash and borrowings under lines of credit and other facilities.

      Early in 1996, the Company completed the sale of its store distribution system in the United States for approximately $7.5 million. The Company received $3 million in cash, a $4 million vendor credit with Continental Emsco for future equipment needs of the Company and a $0.5 million note receivable. The consideration received in the sale approximated the net book value of the assets sold, resulting in no material gain or loss.

      In addition to funds used to finance acquisitions, capital expenditures by the Company during 1995 totaled approximately $32.7 million. During 1995, capital expenditures included approximately $16 million relating to the acquisition of a land rig deployed to Argentina, equipment additions to the three existing land rigs in Argentina and three deep drilling barge rigs.

      Ongoing routine capital expenditures for the next twelve months are budgeted at approximately $21.9 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and borrowings under lines of credit and other facilities.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                           PAGE
                                                                                           ----
      Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . .       25
      Consolidated Balance Sheets - December 31, 1995 and 1994  . . . . . . . . . . .       26
      Consolidated Statements of Income, for each of the three years in the
         period ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . .       27
      Consolidated Statements of Stockholders' Investment, for each of the three
         years in the period ended December 31, 1995  . . . . . . . . . . . . . . . .       28
      Consolidated Statements of Cash Flows, for each of the three years in
         the period ended December 31, 1995   . . . . . . . . . . . . . . . . . . . .       29
      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .       30
      Financial Statement Schedule:
         II. - Valuation and Qualifying Accounts and Allowances   . . . . . . . . . .       56

      All other schedules are omitted because they are not required or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Energy Ventures, Inc.

      We have audited the accompanying consolidated balance sheets of Energy Ventures, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy Ventures, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Financial Statement Schedule listed in Part II - Item 8 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The Financial Statement Schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP

Houston, Texas
February 26, 1996

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                                ----------------------
                                                                                 1995        1994
                                                                                ---------   ----------
ASSETS                                                                              (IN THOUSANDS)
CURRENT ASSETS:
    Cash and Cash Equivalents   . . . . . . . . . . . . . . . . . . . . .       $   4,517   $    3,144
    Accounts Receivable, Net of Allowance for Uncollectible Accounts of
       $615,000 in 1995 and $564,000 in 1994  . . . . . . . . . . . . . .         102,763       72,790
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         117,936       74,938
    Materials and Supplies  . . . . . . . . . . . . . . . . . . . . . . .          10,042        7,687
    Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,907        3,751
    Other Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .          10,409        2,493
                                                                                ---------   ----------
                                                                                  249,574      164,803
                                                                                ---------   ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Land, Buildings and Other Property  . . . . . . . . . . . . . . . . .          33,271       27,278
    Rigs, Machinery and Equipment   . . . . . . . . . . . . . . . . . . .         201,945      152,096
    Furniture and Vehicles  . . . . . . . . . . . . . . . . . . . . . . .          15,880       17,071
                                                                                ---------   ----------
                                                                                  251,096      196,445
    Less:  Accumulated Depreciation   . . . . . . . . . . . . . . . . . .          58,394       45,550
                                                                                ---------   ----------
                                                                                  192,702      150,895
                                                                                ---------   ----------
EXCESS OF COST OVER FAIR VALUE OF NET TANGIBLE ASSETS
    OF BUSINESSES ACQUIRED, NET   . . . . . . . . . . . . . . . . . . . .          37,398       15,606
OTHER ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,386       12,930
                                                                                ---------   ----------
                                                                                $ 491,060   $  344,234
                                                                                =========   ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Short-Term Borrowings, Primarily Under Revolving Lines of Credit  . .       $   4,826   $   17,265
    Current Maturities of Long-Term Debt  . . . . . . . . . . . . . . . .           5,894        3,189
    Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . .          53,703       30,741
    Accrued Salaries and Benefits   . . . . . . . . . . . . . . . . . . .           5,963        3,908
    Other Accrued Liabilities   . . . . . . . . . . . . . . . . . . . . .          26,730       15,362
                                                                                ---------   ----------
                                                                                   97,116       70,465
                                                                                ---------   ----------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         126,849      125,690
DEFERRED INCOME TAXES, NET  . . . . . . . . . . . . . . . . . . . . . . .          32,926       30,785
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,103        6,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
    Common Stock, $1 Par Value, Authorized 20,000,000 Shares, Issued
       18,522,183 Shares in 1995 and 12,754,249 Shares in 1994  . . . . .          18,522       12,754
    Capital in Excess of Par Value  . . . . . . . . . . . . . . . . . . .         157,953       55,142
    Retained Earnings   . . . . . . . . . . . . . . . . . . . . . . . . .          60,167       48,856
    Cumulative Foreign Currency Translation Adjustment  . . . . . . . . .          (6,915)      (4,536)
    Treasury Stock, at Cost   . . . . . . . . . . . . . . . . . . . . . .          (1,661)      (1,303)
                                                                                ---------   ----------
                                                                                  228,066      110,913
                                                                                ---------   ----------
                                                                                $ 491,060   $  344,234
                                                                                =========   ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                            YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                     1995            1994               1993
                                                                -------------    ------------       -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES    . . . . . . . . . . . . . . . . . . . . . . . .     $     351,587    $    248,537       $   246,017
                                                                -------------    ------------       -----------

COSTS AND EXPENSES:
    Cost of Sales   . . . . . . . . . . . . . . . . . . . .           262,293         181,137           181,742
    Selling, General and Administrative Attributable to
          Segments  . . . . . . . . . . . . . . . . . . . .            51,731          43,183            41,690
    Corporate General and Administrative  . . . . . . . . .             5,123           4,748             4,030
                                                                -------------    ------------       -----------
                                                                      319,147         229,068           227,462
                                                                -------------    ------------       -----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . .            32,440          19,469            18,555
                                                                -------------    ------------       -----------

OTHER INCOME (EXPENSE):
    Interest Income   . . . . . . . . . . . . . . . . . . .               118             210               366
    Interest Expense, Net   . . . . . . . . . . . . . . . .           (16,723)        (13,715)           (7,575)
    Other, Net  . . . . . . . . . . . . . . . . . . . . . .               556             484             1,465
                                                                -------------    ------------       -----------
                                                                      (16,049)        (13,021)           (5,744)
                                                                -------------    ------------       -----------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . .            16,391           6,448            12,811

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . .             5,080           1,806             4,864
                                                                -------------    ------------       -----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . .            11,311           4,642             7,947

DISCONTINUED OPERATION, NET OF TAXES  . . . . . . . . . . .                --              --            (2,057)
                                                                -------------    ------------       -----------

INCOME BEFORE EXTRAORDINARY CHARGE  . . . . . . . . . . . .            11,311           4,642             5,890

EXTRAORDINARY CHARGE, NET OF TAXES  . . . . . . . . . . . .                --          (3,784)               --
                                                                -------------    ------------       -----------

NET INCOME      . . . . . . . . . . . . . . . . . . . . . .     $      11,311    $        858       $     5,890
                                                                =============    ============       ===========

EARNINGS PER COMMON SHARE:
    Continuing Operations   . . . . . . . . . . . . . . . .     $         .77    $        .37       $       .66
    Discontinued Operation, Net of Taxes  . . . . . . . . .                --              --              (.17)
    Extraordinary Charge, Net of Taxes  . . . . . . . . . .                --            (.30)               --
                                                                -------------    ------------       -----------
    Net Income  . . . . . . . . . . . . . . . . . . . . . .     $         .77    $        .07       $       .49
                                                                =============    ============       ===========

    Weighted Average Common Shares Outstanding  . . . . . .            14,724          12,629            12,067
                                                                =============    ============       ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                                                 CUMULATIVE
                                                            CAPITAL                FOREIGN
                                       COMMON STOCK           IN                  CURRENCY     TREASURY STOCK       TOTAL
                                    ---------------------   EXCESS    RETAINED  TRANSLATION -----------------   STOCKHOLDERS'
                                       SHARES     $1 PAR    OF PAR    EARNINGS  ADJUSTMENT   SHARES    AMOUNT    INVESTMENT
                                    ----------   --------   --------  --------   ----------  -------   -------   ------------
                                                       (IN THOUSANDS EXCEPT NUMBER OF SHARES)
Balance at
   December 31, 1992  . . .         12,067,670   $ 12,068   $ 48,421  $ 42,108   $ (1,152)   (23,891)  $  (289)  $ 101,156
   Net Income . . . . . . .                 --         --         --     5,890         --         --        --       5,890
   Shares Issued in
      Connection with
      Acquisition . . . . .            206,849        207      1,826        --         --         --        --       2,033
  Options Exercised . . . .             41,237         41        195        --         --         --        --         236
  Purchase of Treasury
      Stock, at Cost, for
      Executive Deferred
      Compensation Plan . .                 --         --         --        --         --    (41,084)     (620)       (620)
  Foreign Currency
      Translation
      Adjustment  . . . . .                 --         --         --        --       (959)        --        --        (959)
                                    ----------   --------   --------  --------   --------    -------   -------   ---------
Balance at
   December 31, 1993  . . .         12,315,756     12,316     50,442    47,998     (2,111)   (64,975)     (909)    107,736
Net Income  . . . . . . . .                 --         --         --       858         --         --        --         858
Shares Issued in
  Connection with
  Acquisition . . . . . . .            433,333        433      4,692        --          --        --        --       5,125
Options Exercised . . . . .              5,160          5          8        --          --        --        --          13
Purchase of Treasury
  Stock, at Cost, for
  Executive Deferred
  Compensation Plan . . . .                 --         --         --        --          --   (29,234)     (394)       (394)
Foreign Currency
  Translation
  Adjustment  . . . . . . .                 --         --         --        --     (2,425)        --        --      (2,425)
                                    ----------   --------   --------  --------   --------    -------   -------   ---------
Balance at
December 31,1994  . . . . .         12,754,249     12,754     55,142    48,856     (4,536)   (94,209)   (1,303)    110,913
Net Income  . . . . . . . .                 --         --         --    11,311          --        --        --      11,311
Shares Issued
  Connection with
  Acquisition . . . . . . .          2,255,198      2,255     33,020        --          --        --        --      35,275
Options Exercised . . . . .             62,736         63        593        --          --        --        --         656
Issuance of Common
  Stock . . . . . . . . . .          3,450,000      3,450     69,198        --          --        --        --      72,648
Purchase of Treasury
  Stock, at Cost, for
  Executive Deferred
  Compensation Plan . . . .                 --         --         --        --          --   (19,392)     (358)       (358)
Foreign Currency
  Translation
  Adjustment  . . . . . . .                 --         --         --        --     (2,379)        --        --      (2,379)
                                    ----------   --------   --------  --------   --------    -------   -------   ---------
Balance at
  December 31, 1995 . . . .         18,522,183  $  18,522   $157,953  $ 60,167   $ (6,915)  (113,601)  $(1,661)  $ 228,066
                                    ==========   ========   ========  ========   ========    =======   =======   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                             1995         1994        1993
                                                                           --------     --------    -------
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 11,311     $    858    $ 5,890
    Adjustments to Reconcile Net Income to Net Cash Provided
      (Used) by Operations:
      Depreciation and Amortization   . . . . . . . . . . . . . . .          20,824       14,268     12,281
      Deferred Income Tax Provision (Benefit) from Continuing
         Operations   . . . . . . . . . . . . . . . . . . . . . . .           1,980       (1,052)        96
      Extraordinary Charge on Prepayment of Debt, Net   . . . . . .              --        3,784         --
      Insurance Settlement, Net   . . . . . . . . . . . . . . . . .              --       23,000         --
      Gain on Sale of Business and Disposal of Assets   . . . . . .          (1,424)        (100)    (1,962)
      Provision for Uncollectible Accounts Receivable   . . . . . .             492          158        204
      Decrease to Carrying Value of Accounts Receivable   . . . . .              --           --        369
      Change in Assets and Liabilities, Net of Effects of Businesses
         Acquired:
         Accounts Receivable  . . . . . . . . . . . . . . . . . . .         (21,068)     (19,718)    (1,608)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . .         (34,271)      (6,686)   (24,283)
         Prepaid Expenses and Other . . . . . . . . . . . . . . . .         (10,832)      (1,126)       149
         Accounts Payable . . . . . . . . . . . . . . . . . . . . .          18,018       (9,178)     9,926
         Accrued Salaries and Benefits and Other  . . . . . . . . .          (6,899)      (5,234)       156
         Other Assets . . . . . . . . . . . . . . . . . . . . . . .            (561)      (6,013)    (8,432)
         Other Liabilities, Net . . . . . . . . . . . . . . . . . .             558        2,281      1,637
                                                                           --------     --------    -------
            Net Cash Used by Operations . . . . . . . . . . . . . .         (21,872)      (4,758)    (5,577)
                                                                           --------     --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Business  . . . . . . . . . . . . . . . .              --           --      3,500
    Proceeds from Sale of Assets  . . . . . . . . . . . . . . . . .           3,369        3,131        754
    Acquisition of Businesses, Net of Cash Acquired   . . . . . . .          (8,105)     (17,076)      (933)
    Capital Expenditures for Property, Plant and Equipment  . . . .         (32,690)     (19,607)   (14,885)
                                                                           --------     --------    -------
       Net Cash Used by Investing Activities  . . . . . . . . . . .         (37,426)     (33,552)   (11,564)
                                                                           --------     --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock, Net   . . . . . . . . . . . . . . . .          72,648           --         --
    Proceeds from Issuance of Long-Term Debt  . . . . . . . . . . .              --      120,000         --
    Penalty on Early Retirement of Debt   . . . . . . . . . . . . .              --       (4,872)        --
    Debt Issuance Costs   . . . . . . . . . . . . . . . . . . . . .              --       (4,155)        --
    Borrowings (Repayments) Under Revolving Lines of Credit, Net  .         (12,439)     (28,940)    21,590
    Borrowings of Term Debt   . . . . . . . . . . . . . . . . . . .           4,536        2,284      3,571
    Repayments on Term Debt   . . . . . . . . . . . . . . . . . . .          (4,453)     (46,981)    (6,409)
    Stock Options Exercised, Purchase of Treasury Stock and
      Other, Net  . . . . . . . . . . . . . . . . . . . . . . . . .             298         (381)      (384)
                                                                           --------     --------    -------
      Net Cash Provided by Financing Activities   . . . . . . . . .          60,590       36,955     18,368
                                                                           --------     --------    -------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH  . . . . . . . . . . . . .              81         (300)      (468)
                                                                           --------     --------    -------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . . .           1,373       (1,655)       759
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . .           3,144        4,799      4,040
                                                                           --------     --------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . .        $  4,517     $  3,144    $ 4,799
                                                                           ========     ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Energy Ventures, Inc. and all majority-owned subsidiaries and partnerships (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

    NATURE OF OPERATIONS

      The Company is an international manufacturer and supplier of oilfield equipment and contract drilling services. The Company operates through two business segments: oilfield equipment and contract drilling. The oilfield equipment segment manufactures high performance tubulars and a complete line of artificial lift equipment as well as completion tools. The Company's contract drilling rig fleet consists primarily of barge rigs used by major and large independent oil and gas companies for the exploration and development of natural gas primarily in the U.S. Gulf Coast area. The Company's tubular products and contract drilling operating divisions provide products and services used primarily for natural gas exploration and production. The artificial lift and completion tool product lines are tied to the maturation of oil producing formations.

    INVENTORIES

      Inventories are valued using the first-in, first-out (FIFO) method and are stated at the lower of cost or market.

    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is carried at cost. Depreciation of domestic property, plant and equipment is provided using the straight-line method over the estimated useful lives for the respective categories. The useful lives of the major classes of property, plant and equipment are as follows:

                                                                             LIFE
                                                                         ------------
             Buildings  . . . . . . . . . . . . . . . . . . . . . . .   15 - 40 years
             Rigs, machinery and equipment  . . . . . . . . . . . . .    5 - 20 years
             Furniture and vehicles . . . . . . . . . . . . . . . .      3 -  7 years

      Due to differences between the international and U.S. rig contracting markets, depreciation on international drilling rigs and related equipment is provided using the units-of-production method. Under the units-of-production method, depreciation is based on the utilization of the drilling rigs with a minimum provision when the rigs are idle.

      Interest costs related to major capital projects are capitalized as a component of construction costs. Interest costs capitalized were $266,000, $247,000 and $574,000 in 1995, 1994 and 1993, respectively. Maintenance and repairs are expensed as incurred. The costs of renewals, replacements and betterments are capitalized.

    INTANGIBLE ASSETS AND AMORTIZATION

      The excess of cost over the fair value of net tangible assets of businesses acquired is being amortized on a straight-line basis over the lesser of expected useful lives or 40 years. Other intangible assets, included in other assets, are amortized over the years expected to be benefited. Amortization expense for goodwill and other intangible assets was $2,781,000, $996,000 and $1,578,000 for 1995, 1994 and 1993, respectively. Accumulated amortization of goodwill at December 31, 1995 and 1994 was $1,979,000 and $1,553,000, respectively.

    FOREIGN CURRENCY TRANSLATION

      Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

included as a separate component of Stockholders' Investment. Currency transaction gains and losses are reflected in income for the period. The Company's Nigerian operations are in a "highly inflationary" economy and use the U.S. dollar as the functional currency. Accordingly, the gains or losses resulting from balance sheet translation are reflected in income for the period.

    INCOME TAXES

      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109 ("SFAS No. 109"). The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated financial position or results of operations. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    WEIGHTED AVERAGE SHARES

      Earnings per share has been computed based on the weighted average number of common shares outstanding during the respective periods. Stock options outstanding are excluded from the weighted average number of shares since the dilutive effect is not material.

    USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PLANNED ACCOUNTING CHANGES

      As of January 1, 1996, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" will be effective for the Company. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets and how to measure such impairment. Management believes that the adoption of SFAS No. 121 will not have a significant effect on the Company's consolidated financial position or results of operations.

      As of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation", will be effective for the Company. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for such plans.

    RECLASSIFICATIONS

      Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1995 classifications.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

      For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

2.  SUPPLEMENTAL CASH FLOW INFORMATION-(CONTINUED)

      Cash paid during the years ended December 31, 1995, 1994, and 1993 for interest (net of amounts capitalized) and income taxes (net of refunds) was as follows:

                                                                        1995       1994        1993
                                                                      --------    --------    -------
                                                                              (IN THOUSANDS)
             Interest paid, net of amounts capitalized  . . . . .     $ 15,851     $13,487     $ 7,144
             Income taxes paid, net of refunds  . . . . . . . . .     $  3,088     $ 1,903     $(1,818)


      Refer to Note 4 for additional information concerning noncash investing and financing activities.

3.  INVENTORIES

      Inventories by category are as follows:

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                       1995          1994
                                                                     ---------    ---------
                                                                          (IN THOUSANDS)

             Raw materials and components . . . . . . . . . . . .    $  61,578     $ 34,759
             Work in process  . . . . . . . . . . . . . . . . . .       17,167       12,861
             Finished goods . . . . . . . . . . . . . . . . . . .       39,191       27,318
                                                                        ------       ------
                                                                     $ 117,936     $ 74,938
                                                                     =========     ========

         Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

4.  ACQUISITIONS AND DISPOSITIONS

      In December 1995, the Company made a strategic decision to dispose of its Highland store distribution system in the United States which has been a part of the artificial lift and completion tool equipment division. This decision reflected the Company's desire to focus its efforts on manufacturing and to eliminate the substantial cost associated with serving as a distributor in the United States market. Early in 1996, the Company completed the sale of its store distribution system in the United States to Continental Emsco Company for approximately $7.5 million. The Company received $3 million in cash, a $4 million vendor credit with Continental Emsco Company for future equipment needs by the Company and a $0.5 million note receivable. The consideration received in the sale approximated the net book value of the assets sold, resulting in no material gain or loss.

      In July 1995, the Company acquired Engemaq S.A., a Brazilian completion tool business, for $4 million.

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

      The allocations of the purchase price to the fair market values of the net assets acquired in the 1995 acquisitions are based on preliminary estimate of fair market value and may be revised when additional information concerning asset and liability valuations is obtained.

      On September 1, 1994, the Company completed the acquisition of the Fluid Packed(TM) pumps line of rod pumps, parts and accessories, and the sucker rod line from National-Oilwell for $13.5 million in cash. The acquired assets have been integrated into the Company's artificial lift and completion tool equipment division. Included in the acquisition are manufacturing facilities and equipment in Woodward, Oklahoma and Santa Teresa, New Mexico and product inventory.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

4.  ACQUISITIONS AND DISPOSITIONS-(CONTINUED)

      On July 29, 1994, the Company acquired a tubular finishing facility located in Bryan, Texas ("Bryan facility"). The Company exchanged Eastman Cherrington Environmental, Inc. ("Eastman Cherrington") including a cash payment of approximately $2 million for the Bryan facility. The acquired tubular finishing mill is a 160,000 square foot industrial facility located on 55 acres. The facility is being operated as part of the Company's Grant Prideco drill pipe and tubular products division. The recorded net book value of Eastman Cherrington, including operations to the date of disposition, approximated the appraised value of the Bryan facility. As a result, there was no material gain or loss realized on the exchange. See Note 5 for additional information on Eastman Cherrington.

      On February 9, 1994, the Company purchased all of the outstanding stock of AWI Drilling & Workover, Inc. ("AWI"), for a purchase price of $1.5 million cash, $5.0 million in notes payable and 433,333 shares of the Company's Common Stock, $1.00 par value. The assets of AWI consist primarily of 12 barge drilling rigs, eight of which were under charter to the Company at the time of acquisition. Charter fees incurred by the Company were approximately $2.5 million in 1993.

      In November 1993, the Company acquired Production Oil Tools, a manufacturer of downhole packers and completion systems, for approximately $2.2 million, comprised of cash and shares of the Company's Common Stock.

      On June 30, 1993, the Company acquired from Energy Service Company its International Tool & Supply procurement division ("Procurement Division") and tubular services division ("Tubular Services") for approximately $4.8 million consisting of cash, notes payable and other obligations. Tubular Services has a threading facility for oil country tubulars, specializing in premium tubulars with large diameters. Tubular Services was integrated into Grant Prideco. On December 30, 1993, the Company sold the Procurement Division, together with certain other assets of the Company. Proceeds from the sale were used to repay the remaining principal balance of notes payable incurred to finance the acquisitions.

      The acquisitions discussed above were accounted for using the purchase method of accounting, and their results of operations are included in the Consolidated Statements of Income from the respective dates of acquisition. The results of operations related to the acquisition of National-Oilwell's Fluid Packed pump product lines and the Bryan facility are not material, therefore, pro forma information is not presented.

      The following table presents selected unaudited consolidated financial information for the Company on a pro forma basis assuming the Prideco acquisition and the sale of the 3,450,000 shares of Common Stock had occurred on January 1, 1994. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1994, or that may be achieved in the future.

                                                               YEAR ENDED                 YEAR ENDED
                                                         DECEMBER 31, 1995          DECEMBER 31, 1994
                                                         -----------------          -----------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Revenues  . . . . . . . . . . . . . . . . . . .         $381,135                   $ 299,191
    Income before extraordinary charge  . . . . . .           15,064                       7,766
    Net income  . . . . . . . . . . . . . . . . . .           15,064                       3,982
    Earnings per share from continuing operations               0.82                        0.42
    Net income per share  . . . . . . . . . . . . .             0.82                        0.22

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

5.  DISCONTINUED OPERATIONS

      On July 29, 1994, the Company disposed of Eastman Cherrington, including a cash payment of approximately $2 million, in exchange for a tubular finishing facility located in Bryan, Texas. Revenues from the discontinued operation of Eastman Cherrington for 1994 and 1993 were $1.4 million and $3.3 million, respectively. The discontinued operation of Eastman Cherrington reflected a net loss of $797,000 and $2.1 million for 1994 and 1993, respectively. The recorded net book value of Eastman Cherrington, including operations to the date of disposition, approximated the appraised value of the Bryan facility.
As a result, there was no material gain or loss realized on the exchange.

      The results of operations for Eastman Cherrington are reflected in the accompanying Consolidated Statements of Income as "Discontinued Operations, Net of Taxes".

6.  SHORT-TERM BORROWINGS AND LINES OF CREDIT

      The Company's short-term borrowings at December 31, 1995 and 1994 consisted of the following:

                                                                                  1995            1994
                                                                               -----------      ----------
                                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
    Payable to banks under lines of credit, interest at prime to prime plus
      1 1/4% at December 31, 1995 and December 31, 1994; principal
      and interest payable on demand  . . . . . . . . . . . . . . . . . .       $  4,826          $17,265
    Weighted average interest rate on notes outstanding during
      the year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10.2%             8.8%
    Average borrowings during the year  . . . . . . . . . . . . . . . . .       $ 24,382          $22,026
    Maximum outstanding during the year   . . . . . . . . . . . . . . . .       $ 43,189          $48,310

      At December 31, 1995, the Company had in place various working capital lines of credit secured by the inventory and receivables of the Company's subsidiaries providing for borrowings up to $65.5 million subject to availability requirements. Borrowings under the Company's lines of credit are generally based on the lender's determination of the collateral value of the current assets securing the lines of credit. The Company and its subsidiaries are required to maintain various affirmative and negative covenants relating to working capital, earnings and net worth. The facilities also impose certain limitations on the use of funds by the Company and its subsidiaries for acquisitions and capital expenditures, the incurrence of additional indebtedness and other operational matters and certain prohibitions on the declaration or payment of dividends by the Company.

      At December 31, 1995, approximately $4.8 million had been borrowed under the revolving lines of credit and approximately $5.1 million had been used to support outstanding letters of credit. Additional borrowings of approximately $55.6 million were available based on collateral values at December 31, 1995.

7.  LONG-TERM DEBT

      The Company's long-term debt at December 31, 1995 and 1994 consisted of the following:

                                                                                  1995            1994
                                                                               ---------        ---------
                                                                                     (IN THOUSANDS)
    Senior Notes due in 2004, interest at 10.25%  . . . . . . . . . . .        $ 120,000        $ 120,000
    Capitalized lease obligations under various leases with various
      installment amounts   . . . . . . . . . . . . . . . . . . . . . .            5,073            4,530
    Other notes payable at various rates  . . . . . . . . . . . . . . .            7,670            4,349
                                                                               ---------        ---------
                                                                                 132,743          128,879
    Less:  current maturities of long-term debt   . . . . . . . . . . .            5,894            3,189
                                                                               ---------        ---------
                                                                               $ 126,849        $ 125,690
                                                                               =========        =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.  LONG-TERM DEBT-(CONTINUED)

      The following is a summary of scheduled debt maturities by year (in thousands):

            1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   5,894
            1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,094
            1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,464
            1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .              291
            2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .               --
            Thereafter  . . . . . . . . . . . . . . . . . . . . . . . .          120,000
                                                                               ---------
                                                                               $ 132,743
                                                                               =========

      On March 24, 1994, the Company sold pursuant to a private placement $120 million of 10.25% Senior Notes due 2004. In July 1994, substantially all of these notes were exchanged for a substantially identical series of 10.25% Senior Notes due 2004 with semi-annual interest payments in March and September. Both issues of Senior Notes were issued pursuant to the terms of an Indenture dated as of March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. See Note 17. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) incur certain additional indebtedness unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0, (ii) make dividends, distributions and certain other restricted payments, (iii) create certain liens, (iv) engage in certain transactions with its affiliates, (v) engage in sale and leaseback transactions, (vi) make certain asset dispositions and (vii) merge or consolidate with, or transfer all or substantially all of its assets to another person. The Indenture also limits the ability of the Company and certain of its subsidiaries to issue preferred stock and creates restrictions on the ability of certain of its subsidiaries to pay dividends and make other distributions. As of December 31, 1995, the Company was limited in the amount of dividends, distributions and other restricted payments that could be made by it to approximately $137 million.

      The carrying value of the $120 million Senior Notes approximates fair value as of December 31, 1994. At December 31, 1995, the fair value of the $120 million Senior Notes, using a rate currently available to the Company for similar debt, approximates $125 million.

      The placement of the $120 million Senior Notes provided the Company with $116 million in net proceeds that were used to prepay the $34 million 12.25% senior notes due 1997 and to repay substantially all of the Company's outstanding indebtedness other than the Senior Notes. The remaining funds were used for working capital and other general purposes. In connection with the early retirement, the Company incurred a first quarter extraordinary charge of approximately $3.8 million, net of taxes of approximately $1.9 million, or $0.30 per share. The extraordinary charge represented the difference between the reacquisition price and the net carrying value of the $34 million senior notes, including unamortized debt issuance costs.

      Accrued interest payable, which is included in Other Accrued Liabilities in the consolidated financial statements, was approximately $3.8 million and $3.7 million at December 31, 1995 and 1994, respectively.

8.  STOCKHOLDERS' INVESTMENT

    PUBLIC STOCK OFFERING

      Early in the fourth quarter 1995, the Company completed a public offering of 3,450,000 shares of its Common Stock ("Public Offering"). The net proceeds of this offering were approximately $72.6 million.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.    STOCKHOLDERS' INVESTMENT-(CONTINUED)

    STOCK OPTION PLANS

      In May 1981, the Company's stockholders approved the Company's Employee Stock Option Plan ("Option Plan"), a non- qualified stock option plan. The plan expired in May 1991. Under the Option Plan, options were provided to officers and key employees of the Company (including directors who are also key employees) and its subsidiaries to purchase up to an aggregate of 1,000,000 shares of Common Stock of the Company.

      In May 1991, the Company's stockholders approved the Company's Non-Employee Director Stock Option Plan ("Director Plan"), a non-qualified stock option plan. Under the Director Plan, options to purchase up to an aggregate of 500,000 shares of Common Stock of the Company may be granted to non-employee directors of the Company. Options to purchase 15,000 shares of Common Stock are automatically granted to each non-employee director on the
date of their initial election.   At December 31, 1995, 365,000 shares were
available for the granting of options.

      In May 1992, the Company's stockholders approved the Company's 1992 Employee Stock Option Plan ("ESO Plan"). Under the ESO Plan, options to purchase up to an aggregate of 600,000 shares of Common Stock of the Company may be granted to officers and key employees of the Company (including directors who are also key employees) and its subsidiaries. At December 31, 1995, 136,000 shares were available for granting of such options.

      Transactions under the above option plans are summarized as follows:

                                                                          NUMBER              OPTION
                                                                            OF              PRICE/RANGE
                                                                          SHARES             PER SHARE
                                                                         --------        ------------------
    Options outstanding, December 31, 1992  . . . . . . . . . . . .       653,300        $  2.69  -  $23.88
      Granted   . . . . . . . . . . . . . . . . . . . . . . . . . .        95,000          11.75  -   16.13
      Exercised   . . . . . . . . . . . . . . . . . . . . . . . . .       (41,237)          2.69  -   11.50
      Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . .       (40,000)         16.50  -   18.25
                                                                         --------
    Options outstanding, December 31, 1993  . . . . . . . . . . . .       667,063           2.69  -   23.88
      Granted   . . . . . . . . . . . . . . . . . . . . . . . . . .        52,000          13.75
      Exercised   . . . . . . . . . . . . . . . . . . . . . . . . .        (5,160)          2.69
      Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . .       (74,167)         11.50  -   18.25
                                                                         --------
    Options outstanding, December 31, 1994  . . . . . . . . . . . .       639,736           2.69  -   23.88
      Granted   . . . . . . . . . . . . . . . . . . . . . . . . . .       127,000          13.75  -   18.00
      Exercised   . . . . . . . . . . . . . . . . . . . . . . . . .       (62,736)          2.69  -   16.50
                                                                         --------
    Options outstanding, December 31, 1995  . . . . . . . . . . . .       704,000           9.38  -   23.88
                                                                         ========
    Options exercisable as of December 31, 1995   . . . . . . . . .       537,333           9.38  -   23.88
                                                                         ========

    PROFIT SHARING PLANS

      The Company and certain of its subsidiaries have adopted retirement plans which qualify under Section 401(k) of the Internal Revenue Code. The plans generally provide for 20% matching contributions by the Company, up to a maximum liability of 1.2% of each participating employee's annual compensation. The Company, under each plan, also has the right to make additional discretionary matching contributions. Total contributions by the Company under these plans were $306,000, $193,000 and $383,000 during 1995, 1994 and 1993, respectively.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    STOCKHOLDERS' INVESTMENT-(CONTINUED)

    EXECUTIVE DEFERRED COMPENSATION PLAN

      In May 1992, the Company's stockholders approved the Executive Deferred Compensation Stock Ownership Plan (the "EDC Plan"). Under the EDC Plan, a portion of the compensation for certain key employees of the Company and its subsidiaries, including officers and employee directors, can be deferred for payment after retirement or termination of employment.

      The Company has established a grantor trust to fund the benefits under the EDC Plan. The funds provided to such trust are invested by a trustee independent of the Company primarily in Common Stock of the Company which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the Common Stock held by the trust has been consolidated for accounting purposes and is included in the accompanying Consolidated Statements of Stockholders' Investment as "Treasury Stock, at Cost" and reflected as such on the Consolidated Balance Sheets. The compensation expense related to this plan was not significant for any of the three years in the period ended December 31, 1995.

9.  INCOME TAXES

      The domestic and foreign components of Income before Income Taxes from Continuing Operations consisted of the following:

                                                                          1995        1994        1993
                                                                        --------    --------    --------
                                                                                 (IN THOUSANDS)
    Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . .       $  7,865    $  1,162    $  6,155
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . .          8,526       5,286       6,656
                                                                        --------    --------    --------
                                                                        $ 16,391    $  6,448    $ 12,811
                                                                        ========    ========    ========

     Total income tax provision  (benefit) was recorded as follows:

                                                                          1995        1994        1993
                                                                        --------    --------    --------
                                                                                  (IN THOUSANDS)
    Income from Continuing Operations   . . . . . . . . . . . . .       $  5,080    $  1,806    $  4,864
    Discontinued Operations   . . . . . . . . . . . . . . . . . .             --          --      (1,185)
    Extraordinary Charge  . . . . . . . . . . . . . . . . . . . .             --      (1,949)         --
                                                                        --------    --------    --------
                                                                        $  5,080    $   (143)   $  3,679
                                                                        ========    ========    ========

      The Company's provision for income taxes of continuing operations for the three years ended December 31, 1995, consisted of:

                                                                          1995        1994        1993
                                                                        --------    --------    --------
                                                                                 (IN THOUSANDS)
    Current
      U.S. Federal  . . . . . . . . . . . . . . . . . . . . . . .       $    250    $    648    $  1,654
      Foreign   . . . . . . . . . . . . . . . . . . . . . . . . .          2,090       1,985       3,017
      State   . . . . . . . . . . . . . . . . . . . . . . . . . .            760         225          97
                                                                        --------    --------    --------
                                                                           3,100       2,858       4,768
                                                                        --------    --------    --------
    Deferred
      U.S. Federal  . . . . . . . . . . . . . . . . . . . . . . .           (184)     (1,229)       (454)
      Foreign   . . . . . . . . . . . . . . . . . . . . . . . . .          2,126         177         202
      State   . . . . . . . . . . . . . . . . . . . . . . . . . .             38          --         348
                                                                        --------    --------    --------
                                                                           1,980      (1,052)         96
                                                                        --------    --------    --------
                                                                        $  5,080    $  1,806    $  4,864
                                                                        ========    ========    ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  INCOME TAXES-(CONTINUED)

      The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income from continuing operations before income taxes for the three years ended December 31, 1995, in the accompanying Consolidated Statements of Income is analyzed below:

                                                                           1995      1994         1993
                                                                           ----      -----        ----
    Statutory federal income tax rate   . . . . . . . . . . . . .          35.0%      34.0%       34.0%
    Effect of state income tax, net   . . . . . . . . . . . . . .           3.4        2.3         2.3
    Effect of non-deductible expenses   . . . . . . . . . . . . .           2.2        3.7          .9
    Utilization of net operating loss carryforward  . . . . . . .          (5.4)     (15.5)         --
    Effect of foreign income tax, net   . . . . . . . . . . . . .            .3        (.1)        2.6
    Non-benefitable foreign losses  . . . . . . . . . . . . . . .            .9        6.2          --
    Realization of tax assets   . . . . . . . . . . . . . . . . .          (6.3)        --          --
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .            .9       (2.6)       (1.8)
                                                                           ----      -----        ----
                                                                           31.0%      28.0%       38.0%
                                                                           ====      =====        ====

    The deferred income tax provisions for income before income taxes for the three years ended December 31, 1995, primarily consisted of:

                                                                         1995         1994         1993
                                                                       --------     -------      ------
                                                                                 (IN THOUSANDS)
    Excess of tax over (under) financial deduction related
      to depreciation   . . . . . . . . . . . . . . . . . . . . .      $   (541)    $ 1,262      $1,082
    Excess of tax over (under) financial deductions for reserves          1,623       1,379        (155)
    Benefit provided on losses of subsidiaries not included in
      consolidated return   . . . . . . . . . . . . . . . . . . .            --          --        (477)
    Alternative minimum tax   . . . . . . . . . . . . . . . . . .           257        (660)       (461)
    Book accruals (reversals) not currently deductible  . . . . .         1,042        (775)       (368)
    State and foreign income taxes  . . . . . . . . . . . . . . .         2,164         177         549
    Utilization of net operating loss carryforward  . . . . . . .          (890)       (997)         --
    Foreign tax credits, net  . . . . . . . . . . . . . . . . . .          (414)     (1,281)         --
    Realization of tax assets   . . . . . . . . . . . . . . . . .        (1,025)         --          --
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .          (236)       (157)        (74)
                                                                       --------     -------      ------
                                                                       $  1,980     $(1,052)     $   96
                                                                       ========     =======      ======

      The components of the net deferred tax liability at December 31, 1995 and December 31, 1994, were as follows:

                                                                               DECEMBER 31,       DECEMBER 31,
                                                                                  1995                1994
                                                                                ---------          ---------
                                                                                       (IN THOUSANDS)
    Deferred tax assets:
      Net operating loss carryforwards  . . . . . . . . . . . . . . . .         $   5,839          $   5,433
      Alternative minimum tax credit carryforward   . . . . . . . . . .               864              1,121
      Book accruals/other   . . . . . . . . . . . . . . . . . . . . . .             8,458              2,927
      Foreign tax credit carryforwards  . . . . . . . . . . . . . . . .             5,973              3,074
      Valuation allowance   . . . . . . . . . . . . . . . . . . . . . .            (4,186)            (6,101)
                                                                                ---------          ---------
             Total deferred tax asset . . . . . . . . . . . . . . . . .            16,948              6,454
                                                                                ---------          ---------
    Deferred tax liabilities:
      COLEVE production payment   . . . . . . . . . . . . . . . . . . .           (14,907)           (14,224)
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .           (25,533)           (20,105)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (9,434)            (2,910)
                                                                                ---------          ---------
             Total deferred tax liability . . . . . . . . . . . . . . .           (49,874)           (37,239)
                                                                                ---------          ---------
    Net deferred tax liability  . . . . . . . . . . . . . . . . . . . .         $ (32,926)         $ (30,785)
                                                                                =========          =========



                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  INCOME TAXES-(CONTINUED)

      The amount of federal operating loss carryforwards for tax purposes generated by certain subsidiaries prior to their acquisition is $17,060,000, which includes $4,710,000 of federal operating loss carryforwards previously benefited for book purposes, and if not utilized will expire between 2001 and 2007. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. At December 31, 1995, the Company had $860,000 of alternative minimum tax credit carryforwards, which may be used indefinitely to reduce regular Federal income taxes. Additionally, at December 31, 1995, the Company, for U.S. Federal income tax purposes, had $760,000 of foreign tax credit carryforwards, expiring principally between 1996 and 1999. The realization of a portion of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the carryforward amounts. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      The Company has a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. The net change in the valuation allowance for the year ended December 31, 1995 was a decrease of $1,915,000. The net change principally relates to a reduction in the valuation allowance required for certain deferred tax assets which realization became certain during 1995.

  COLEVE TAX MATTER

    In August of 1994, the Company received a letter from the United States Internal Revenue Service ("IRS") proposing to increase the gain recognized by the Company upon the dissolution in October 1990 of a joint venture ("COLEVE") with Columbia Gas Development Corporation. In general, the IRS' proposal seeks payment of a tax liability of approximately $14.1 million plus accrued interest thereon, and includes $3.4 million of taxes relating to the proposed disallowance of certain interest deductions taken by the Company with respect to COLEVE that was the subject of a similar letter received by the Company in the fourth quarter of 1993. The tax liability with respect to these matters has been previously provided for as a deferred tax liability in the Company's consolidated financial statements. The Company disagrees with the IRS' position and is currently pursuing its rights of administrative review and appeal and intends to vigorously contest this matter. Although the resolution of these remaining issues could affect the timing of the payment of previously accrued tax liabilities and require the use of a portion of its available capital, the Company does not believe that the results of the audit or the ultimate resolution of the IRS' proposed adjustments will have a material impact on its consolidated results of operations or financial position.

10. DISPUTES, LITIGATION AND CONTINGENCIES

    LITIGATION AND OTHER DISPUTES

      The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes and pending litigation would not have a material adverse effect on the Company's consolidated financial position or its results of operations.

    INSURANCE

      The Company is partially self-insured for employee health insurance claims and for workers' compensation for certain of its employees. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. INSURANCE SETTLEMENT

      On September 30, 1994, the Company settled all of its claims with its insurance carriers with respect to the termination of its workover drilling contract with the National Iranian Oil Company ("NIOC"). Under the terms of the settlement with the Company's insurance carriers, the Company received a net cash payment of $23 million for reimbursement of certain operating costs incurred and amounts to be received in accordance with the terms of the workover drilling contract. The Company also retained all rights to any funds collected or recovered by the Company from NIOC and to the rigs and equipment deployed in Iran. The rigs and the related equipment were moved out of Iran by December 31, 1994.

    In 1994, the Company adjusted the carrying value of the receivables, rigs and equipment, and established reserves for demobilization, refurbishment and contract settlement costs, all of which totaled approximately $18 million. The insurance settlement which increased operating income by $4.8 million was reduced by operating losses of $2.6 million relating to the Iranian operations for 1994.

12. COMMITMENTS

    The Company is committed under various noncancelable operating leases which primarily relate to office space and equipment. Total lease expense incurred under noncancelable operating leases was approximately $5,124,000, $4,626,000 and $3,055,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

    Future minimum rental commitments under these operating leases are as follows (in thousands):

              1996  . . . . . . . . . . . . . . . . . . . . . . . .      $   4,367
              1997  . . . . . . . . . . . . . . . . . . . . . . . .          3,620
              1998  . . . . . . . . . . . . . . . . . . . . . . . .          3,161
              1999  . . . . . . . . . . . . . . . . . . . . . . . .          1,055
              2000  . . . . . . . . . . . . . . . . . . . . . . . .            542
              Thereafter  . . . . . . . . . . . . . . . . . . . . .          5,521
                                                                         ---------
                                                                         $  18,266
                                                                         =========

13. RELATED PARTY TRANSACTIONS

      The Company incurred legal fees of $594,000, $748,000, and $582,000 during 1995, 1994 and 1993, respectively, with a law firm in which a director of the Company is a partner.

      The Company paid approximately $4,037,000 in 1995 and $3,300,000 in 1994 in underwriting fees associated with the Public Offering and the private placement of the $120 million of 10.25% Senior Notes, respectively. The underwriting group for each of these transactions included Lehman Brothers, an affiliate of Lehman Brothers Holdings Inc., a major stockholder of the Company, as well as several other unrelated underwriters. The fee arrangements associated with these offerings were on terms standard in the underwriting industry.

14. SUBSEQUENT EVENT

      In January 1996, the Company entered into a long-term manufacturing and sales agreement with Oil Country Tubular, Ltd. ("OCTL"), an India-based manufacturer of drill pipe and premium tubulars. Manufacturing operations on behalf of the Company are expected to commence during the second quarter of 1996. In January 1996, under the terms of the agreement with OCTL, the Company made a one-time payment of $8 million for the exclusive right to have Grant Prideco's product manufactured at the facility.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. SEGMENT INFORMATION

    BUSINESS SEGMENTS

      The Company operates through two business segments: oilfield equipment and contract drilling. The oilfield equipment segment manufactures high performance tubulars and a complete line of artificial lift and completion tool equipment. The Company's tubular products are used primarily for natural gas exploration and production. The Company's contract drilling segment consists primarily of a fleet of barge rigs used by major and large independent oil and gas companies primarily for the exploration and development of natural gas in the U.S. Gulf Coast area. Internationally, the contract drilling segment is currently operating one barge rig in Nigeria, two platform rigs in Peru and four land rigs in Argentina.

      Financial information by industry segment for each of the three years ended December 31, 1995, is summarized below (in thousands). Identifiable assets included in the Corporate and Other column includes the elimination of intercompany transactions.

                                                                                    CORPORATE
                                                    OILFIELD        CONTRACT           AND
                                                   EQUIPMENT        DRILLING          OTHER          TOTAL
                                                   ----------       --------        ---------       ---------
    1995
      Sales to unaffiliated customers   . . .      $  271,675       $ 79,912        $      --       $351,587
      Operating income (loss)   . . . . . . .          23,091         14,475           (5,126)        32,440
      Identifiable assets   . . . . . . . . .         350,697        151,538          (11,175)       491,060
      Depreciation and amortization   . . . .          12,357          8,378               89         20,824
      Capital expenditures and acquisitions            33,217         22,898               18         56,133
    1994
      Sales to unaffiliated customers   . . .      $  185,285       $ 63,252        $      --       $248,537
      Operating income (loss)   . . . . . . .           8,226         15,831           (4,588)        19,469
      Identifiable assets   . . . . . . . . .         230,592        125,927          (12,285)       344,234
      Depreciation and amortization   . . . .           9,302          4,870               96         14,268
      Capital expenditures and acquisitions            32,533         33,938               91         66,562
    1993
      Sales to unaffiliated customers   . . .      $  171,638       $ 74,379        $      --       $246,017
      Operating income (loss)   . . . . . . .          10,788         11,797           (4,030)        18,555
      Identifiable assets   . . . . . . . . .         180,862         86,385            9,984        277,231
      Depreciation and amortization   . . . .           7,826          4,381               74         12,281
      Capital expenditures and acquisitions            13,119          4,468            2,091         19,678

   MAJOR CUSTOMERS AND CREDIT RISK

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

    In 1995, 1994 and 1993, there was no individual customer who accounted for 10% of consolidated revenues. With the exception of the contract drilling segment, whose foreign rigs typically operate under long-term contracts, the Company does not believe itself to be dependent to any material degree on any single customer.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. SEGMENT INFORMATION-(CONTINUED)

  FOREIGN OPERATIONS AND EXPORT SALES

    The Company's equipment and services are used in approximately 50 countries by U.S. customers operating abroad and by foreign customers. Sales of equipment and services outside the United States accounted for 38%, 36%, and 40% of total revenues in 1995, 1994 and 1993, respectively, based upon the ultimate destination in which equipment or services were sold, shipped or provided to the customer by the Company.

    Summarized financial information for the three years ended December 31, 1995, by geographic area is as follows:

                                     WESTERN HEMISPHERE                                  EASTERN HEMISPHERE
                                 ----------------------                             -----------------------
                                 UNITED STATES     OTHER MIDDLE EAST          OTHER    ELIMINATIONS     TOTAL
                                 ----------     -------     --------       --------    ------------   ---------
                                                           (IN THOUSANDS)
1995
  Operating revenues from
    unaffiliated customers       $  220,937     $61,293     $     --       $  9,921    $   (3,567)    $288,584
  Export sales to
    unaffiliated customers           63,003          --           --             --            --       63,003
                                 ----------     -------     --------       --------    ----------     --------
  Total revenues  . . . . .         283,940      61,293           --         9,921         (3,567)     351,587
  Operating income (loss)            17,518      13,733         (262)        2,148           (697)      32,440
  Identifiable assets   . .         359,696      88,772        4,295        38,297             --      491,060
1994
  Operating revenues from
    unaffiliated customers       $  162,344     $34,643     $  5,801       $ 5,329     $   (3,304)    $204,813
  Export sales to
    unaffiliated customers           43,724          --           --            --             --       43,724
                                 ----------     -------     --------       --------    ----------     --------
  Total revenues  . . . . .         206,068      34,643        5,801         5,329         (3,304)     248,537
  Operating income (loss)             9,511       7,194        3,219          (170)          (285)      19,469
  Identifiable assets   . .         263,192      41,413       12,866        26,763             --      344,234
1993
  Operating revenues from
    unaffiliated customers       $  150,729     $31,722     $  7,967       $ 4,675     $   (1,983)    $193,110
  Export sales to
    unaffiliated customers           52,847          --           --            --             60       52,907
                                 ----------     -------     --------       --------    ----------     --------
  Total revenues  . . . . .         203,576      31,722        7,967         4,675         (1,923)     246,017
  Operating income  . . . .           9,744       7,372          802           599             38       18,555
  Identifiable assets   . .         200,771      32,281       28,316        15,863             --      277,231

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tabulation sets forth unaudited quarterly financial data for 1995 and 1994.

                                                       1ST QTR.    2ND QTR.     3RD QTR.  4TH QTR.     TOTAL
                                                      ---------   --------     --------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995
  Revenues  . . . . . . . . . . . . . . . . . .       $  72,660   $ 79,747     $ 93,797   $ 105,383   $ 351,587
  Gross Profit  . . . . . . . . . . . . . . . .          19,504     20,096       24,256      25,438      89,294
  Income before Income Taxes  . . . . . . . . .           2,630      2,743        4,685       6,333      16,391
  Net Income  . . . . . . . . . . . . . . . . .           1,631      1,753        3,556       4,371      11,311
  Net Income Per Common Share   . . . . . . . .             .13        .14          .24         .24         .77 (1)
                                                                                                             --


                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)-(CONTINUED)

                                                      1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.    TOTAL
                                                      ---------   --------     --------   ---------   ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1994
  Revenues  . . . . . . . . . . . . . . . . . .       $  55,118   $ 50,566     $ 68,079   $  74,774   $ 248,537
  Gross Profit  . . . . . . . . . . . . . . . .          14,927     14,874       18,689      18,910      67,400
  Income before Income Taxes  . . . . . . . . .           1,336        195        2,698       2,219       6,448
  Income from Continuing Operations   . . . . .             855        127        1,679       1,981       4,642
  Extraordinary Charge, Net of Taxes  . . . . .          (3,784)        --           --          --      (3,784)
  Net Income (Loss)   . . . . . . . . . . . . .          (2,929)       127        1,679       1,981         858
  Net Income (Loss) Per Common Share:
    Continuing Operations   . . . . . . . . . .       $     .07   $    .01     $    .13   $     .16   $     .37
    Extraordinary Charge, Net of Taxes  . . . .           ( .30)        --           --          --        (.30)
                                                      ---------   --------     --------   ---------   ---------
    Net Income (Loss)   . . . . . . . . . . . .       $   ( .23)  $    .01     $    .13   $     .16   $     .07
                                                      =========   ========     ========   =========   =========

(1) Net Income Per Common Share for the year ended December 31, 1995, differs from the summation of the individual quarters within that year due to the impact of the Public Offering of Common Stock and shares issued in connection with the Prideco acquisition.

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    The $120 million Senior Notes which are described in Note 7 are unconditionally guaranteed on a joint and several basis, by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of December 31, 1995 and 1994, and the related condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 1995, have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                        NON-
                                              PARENT   GUARANTORS      GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           --------    ----------     ----------   -----------     ------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents   . . . .      $    532    $    2,985     $   1,000    $        --     $   4,517
  Other Current Assets  . . . . . . .         1,564       208,342        35,151             --       245,057
                                           --------    ----------     ---------    -----------     ---------
                                              2,096       211,327        36,151             --       249,574
                                           --------    ----------     ---------    -----------     ---------
PROPERTY, PLANT AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION  . . . . . . . . . . .           159       177,945        14,598             --       192,702

INTERCOMPANY AND INVESTMENT
  IN SUBSIDIARIES, NET  . . . . . . .       342,844     (169,154)        18,417       (192,107)           --

OTHER ASSETS  . . . . . . . . . . . .         4,969        47,079        (3,264)            --        48,784
                                           --------    ----------     ---------    -----------     ---------
                                           $350,068    $  267,197     $  65,902    $  (192,107)    $ 491,060
                                           ========    ==========     =========    ===========     =========


LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings   . . . . . .      $     --    $      795     $   4,031    $        --     $   4,826
  Current Maturities of Long-Term
     Debt   . . . . . . . . . . . . .            --         5,484           410             --         5,894
  Accounts Payable and Other Accrued
     Liabilities  . . . . . . . . . .         4,055        72,451         9,890             --        86,396
                                           --------    ----------     ---------    -----------     ---------
                                              4,055        78,730        14,331             --        97,116
                                           --------    ----------     ---------    -----------     ---------

LONG-TERM DEBT  . . . . . . . . . . .       120,000         6,262           587             --       126,849

OTHER LIABILITIES . . . . . . . . . .       (2,053)        22,394        18,688             --        39,029
                                           --------    ----------     ---------    -----------     ---------

STOCKHOLDERS' INVESTMENT  . . . . . .       228,066       159,811        32,296      (192,107)       228,066
                                           --------    ----------     ---------    -----------     ---------
                                           $350,068    $  267,197     $  65,902    $ (192,107)     $ 491,060
                                           ========    ==========     =========    ===========     =========


                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)


                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                         NON-
                                             PARENT    GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                           ---------   ----------     ----------     ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents   . . .        $     166   $    1,593     $    1,385     $       --     $  3,144
  Other Current Assets  . . . . . .            1,549      135,170         24,940             --      161,659
                                           ---------   ----------     ----------     ----------     --------
                                               1,715      136,763         26,325             --      164,803
                                           ---------   ----------     ----------     ----------     --------

PROPERTY, PLANT AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION  . . . . . . . . . .              230      140,024         10,641             --      150,895

INTERCOMPANY AND INVESTMENT
  IN SUBSIDIARIES, NET  . . . . . .          229,873     (134,749)        18,058       (113,182)          --

OTHER ASSETS  . . . . . . . . . . .            4,124       23,496            916             --       28,536
                                           ---------   ----------     ----------     ----------     --------
                                           $ 235,942   $  165,534     $   55,940     $ (113,182)    $344,234
                                           =========   ==========     ==========     ==========     ========


LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings   . . . . .        $      --   $   13,627     $    3,638     $       --     $ 17,265
  Current Maturities of Long-Term
    Debt  . . . . . . . . . . . . .               --        1,480          1,709             --        3,189
  Accounts Payable and Other Accrued
    Liabilities   . . . . . . . . .            5,291       37,748          6,972             --       50,011
                                           ---------   ----------     ----------     ----------     --------
                                               5,291       52,855         12,319             --       70,465
                                           ---------   ----------     ----------     ----------     --------

LONG-TERM DEBT  . . . . . . . . . .          120,062        4,605          1,023             --      125,690

OTHER  LIABILITIES  . . . . . . . .             (324)      21,829         15,661             --       37,166
                                           ---------   ----------     ----------     ----------     --------

STOCKHOLDERS' INVESTMENT  . . . . .          110,913       86,245         26,937       (113,182)     110,913
                                           ---------   ----------     ----------     ----------     --------
                                           $ 235,942   $  165,534     $   55,940     $ (113,182)    $344,234
                                           =========   ==========     ==========     ==========     ========



                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)




                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                         NON-
                                            PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                           --------    ----------     ----------     ------------   ------------
REVENUES  . . . . . . . . . . . . . .      $     --    $  289,246     $   62,341     $       --     $ 351,587

COSTS AND EXPENSES  . . . . . . . . .         5,123       264,111         49,913             --       319,147
                                           --------    ----------     ----------     ----------     ---------

OPERATING INCOME (LOSS) . . . . . . .        (5,123)       25,135         12,428             --        32,440
                                           --------    ----------     ----------     ----------     ---------

OTHER INCOME (EXPENSE)
   Interest Income (Expense), Net   .         2,539       (17,174)        (1,970)            --       (16,605)
   Equity in Subsidiaries, Net of
     Taxes  . . . . . . . . . . . . .        11,179            --             --        (11,179)           --
   Other, Net   . . . . . . . . . . .           360         1,317         (1,121)            --           556
                                           --------    ----------     ----------     ----------     ---------

INCOME BEFORE INCOME TAXES  . . . . .         8,955         9,278          9,337        (11,179)       16,391

PROVISION (BENEFIT) FOR INCOME TAXES         (2,356)        4,046          3,390             --         5,080
                                           --------    ----------     ----------     ----------     ---------

NET INCOME  . . . . . . . . . . . . .      $ 11,311    $    5,232     $    5,947     $  (11,179)    $  11,311
                                           ========    ==========     ==========     ==========     =========




                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                          NON-
                                            PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                           --------    ----------     ----------     ------------  ------------
REVENUES  . . . . . . . . . . . . . .      $     --    $  211,052     $   37,485     $       --    $ 248,537

COSTS AND EXPENSES  . . . . . . . . .         4,775       190,924         33,369             --      229,068
                                           --------    ----------     ----------     ----------    ---------
OPERATING INCOME (LOSS)  . . . . . .         (4,775)       20,128          4,116             --       19,469
                                           --------    ----------     ----------     ----------    ---------

OTHER INCOME (EXPENSE)
    Interest Income (Expense), Net  .        (6,828)       (6,187)          (490)            --      (13,505)
    Equity in Subsidiaries, Net of
      Taxes   . . . . . . . . . . . .        11,343            --             --        (11,343)          --
    Other, Net  . . . . . . . . . . .            35           459            (10)            --          484
                                           --------    ----------     ----------     ----------    ---------

INCOME (LOSS) BEFORE INCOME TAXES . .          (225)       14,400          3,616        (11,343)       6,448

PROVISION (BENEFIT) FOR INCOME TAXES         (4,867)        4,558          2,115             --        1,806
                                           --------    ----------     ----------     ----------    ---------

INCOME FROM CONTINUING OPERATIONS . .         4,642         9,842          1,501        (11,343)       4,642

EXTRAORDINARY CHARGE, NET
  OF TAXES  . . . . . . . . . . . . .        (3,784)           --             --             --       (3,784)
                                           --------    ----------     ----------     ----------    ---------

NET INCOME  . . . . . . . . . . . . .      $    858    $    9,842     $    1,501     $  (11,343)   $     858
                                           ========    ==========     ==========     ==========    =========


                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                          NON-
                                            PARENT      GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                           --------    ----------      ----------     ------------   ------------
REVENUES  . . . . . . . . . . . . . .      $     --    $  205,278      $  40,739      $      --      $ 246,017

COSTS AND EXPENSES  . . . . . . . . .         4,226       186,863         36,373             --        227,462
                                           --------    ----------      ---------      ---------      ---------

OPERATING INCOME (LOSS) . . . . . . .        (4,226)       18,415          4,366             --         18,555
                                           --------    ----------      ---------      ---------      ---------

OTHER INCOME (EXPENSE)
  Interest Income (Expense), Net  . .        (2,334)       (4,980)           105             --         (7,209)

  Equity in Subsidiaries, Net  of
    Taxes   . . . . . . . . . . . . .        11,565            --             --        (11,565)            --
  Other, Net  . . . . . . . . . . . .         1,076           201            188             --          1,465
                                           --------    ----------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES . .         6,081        13,636          4,659        (11,565)        12,811


PROVISION (BENEFIT) FOR INCOME TAXES         (1,866)        5,213          1,517             --          4,864
                                           --------    ----------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS . .         7,947         8,423          3,142        (11,565)         7,947

DISCONTINUED OPERATIONS, NET
  OF TAXES  . . . . . . . . . . . . .        (2,057)           --             --             --         (2,057)
                                           --------    ----------      ---------      ---------      ---------

NET INCOME  . . . . . . . . . . . . .      $  5,890    $    8,423      $   3,142      $ (11,565)     $   5,890
                                           ========    ==========      =========      =========      =========



                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                             NON-
                                                PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                               --------    ----------     ----------     ------------   ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net Income . . . . . . . . . . . . . .        $ 11,311    $   5,232      $  5,947       $(11,179)       $ 11,311

    Equity in Earnings of
      Subsidiaries  . . . . . . . . . .         (11,179)          --            --         11,179              --
    Other Adjustments and Charges   . .          (3,808)     (39,633)       10,258             --         (33,183)
                                               --------    ---------      --------       ---------       --------
    Net Cash Provided (Used) by
      Operations  . . . . . . . . . . .          (3,676)     (34,401)       16,205             --         (21,872)
                                               --------    ---------      --------       ---------       --------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from Sale of Business and
    Assets  . . . . . . . . . . . . . .              --        2,880           489             --           3,369
  Acquisition of Businesses   . . . . .              --       (4,007)       (4,098)            --          (8,105)
  Capital Expenditures for Property, Plant
    and Equipment   . . . . . . . . . .             (19)     (28,689)       (3,982)            --         (32,690)
                                               --------    ---------      --------       ---------       --------
    Net Cash Used by Investing
      Activities  . . . . . . . . . . .             (19)     (29,816)       (7,591)            --         (37,426)
                                               --------    ---------      --------       ---------       --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Issuance of Common Stock  . . . . . .          73,304           --          (656)            --          72,648
  Borrowings (Repayments) Under Revolving
    Lines of Credit, Net  . . . . . . .              --      (12,832)          393             --         (12,439)
  Borrowings Under Term Debt  . . . . .              --        3,848           688             --           4,536
  Repayment on Term Debt  . . . . . . .              --       (3,412)       (1,041)            --          (4,453)
  (Increase) Decrease in amounts Due to
    and from Subsidiaries, Net  . . . .         (68,885)      78,005        (9,120)            --              --
  Other, Net  . . . . . . . . . . . . .            (358)          --           656             --             298
                                               --------    ---------      --------       ---------       --------
      Net Cash Provided (Used) by Financing
      Activities  . . . . . . . . . . .           4,061       65,609        (9,080)            --          60,590
                                               --------    ---------      --------       ---------       --------

Effect of Translation Adjustment on Cash             --           --            81             --              81
                                               --------    ---------      --------       ---------       --------

Net Increase (Decrease) in Cash and Cash
  Equivalents   . . . . . . . . . . . .             366        1,392          (385)            --           1,373

Cash and Cash Equivalents at Beginning
  of Year   . . . . . . . . . . . . . .             166        1,593         1,385             --           3,144
                                               --------    ---------      --------       ---------       --------

Cash and Cash Equivalents at End
  of Year   . . . . . . . . . . . . . .        $    532    $   2,985      $  1,000       $     --      $    4,517
                                               ========    =========      ========       =========       ========


                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                             NON-
                                               PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                              --------    -----------    ----------     ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
     Net Income   . . . . . . . . . . .       $    858    $    9,842     $    1,501     $  (11,343)    $      858
   Insurance Settlement, Net  . . . . .             --        23,000             --             --         23,000
   Equity in Earnings of Subsidiaries          (11,343)           --             --         11,343             --
   Other Adjustments and Changes  . . .         11,329       (37,044)        (2,901)            --        (28,616)
                                              --------    ----------     ----------     ----------     ----------
    Net Cash Provided (Used) by
     Operations   . . . . . . . . . . .            844        (4,202)        (1,400)            --         (4,758)
                                              --------    ----------     ----------     ----------     ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Proceeds from Sale of Business and Assets        --         3,103             28             --          3,131
   Acquisition of Businesses  . . . . .             --       (17,076)            --             --        (17,076)
   Capital Expenditures for Property, Plant
    and Equipment   . . . . . . . . . .            (91)      (16,441)        (3,075)            --        (19,607)
                                              --------    ----------     ----------     ----------     ----------
    Net Cash Used by Investing Activities          (91)      (30,414)        (3,047)            --        (33,552)
                                              --------    ----------     ----------     ----------     ----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from Issuance of Long-Term Debt    120,000            --             --             --        120,000
   Short-Term Borrowings, Net   . . . .             --       (27,894)        (1,046)            --        (28,940)
   Repayments on Term Debt, Net   . . .        (34,442)       (8,188)        (2,067)            --        (44,697)
   (Increase) Decrease in amounts Due to and
    from Subsidiaries, Net  . . . . . .        (78,181)       70,091          8,090             --             --
   Other, Net   . . . . . . . . . . . .         (9,408)           --             --             --         (9,408)
                                              --------    ----------     ----------     ----------     ----------
    Net Cash Provided (Used) by Financing
    Activities  . . . . . . . . . . . .         (2,031)       34,009          4,977             --         36,955
                                              --------    ----------     ----------     ----------     ----------

Effect of Translation Adjustment on
  Cash  . . . . . . . . . . . . . . .               --            --           (300)            --           (300)
                                              --------    ----------     ----------     ----------     ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents   . . . . . . . . . . . .         (1,278)         (607)           230             --         (1,655)

Cash and Cash Equivalents at Beginning
  of Year   . . . . . . . . . . . . .            1,444         2,200          1,155             --          4,799
                                              --------    ----------     ----------     ----------     ----------

Cash and Cash Equivalents at End of
  Year  . . . . . . . . . . . . . . .         $    166    $    1,593     $    1,385     $       --     $    3,144
                                              ========    ==========     ==========     ==========     ==========


                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                         NON-
                                            PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                           --------    ----------     ----------     ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net Income  . . . . . . . . . . .      $  5,890    $    8,423     $   3,142      $ (11,565)     $    5,890
    Equity in Earnings of
      Subsidiaries  . . . . . . . . .       (11,565)           --            --         11,565              --
    Other Adjustments and Changes   .        (1,780)       (1,037)      (12,202)         3,552         (11,467)
                                           --------    ----------     ---------      ---------      ----------
      Net Cash Provided (Used) by
        Operations  . . . . . . . . .        (7,455)        7,386        (9,060)         3,552          (5,577)
                                           --------    ----------     ---------      ---------      ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from Sale of Business and
    Assets  . . . . . . . . . . . . .         3,500           447           307             --           4,254
  Acquisition of Businesses   . . . .          (633)           51          (351)            --            (933)
  Capital Expenditures for Property,
    Plant and Equipment   . . . . . .            --        (9,615)       (5,270)            --         (14,885)
                                           --------    ----------     ---------      ---------      ----------
    Net Cash Provided (Used) by
      Investing Activities  . . . . .         2,867        (9,117)       (5,314)            --         (11,564)
                                           --------    ----------     ---------      ---------      ----------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
  Short-Term Borrowings, Net  . . . .            --        17,283         4,307             --          21,590
  (Repayments)/Borrowings of Term Debt       (3,801)       (1,795)        2,758             --          (2,838)
  (Increase) Decrease in Amounts Due
    to and from Subsidiaries, Net   .         9,434       (14,344)        8,462         (3,552)             --
  Other, Net  . . . . . . . . . . . .          (384)           --            --             --            (384)
                                           --------    ----------     ---------      ---------      ----------
    Net Cash Provided by Financing
      Activities  . . . . . . . . . .         5,249         1,144        15,527         (3,552)         18,368
                                           --------    ----------     ---------      ---------      ----------

Effect of Translation Adjustment on
  Cash  . . . . . . . . . . . . . . .            --            --          (468)            --            (468)
                                           --------    ----------     ---------      ---------      ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents   . . . . . . . . . . .           661          (587)          685             --             759

Cash and Cash Equivalents at Beginning
  of Year   . . . . . . . . . . . . .           783         2,787           470             --           4,040
                                           --------    ----------     ---------      ---------      ----------

Cash and Cash Equivalents at End
  of Year   . . . . . . . . . . . . .      $  1,444    $    2,200     $   1,155     $       --   $       4,799
                                           ========    ==========     =========      =========      ==========


                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

A.  SIGNIFICANT ACCOUNTING POLICIES

  Reclassifications

    Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1995 classifications.

  Elimination Entries

    Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B.  LONG-TERM DEBT

    The Company's summary of scheduled debt maturities by year, description of debt and other information is disclosed in Note 7.

C.  COLEVE TAX MATTER

    The Company received a letter from the IRS seeking payment of a tax liability of approximately $14.1 million plus accrued interest thereon with respect to COLEVE. See Note 9 for additional information regarding this tax matter.

D.  INSURANCE SETTLEMENT

    On September 30, 1994, the Company received net proceeds of $23 million from its insurance carriers as settlement for the termination of its workover drilling contract with NIOC. See Note 11 for additional information regarding this settlement.

E.  OTHER

    Notes 1 through 16 should be read in conjunction with the Condensed Consolidating Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

  Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to

Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3), information on certain relationships and related transactions is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The following documents are filed as a part of this report or incorporated herein by reference:

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

   The consolidated financial statements and financial statement schedule of the Company are listed on the index on page 24.

REPORTS ON FORM 8-K

   The Company filed no reports on Form 8-K during the fourth quarter of 1995.

EXHIBITS

     3.1    -     Certificate of Incorporation of the Company, as amended
                  through May 22, 1991 (incorporated by reference to Exhibit
                  No. 4.1 to the Registration Statement on Form S-3;
                  Registration No. 33-40833).
     3.2    -     By-laws as amended (incorporated by reference to Exhibit No.
                  3.2 to Form 10-K, File 0-7265, filed March 1, 1994).
     4.1    -     Certificate of Incorporation of the Company, as amended
                  through May 22, 1991 (incorporated by reference to Exhibit
                  No. 4.1 to the Registration Statement on Form S-3;
                  Registration No. 33-40833).
     4.2    -     By-laws as amended (incorporated by reference to Exhibit No.
                  3.2 to Form 10-K, File 0-7265, filed March 1, 1994).
     4.3    -     Indenture dated March 15, 1994, among Energy Ventures, Inc., as Issuer, the Subsidiary Guarantors party thereto, as
                  Guarantors, and Chemical Bank, as Trustee (incorporated by reference to Form 8-K, File 0-7265, filed April 5, 1994).
     4.4    -     Specimen 10 1/4% Senior Note due 2004 of Energy Ventures,
                  Inc. (incorporated by reference to Form 8-K, File 0-7265,
                  filed April 5, 1994).
     4.5    -     First Supplemental Indenture by and among Energy Ventures,
                  Inc., Prideco and Chemical Bank, as trustee, dated June 30,
                  1995 (incorporated by reference to Exhibit No. 4.4 to the
                  Registration Statement on Form S-3; Registration No.
                  33-61933).
    10.1    -     Letter Agreement dated September 24, 1990, among ENGY, Inc.,
                  Columbia Gas Transmission Corporation, and COLEVE, a joint venture (incorporated by reference to Exhibit No. 10.32 to the Registration Statement on Form S-2; Registration No.
                  33-36653).
    10.2    -     Letter Agreement dated September 24, 1990, between ENGY, Inc.
                  and Columbia Gas Transmission Corporation (incorporated by reference to Exhibit No. 10.33 to the Registration Statement on Form S-2; Registration No. 33-36653).
    10.3    -     Purchase and Sale Agreement between ENGY, Inc. and Columbia
                  Gas Development Corporation dated October 22, 1990 and
                  Exhibit A(1) thereto (incorporated by reference to Form 8-K,
                  File 0-7265, filed November 6, 1990).
    10.4    -     COLEVE Termination Agreement between Columbia Gas Development
                  Corporation, ENGY, Inc. and Energy Ventures, Inc. dated
                  October 22, 1990 (incorporated by reference to Form 8-K, File
                  0-7265, filed November 6, 1990).
    10.5    -     Dismissal Agreement between Columbia Gas Development
                  Corporation, ENGY, Inc. and COLEVE dated October 22, 1990
                  (incorporated by reference to Form 8-K, File 0-7265, filed
                  November 6, 1990).
    10.6    -     Amended and Restated Loan and Security Agreement among
                  EVI-Highland Pump Company, Grant TFW Inc., and Mallard
                  Drilling, Inc. as Borrowers, Energy Ventures, Inc., as
                  Guarantor, and Transamerica Business Credit Corporation, as
                  Lender, dated October 13, 1992 (incorporated by reference to
                  Form 10-Q, File 0-7265, filed November 16, 1992).

     10.7   -     First Amendatory Agreement dated May 5, 1993 to Amended and
                  Restated Loan and Security Agreement dated October 13, 1992 by and among EVI-Highland Pump Company, Grant TFW Inc., and
                  Mallard Drilling, Inc., as Borrowers, Energy Ventures, Inc.,
                  as Guarantor, and Transamerica Business Credit Corporation,
                  as Lender (incorporated by reference to Form 10-K, File
                  0-7265, filed March 1, 1994).
     10.8   -     Second Amendatory Agreement dated August 12, 1993 to Amended and Restated Loan and Security Agreement dated October 13,
                  1992 by and among EVI-Highland Pump Company, Grant TFW Inc., and Mallard Drilling, Inc., as Borrowers, Energy Ventures,
                  Inc., as Guarantor, and Transamerica Business Credit
                  Corporation, as Lender (incorporated by reference to Form
                  10-Q, File 0-7265, filed November 3, 1993).
     10.9   -     Third Amendatory Agreement dated October 12, 1993 to Amended and Restated Loan and Security Agreement dated October 13,
                  1992 by and among EVI-Highland Pump Company, Grant TFW Inc., and Mallard Drilling, Inc., as Borrowers, Energy Ventures,
                  Inc., as Guarantor, and Transamerica Business Credit
                  Corporation, as Lender (incorporated by reference to Form
                  10-Q, File 0-7265, filed November 3, 1993).
     10.10  -     Fourth Amendatory Agreement dated February 21, 1994 to
                  Amended and Restated Loan and Security Agreement dated
                  October 13, 1992 by and among EVI-Highland Pump Company,
                  Grant TFW Inc., and Mallard Drilling, Inc., as Borrowers,
                  Energy Ventures, Inc., as Guarantor, and Transamerica
                  Business Credit Corporation, as Lender (incorporated by
                  reference to Form 10-Q, File 0-7265, filed May 11, 1994).
     10.11  -     Fifth Amendatory Agreement dated March 22, 1994 to Amended and Restated Loan and Security Agreement dated October 13,
                  1992 by and among EVI-Highland Pump Company, Grant TFW Inc., and Mallard Drilling, Inc., as Borrowers, Energy Ventures,
                  Inc., as Guarantor, and Transamerica Business Credit
                  Corporation, as Lender (incorporated by reference to Form
                  10-Q, File 0-7265, filed May 11, 1994).
     10.12  -     Letter Agreement dated May 5, 1994 to Amended and Restated
                  Loan and Security Agreement dated October 13, 1992 by and
                  among EVI-Highland Pump Company, Grant TFW Inc., and Mallard
                  Drilling, Inc., as Borrowers, Energy Ventures, Inc., as
                  Guarantor, and Transamerica Business Credit Corporation, as
                  Lender (incorporated by reference to Form 10-Q, File 0-7265, filed May 11, 1994).
   **10.13  -     Sixth Amendatory Agreement dated June 30, 1994, to Amended and Restated Loan and Security Agreement dated October 13,
                  1992 by and among EVI-Highland Pump Company, Grant TFW Inc.
                  and Mallard Bay Drilling, Inc., as Borrowers, Energy
                  Ventures, Inc., as Guarantor, and Transamerica Business
                  Credit Corporation, as Lender.
   **10.14  -     Seventh Amendatory Agreement dated May 18, 1995, to Amended and Restated Loan and Security Agreement dated October 13,
                  1992 by and among EVI-Highland Pump Company, Grant TFW Inc.
                  and Mallard Bay Drilling, Inc., as Borrowers, Energy
                  Ventures, Inc., as Guarantor, and Transamerica Business
                  Credit Corporation, as Lender.
   **10.15  -     Eighth Amendatory Agreement dated September 13, 1995, to
                  Amended and Restated Loan and Security Agreement dated
                  October 13, 1992 by and among EVI-Highland Pump Company,
                  Grant Prideco, Inc. and Mallard Bay Drilling, Inc., as
                  Borrowers, Energy Ventures, Inc., as Guarantor, and
                  Transamerica Business Credit Corporation, as Lender.
    *10.16  -     Executive Deferred Compensation Stock Ownership Plan and
                  related Trust Agreement (incorporated by reference to Form
                  10-Q, File 0-7265, filed November 16, 1992).
     10.17  -     First Amendment to Energy Ventures, Inc. Executive Deferred
                  Compensation Stock Ownership Plan dated June 28, 1993
                  (incorporated by reference to Exhibit No. 4.3 to the
                  Registration Statement on Form S-8; Registration No.
                  33-65790).
    *10.18  -     Non-Employee Director Deferred Compensation Plan
                  (incorporated by reference to Form 10-Q, File 0-7265, Filed
                  November 16, 1992).
    *10.19  -     1991 Non-Employee Director Stock Option Plan and Form of
                  Agreement (incorporated by reference to Form 10-Q, File
                  0-7265, filed August 8, 1991).
     10.20  -     1992 Employee Stock Option Plan and Form Agreement
                  (incorporated by reference to Exhibit No. 4.3 to the
                  Registration Statement on Form S-8; Registration No.
                  33-31662).
    *10.21  -     Energy Ventures, Inc. Employees Stock Option Plan
                  (incorporated by reference to Exhibit No. 4.1 to the
                  Registration Statement on Form S-8; Registration No.
                  33-31662).
    *10.22  -     Form of Stock Option Agreement under the Company's Employees'
                  Stock Option Plan (incorporated by reference to Exhibit No.
                  4.2 to the Registration Statement on Form S-8; Registration
                  No. 33-31662).
    *10.23  -     Amended and Restated Non-Employee Director Stock Option Plan
                  (incorporated by reference to Form 10-Q, File 0-7265, filed
                  August 12, 1995).

   10.24    -     Amended and Restated Promissory Note Agreement dated
                  September 29, 1993 between Energy Ventures, Inc., as Maker, and ENSCO Tool and Supply Company, as Payee (incorporated by reference to Form 10-Q, filed November 3, 1993).
   10.25    -     Term Loan Agreement dated December 17, 1992 between Energy
                  Ventures Mid East, Inc., as Borrower, and Emirates Bank
                  International, Limited, as Lender (incorporated by reference to Form 10-Q, File 0-7265, filed November 3, 1993).
   10.26    -     Amendment to Term Loan Agreement dated December 17, 1992
                  between Energy Ventures Mid East, Inc., as Borrower, and
                  Emirates Bank International, Limited, as Lender, dated
                  September 2, 1993 (incorporated by reference to Form 10-Q,
                  File 0-7265, filed November 3, 1993).
   10.27    -     Agreement and Plan of Merger dated November 10, 1993, by and among Production Oil Tools, Energy Ventures, Inc., and
                  Production Oil Tools Acquisition Co., (incorporated by
                  reference to Form 10-K, File 0-7265, filed March 1, 1994).
   10.28    -     Lease Agreement dated September 30, 1993, among T.F. de
                  Mexico, S.A. de C.V. as Lessor, Grant T.F. de Mexico, S.A. de
                  C.V., as Lessee, Energy Ventures, Inc. as Guarantor, and
                  Revemex, S.A. de C.V. as Owner of subleased assets
                  (incorporated by reference to Form 10-K, File 0-7265, filed
                  March 1, 1994).
   10.29    -     Stock Purchase Agreement dated February 9, 1994, between
                  Energy Ventures, Inc. and Shareholders of AWI Drilling &
                  Workover, Inc. (incorporated by reference to Form 8-K, File
                  0-7265, filed February 23, 1994).
   10.30    -     Registration Rights Agreement dated March 24, 1994, among
                  Energy Ventures, Inc., the Subsidiary Guarantors party
                  thereto, Lehman Brothers, Inc. and Kidder, Peabody & Co.
                  Incorporated (incorporated by reference to Form 8-K, File
                  0-7265, filed April 5, 1994).
   10.31    -     Registration Rights Agreement dated March 24, 1994, between
                  Energy Ventures, Inc. and Lehman Brothers Inc. (incorporated by reference to Form 8-K, File 0-7265, filed April 5, 1994).
   10.32    -     The Woodward, Oklahoma Lease agreements as amended
                  (incorporated by reference to Form 10-K, File 0-7265, filed
                  March 23, 1995).
   10.33    -     Agreement and Plan of Merger dated as of May 22, 1995, as
                  amended by Amendment No. 1 dated as of June 30, 1995, by and among Prideco, Inc., Christiana Companies, Inc., William
                  Chunn, Donald Morris, Sandra Hamilton, Energy Ventures, Inc.
                  and Grant Acquisition Company (incorporated by reference to
                  Exhibit No.  2.1 to Form 8-K, File 0-7265, filed July 12,
                  1995).
 **10.34    -     Manufacturing and Sales Agreement dated as of January 1,
                  1996, by and between Grant Prideco, S.A. and Oil Country
                  Tubular Limited.
 **21.1     -     Subsidiaries of Energy Ventures, Inc.
 **23.1     -     Consent of Arthur Andersen LLP.

 *Management Compensation or Incentive Plan
**Filed herewith

                  As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holder of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 ENERGY VENTURES, INC.


                                           BY:  /s/ BERNARD J. DUROC-DANNER
                                              ----------------------------------
                                                  BERNARD J. DUROC-DANNER
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)
                                                      AND DIRECTOR

Date:  March 19, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     Name                                   Title                                  Date
                     ----                                   -----                                  ----
BY: /s/   BERNARD J. DUROC-DANNER            President and Chief Executive Officer            March 19, 1996
----------------------------------               (Principal Executive Officer)
          BERNARD J. DUROC-DANNER                         and Director

BY: /s/       JAMES G. KILEY                  Vice President, Finance and Treasurer          March 19, 1996
   -----------------------------------            (Principal Financial Officer)
             JAMES G. KILEY

BY: /s/      FRANCES R. POWELL             Vice President, Accounting and Controller         March 19, 1996
   -----------------------------------            (Principal Accounting Officer)
             FRANCES R. POWELL

BY: /s/       DAVID J. BUTTERS                              Director                         March 19, 1996
   -----------------------------------               and Chairman of the Board
              DAVID J. BUTTERS


BY: /s/        URIEL E. DUTTON                              Director                         March 19, 1996
   -----------------------------------
               URIEL E. DUTTON


BY: /s/       ELIOT M. FRIED                                Director                         March, 19, 1996
   -----------------------------------
              ELIOT M. FRIED


BY: /s/       SHELDON S. GORDON                             Director                         March  19, 1996
   -----------------------------------
              SHELDON S. GORDON


BY: /s/       SHELDON B. LUBAR                              Director                         March 19, 1996
   -----------------------------------
              SHELDON B. LUBAR


BY: /s/      ROBERT B. MILLARD                              Director                         March 19, 1996
   -----------------------------------
             ROBERT B. MILLARD

BY: /s/      ROBERT A. RAYNE                                Director                         March 19, 1996
   -----------------------------------
             ROBERT A. RAYNE



                                  SCHEDULE II
                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995



===============================================================================================================
                                                                      ADDITIONS
                                                                -----------------------
                                                   BALANCE      CHARGED TO     CHARGED                  BALANCE
                                                  BEGINNING     COSTS AND      TO OTHER                  END OF
                   DESCRIPTION                    OF PERIOD      EXPENSES      ACCOUNTS    DEDUCTIONS    PERIOD
---------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
YEAR ENDED DECEMBER 31, 1995:
    Allowance for uncollectible accounts
      receivable  . . . . . . . . . . . . . .      $  564        $   492       $   92       $ (533)     $  615
YEAR ENDED DECEMBER 31, 1994:
    Allowance for uncollectible accounts
      receivable  . . . . . . . . . . . . . .      $  669        $   158       $   31       $  (294)    $  564
YEAR ENDED DECEMBER 31, 1993:
    Allowance for uncollectible accounts
      receivable  . . . . . . . . . . . . . .      $  559        $   204       $   37       $  (131)    $  669


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION                                        PAGE
------                                      -----------                                        ----
10.13    Sixth Amendatory Agreement dated June 30, 1994, to Amended and Restated Loan and
         Security Agreement dated October 13, 1992 by and among EVI-Highland Pump Company,
         Grant TFW Inc. and Mallard Bay Drilling, Inc., as Borrowers, Energy Ventures, Inc.,
         as Guarantor, and Transamerica Business Credit Corporation, as Lender.

10.14    Seventh Amendatory Agreement dated May 18, 1995, to Amended and Restated Loan and
         Security Agreement dated October 13, 1992 by and among EVI-Highland Pump Company,
         Grant TFW Inc. and Mallard Bay Drilling, Inc., as Borrowers, Energy Ventures, Inc.,
         as Guarantor, and Transamerica Business Credit Corporation, as Lender.

10.15    Eighth Amendatory Agreement dated September 13, 1995, to Amended and Restated Loan and Security Agreement dated October 13, 1992 by and among EVI-Highland Pump Company,
         Grant Prideco, Inc. and Mallard Bay Drilling, Inc., as Borrowers, Energy Ventures,
         Inc., as Guarantor, and Transamerica Business Credit Corporation, as Lender.

10.34    Manufacturing and Sales Agreement dated as of January 1, 1996, by and between Grant
         Prideco, S.A. and Oil Country Tubular Limited.

21.1     Subsidiaries of Energy Ventures, Inc.  . . . . . . . . . . . . . .

23.1     Consent of Arthur Andersen L.L.P . . . . . . . . . . . . . . . . .

