Form 10-Q
period 1996-03-31
ENERGY VENTURES INC /DE/
filed 1996-05-15
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 0-7265


                             ENERGY VENTURES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Delaware                                         04-2515019
- ------------------------------------                          --------------------
   (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                              Identification No.)

     5 Post Oak Park, Houston, Texas                               77027-3415
- ----------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                (713) 297-8400
              --------------------------------------------------
              (Registrant's telephone number, include area code)

                                     NONE
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  /X/      No  / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title of Class                           Outstanding at May 8, 1996
          --------------                           ---------------------------
Common Stock, $1.00 Par Value                             18,731,142

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              March 31,            December 31,
                                                                                1996                   1995
                                                                           ------------            -----------
                        ASSETS                                                        (in thousands)
CURRENT ASSETS:
     Cash and Cash Equivalents  . . . . . . . . . . . . . . . . . . . .    $       5,924        $       4,517
     Accounts Receivable, Net of Allowance for Uncollectible
         Accounts of $654,000 at March 31, 1996 and $615,000
         at December 31, 1995 . . . . . . . . . . . . . . . . . . . . .           98,450              102,763
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .          117,585              117,936
     Materials and Supplies   . . . . . . . . . . . . . . . . . . . . .           10,556               10,042
     Prepaid Expenses and Other   . . . . . . . . . . . . . . . . . . .           14,313               14,316
                                                                           -------------        -------------
                                                                                 246,828              249,574
                                                                           -------------        -------------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
     NET OF ACCUMULATED DEPRECIATION  . . . . . . . . . . . . . . . . .          192,988              192,702

EXCESS OF COST OVER FAIR VALUE OF NET TANGIBLE
     ASSETS OF BUSINESSES ACQUIRED, NET   . . . . . . . . . . . . . . .           37,419               37,398

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,660               11,386
                                                                           -------------        -------------
                                                                           $     495,895        $     491,060
                                                                           =============        =============

     LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-Term Borrowings, Primarily Under Revolving Lines
         of Credit  . . . . . . . . . . . . . . . . . . . . . . . . . .    $      20,772        $       4,826
     Current Maturities of Long-Term Debt   . . . . . . . . . . . . . .            4,125                5,894
     Accounts Payable   . . . . . . . . . . . . . . . . . . . . . . . .           50,828               53,703
     Other Accrued Liabilities  . . . . . . . . . . . . . . . . . . . .           23,740               32,693
                                                                           -------------        -------------
                                                                                  99,465               97,116
                                                                           -------------        -------------

LONG-TERM DEBT        . . . . . . . . . . . . . . . . . . . . . . . . .          124,838              126,849

DEFERRED INCOME TAXES, NET  . . . . . . . . . . . . . . . . . . . . . .           33,018               32,926

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,172                6,103

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
     Common Stock   . . . . . . . . . . . . . . . . . . . . . . . . . .           18,542               18,522
     Capital in Excess of Par Value   . . . . . . . . . . . . . . . . .          158,297              157,953
     Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . .           64,514               60,167
     Cumulative Foreign Currency Translation Adjustment   . . . . . . .           (7,047)              (6,915)
     Treasury Stock, at Cost  . . . . . . . . . . . . . . . . . . . . .           (1,904)              (1,661)
                                                                           -------------        -------------
                                                                                 232,402              228,066
                                                                           -------------        -------------
                                                                           $     495,895        $     491,060
                                                                           =============        =============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                     Three Months
                                                                                     Ended March 31,
                                                                                 -------------------
                                                                                1996              1995
                                                                              --------         ---------
                                                                                 (in thousands, except
                                                                                  per share amounts)
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 110,042        $  72,660
                                                                              ---------        ---------

COSTS AND EXPENSES:
    Cost of Sales   . . . . . . . . . . . . . . . . . . . . . . . . . .          83,540           53,156
    Selling, General and Administrative Attributable to Segments  . . .          14,368           11,594
    Corporate General and Administrative  . . . . . . . . . . . . . . .           1,364            1,256
                                                                              ---------        ---------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,770            6,654
                                                                              ---------        ---------

OTHER INCOME (EXPENSE):
     Interest Expense, Net  . . . . . . . . . . . . . . . . . . . . . .          (3,973)          (3,965)
     Other, Net   . . . . . . . . . . . . . . . . . . . . . . . . . . .            (111)             (59)
                                                                              ---------        ---------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .           6,686            2,630
PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .           2,339              999
                                                                              ---------        ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   4,347        $   1,631
                                                                              =========        =========
NET INCOME PER COMMON SHARE . . . . . . . . . . . . . . . . . . . . . .       $    0.24        $    0.13
                                                                              =========        =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . . . . . . . . .          18,421           12,659
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

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Three Months
                                                                                     Ended March 31,
                                                                                 -------------------
                                                                                1996              1995
                                                                              --------         ---------
                                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   4,347        $   1,631
     Adjustments to Reconcile Net Income to Net Cash
         Provided (Used) by Operations:
            Depreciation and Amortization . . . . . . . . . . . . . . .           6,180            4,463
            Deferred Income Tax Provision . . . . . . . . . . . . . . .              37              197
            Oil Country Tubular Ltd. Deposit  . . . . . . . . . . . . .          (8,000)              --
            Gain on Sale of Assets  . . . . . . . . . . . . . . . . . .             (38)             (19)
            Provision for Uncollectible Accounts Receivable . . . . . .             201               72
            Change in Operating Assets and Liabilities, Net of Effects
               of Business Acquired . . . . . . . . . . . . . . . . . .          (7,025)          (6,839)
                                                                              ---------        ---------
         Net Cash Used by Operating Activities  . . . . . . . . . . . .          (4,298)            (495)
                                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Business, Net of Cash Acquired  . . . . . . . . . .            (608)              --
     Capital Expenditures for Property, Plant and Equipment   . . . . .          (7,270)          (5,296)
     Other, Net   . . . . . . . . . . . . . . . . . . . . . . . . . . .             228              302
                                                                              ---------        ---------
         Net Cash Used by Investing Activities  . . . . . . . . . . . .          (7,650)          (4,994)
                                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings Under Revolving Lines of Credit, Net  . . . . . . . . .          15,946            4,781
     Repayments on Term Debt  . . . . . . . . . . . . . . . . . . . . .          (2,720)            (895)
     Other, Net   . . . . . . . . . . . . . . . . . . . . . . . . . . .             123              (38)
                                                                              ---------        ---------
         Net Cash Provided by Financing Activities  . . . . . . . . . .          13,349            3,848
                                                                              ---------        ---------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH  . . . . . . . . . . . . . . .               6             (193)
                                                                              ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,407           (1,834)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . .           4,517            3,144
                                                                              ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .       $   5,924        $   1,310
                                                                              =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest Paid, Net of Amounts Capitalized  . . . . . . . . . . . .       $   6,980        $   6,962
     Income Taxes Paid, Net of Refunds  . . . . . . . . . . . . . . . .       $     929        $     392


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  General

     The unaudited consolidated condensed financial statements included herein have been prepared by Energy Ventures, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

(2)  Inventories

     Inventories by category are as follows:

                                                         March 31,             December 31,
                                                           1996                   1995
                                                      ------------             ------------
                                                                  (in thousands)
              Raw materials and components  . . .      $    54,945               $  61,578
              Work in process . . . . . . . . . .           17,716                  17,167
              Finished goods  . . . . . . . . . .           44,924                  39,191
                                                       -----------               ---------
                                                       $   117,585               $ 117,936
                                                       ===========               =========

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

(3)  Acquisition

     On June 30, 1995, the Company acquired Prideco, Inc. ("Prideco") in a transaction which involved the issuance of approximately 2.25 million shares of Common Stock. The acquisition is expected to provide the Company with greater manufacturing and marketing efficiencies by allowing for a consolidation of overhead, reduced distribution and marketing costs and a rationalization of manufacturing operations. The allocation of the purchase price to the fair market value of the net assets acquired is based on the preliminary estimate of fair market value and may be revised when additional information concerning asset and liability valuations is obtained.

     The following table presents selected unaudited consolidated financial information for the Company on a pro forma basis assuming the Prideco acquisition had occurred on January 1, 1995. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1995, or that may be achieved in the future.

                                                                                  Quarter Ended
                                                                                 March 31, 1995
                                                                                ---------------
                                                                           (in thousands, except per
                                                                                    share amount)
              Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   86,881
              Net Income  . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,234
              Net Income Per Common Share . . . . . . . . . . . . . . . . .      $     0.15

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

(6)  Reclassifications

     Certain reclassifications of prior period balances have been made to conform such amounts to corresponding March 31, 1996 classifications.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


(7) Condensed Consolidating Financial Statements

    The $120 million Senior Notes which are described in Note 4 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of March 31, 1996 and December 31, 1995, and the related condensed consolidating statements of income and cash flows for the three month periods ended March 31, 1996 and 1995, have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 1996
                                 (IN THOUSANDS)

                                                                          NON-
                                             PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                            -------     ----------     ----------    ------------   ------------
- ------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents   . . . .      $      78   $    4,721     $    1,125     $       --     $  5,924
  Other Current Assets  . . . . . . .          1,567      200,452         38,885             --      240,904
                                           ---------   ----------     ----------     ----------     --------
                                               1,645      205,173         40,010             --      246,828
                                           ---------   ----------     ----------     ----------     --------
PROPERTY, PLANT AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION  . . . . . . . . . . .          1,068      176,094         15,826             --      192,988

INTERCOMPANY AND INVESTMENT
  IN SUBSIDIARIES, NET  . . . . . . .        342,884     (161,218)        16,682       (198,348)          --

OTHER ASSETS  . . . . . . . . . . . .          4,838       53,848         (2,607)            --       56,079
                                           ---------   ----------     ----------     ----------     --------
                                           $ 350,435   $  273,897     $   69,911     $ (198,348)    $495,895
                                           =========   ==========     ==========     ==========     ========

LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings   . . . . . .      $      --   $   16,946     $    3,826     $       --     $ 20,772
  Current Maturities of
    Long-Term Debt  . . . . . . . . .             --        3,916            209             --        4,125
  Accounts Payable and Other Accrued
    Liabilities   . . . . . . . . . .          2,291       61,864         10,413             --       74,568
                                           ---------   ----------     ----------     ----------     --------
                                               2,291       82,726         14,448             --       99,465
                                           ---------   ----------     ----------     ----------     --------
LONG-TERM DEBT  . . . . . . . . . . .        120,000        4,279            559             --      124,838

OTHER  LIABILITIES  . . . . . . . . .         (4,258)      23,530         19,918             --       39,190
                                           ---------   ----------     ----------     ----------     --------

STOCKHOLDERS' INVESTMENT  . . . . . .        232,402      163,362         34,986       (198,348)     232,402
                                           ---------   ----------     ----------     ----------     --------
                                           $ 350,435   $  273,897     $   69,911     $ (198,348)    $495,895
                                           =========   ==========     ==========     ==========     ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


(7) Condensed Consolidating Financial Statements - (Continued)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                        NON-
                                            PARENT     GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           ---------- ----------      ----------   ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents   . . .        $    532    $    2,985     $   1,000    $       --      $   4,517
  Other Current Assets  . . . . . .           1,564       208,342        35,151            --        245,057
                                           --------    ----------     ---------    ----------      ---------
                                              2,096       211,327        36,151            --        249,574
                                           --------    ----------     ---------    ----------      ---------

PROPERTY, PLANT AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION  . . . . . . . . . .             159       177,945        14,598            --        192,702

INTERCOMPANY AND INVESTMENT
  IN SUBSIDIARIES, NET  . . . . . .         342,844      (169,154)       18,417      (192,107)            --

OTHER ASSETS  . . . . . . . . . . .           4,969        47,079        (3,264)           --         48,784
                                           --------    ----------     ---------    ----------      ---------
                                           $350,068    $  267,197     $  65,902    $ (192,107)     $ 491,060
                                           ========    ==========     =========    ==========      =========

LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings   . . . . .        $     --    $      795     $   4,031    $       --      $   4,826
  Current Maturities of Long-Term Debt           --         5,484           410            --          5,894
  Accounts Payable and Other Accrued
    Liabilities   . . . . . . . . .           4,055        72,451         9,890            --         86,396
                                           --------    ----------     ---------    ----------      ---------
                                              4,055        78,730        14,331            --         97,116
                                           --------    ----------     ---------    ----------      ---------

LONG-TERM DEBT  . . . . . . . . . .         120,000         6,262           587            --        126,849

OTHER LIABILITIES . . . . . . . . .         (2,053)        22,394        18,688            --         39,029
                                           --------    ----------     ---------    ----------      ---------

STOCKHOLDERS' INVESTMENT  . . . . .         228,066       159,811        32,296      (192,107)       228,066
                                           --------    ----------     ---------    ----------      ---------
                                           $350,068    $  267,197     $  65,902    $ (192,107)     $ 491,060
                                           ========    ==========     =========    ==========      =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


(7) Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1996
                                 (IN THOUSANDS)

                                                                         NON-
                                             PARENT     GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                            -------    -----------    ----------    ------------   ------------
REVENUES  . . . . . . . . . . . . . .      $     --    $   90,305     $   19,737     $        --   $ 110,042

COSTS AND EXPENSES  . . . . . . . . .         1,364        82,767         15,141              --      99,272
                                           --------    ----------     ----------     -----------   ---------

OPERATING INCOME (LOSS) . . . . . . .        (1,364)        7,538          4,596              --      10,770
                                           --------    ----------     ----------     -----------   ---------

OTHER INCOME (EXPENSE)
  Interest Income (Expense), Net  . .        (3,326)         (639)            21              --      (3,944)
  Equity in Subsidiaries, Net of Taxes        6,393            --             --          (6,393)         --
  Other, Net  . . . . . . . . . . . .             6           (31)          (115)             --        (140)
                                           --------    ----------     ----------     -----------   ---------

INCOME BEFORE INCOME TAXES  . . . . .         1,709         6,868          4,502          (6,393)      6,686

PROVISION (BENEFIT) FOR INCOME TAXES         (2,638)        3,316          1,661              --       2,339
                                           --------    ----------     ----------     -----------   ---------

NET INCOME  . . . . . . . . . . . . .      $  4,347    $    3,552     $    2,841     $    (6,393)  $   4,347
                                           ========    ==========     ==========     ===========   =========




                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)

                                                                         NON-
                                             PARENT     GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                            -------    -----------    ----------     ------------  ------------


REVENUES  . . . . . . . . . . . . . .      $     --    $   60,413     $   12,247     $        --   $  72,660

COSTS AND EXPENSES  . . . . . . . . .         1,256        54,537         10,213              --      66,006
                                           --------    ----------     ----------     -----------   ---------

OPERATING INCOME (LOSS) . . . . . . .        (1,256)        5,876          2,034              --       6,654
                                           --------    ----------     ----------     -----------   ---------

OTHER INCOME (EXPENSE)
    Interest Income (Expense), Net  .        (2,133)       (1,927)           102              --      (3,958)
    Equity in Subsidiaries, Net of Taxes      4,082            --             --          (4,082)         --
    Other, Net  . . . . . . . . . . .             3           158           (227)             --         (66)
                                           --------    ----------     ----------     -----------   ---------

INCOME BEFORE INCOME TAXES  . . . . .           696         4,107          1,909          (4,082)      2,630

PROVISION (BENEFIT) FOR INCOME TAXES           (935)        1,471            463              --         999
                                           --------    ----------     ----------     -----------   ---------

NET INCOME  . . . . . . . . . . . . .      $  1,631    $    2,636     $    1,446     $    (4,082)  $   1,631
                                           ========    ==========     ==========     ===========   =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


(7) Condensed Consolidating Financial Statements - (Continued)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1996
                                 (IN THOUSANDS)

                                                                                  NON-
                                                     PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                    -------     ----------     ----------    ------------   ------------

- ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income  . . . . . . . . . . . . . . . . .    $  4,347    $    3,552     $    2,841      $  (6,393)    $    4,347
  Equity in Earnings of Subsidiaries  . . . . .      (6,393)           --             --          6,393             --
  Other Adjustments and Changes  . . . .  . . .      (5,813)       (1,579)        (1,253)            --         (8,645)
                                                   --------    ----------     ----------      ---------     ----------
    Net Cash Provided (Used) by Operations  . .      (7,859)        1,973          1,588             --         (4,298)
                                                   --------    ----------     ----------      ---------     ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Acquisition of Business, Net of Cash
    Acquired  . . . . . . . . . . . . . . . . .          --          (608)            --             --           (608)
  Capital Expenditures for Property, Plant
      and Equipment   . . . . . . . . . . . . .         (33)       (5,420)        (1,817)            --         (7,270)
  Other, Net  . . . . . . . . . . . . . . . . .          --           224              4             --            228
                                                   --------    ----------     ----------      ---------     ----------
    Net Cash Used by Investing Activities . . .         (33)       (5,804)        (1,813)            --         (7,650)
                                                   --------    ----------     ----------      ---------     ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Borrowings Under Revolving Lines of Credit. .          --        16,130           (184)            --         15,946
  Repayments on Term Debt   . . . . . . . . . .          --        (2,627)           (93)            --         (2,720)
  (Increase) Decrease in amounts due to and
      from Subsidiaries, Net  . . . . . . . . .       7,318        (7,936)           618             --             --
  Other, Net  . . . . . . . . . . . . . . . . .         120            --              3             --            123
                                                   --------    ----------     ----------      ---------     ----------
    Net Cash Provided by Financing
        Activities  . . . . . . . . . . . . . .       7,438         5,567            344             --         13,349
                                                   --------    ----------     ----------      ---------     ----------

Effect of Translation Adjustment on Cash  . . .          --            --              6             --              6
                                                   --------    ----------     ----------      ---------     ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents   . . . . . . . . . . . . . . . .        (454)        1,736            125             --          1,407

Cash and Cash Equivalents at Beginning of
  Period  . . . . . . . . . . . . . . . . . . .         532         2,985          1,000             --          4,517
                                                   --------    ----------     ----------      ---------     ----------

Cash and Cash Equivalents at End of Period  . .    $     78    $    4,721     $    1,125      $      --     $    5,924
                                                   ========    ==========     ==========      =========     ==========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(7) Condensed Consolidating Financial Statements - (Continued)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)

                                                                                      NON-
                                                    PARENT       GUARANTORS        GUARANTORS       ELIMINATIONS   CONSOLIDATED
                                                    ------       ----------        ----------       ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net Income  . . . . . . . . . . . . . . . . .    $  1,631       $  2,636          $  1,446         $ (4,082)      $  1,631
  Equity in Earnings of Subsidiaries  . . . . .      (4,082)            --                --            4,082             --
  Other Adjustments and Changes   . . . . . . .      (6,823)         5,070              (373)              --         (2,126)
                                                   --------       --------          --------         --------       --------
  Net Cash Provided (Used) by Operations  . . .      (9,274)         7,706             1,073               --           (495)
                                                   --------       --------          --------         --------       --------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Proceeds from Sale of Business and Assets . .          --            290                12               --            302
  Capital Expenditures for Property, Plant
    and Equipment   . . . . . . . . . . . . . .          --         (4,368)             (928)              --         (5,296)
                                                   --------       --------          --------         --------       --------
    Net Cash Used by Investing Activities . . .          --         (4,078)             (916)              --         (4,994)
                                                   --------       --------          --------         --------       --------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Borrowings Under Revolving Lines of Credit. .          --          3,631             1,150               --          4,781
  Repayments on Term Debt   . . . . . . . . . .          --           (727)             (168)              --           (895)
  (Increase) Decrease in amounts due to and
    from Subsidiaries, Net  . . . . . . . . . .       9,151         (7,577)           (1,574)              --             --
  Other, Net  . . . . . . . . . . . . . . . . .         (38)            --                --               --            (38)
                                                   --------       --------          --------         --------       --------
    Net Cash Provided (Used) by Financing
      Activities  . . . . . . . . . . . . . . .       9,113         (4,673)             (592)              --          3,848
                                                   --------       --------          --------         --------       --------

Effect of Translation Adjustment on Cash  . . .          --             --              (193)              --           (193)
                                                   --------       --------          --------         --------       --------

Net Decrease in Cash and Cash
  Equivalents   . . . . . . . . . . . . . . . .        (161)        (1,045)             (628)              --         (1,834)

Cash and Cash Equivalents at Beginning of
  Period  . . . . . . . . . . . . . . . . . . .         166          1,593             1,385               --          3,144
                                                   --------       --------          --------         --------       --------

Cash and Cash Equivalents at End of Period  . .    $      5       $    548          $    757         $     --       $  1,310
                                                   ========       ========          ========         ========       ========



                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7) Condensed Consolidating Financial Statements - (Continued)

A.  SIGNIFICANT ACCOUNTING POLICIES

  Reclassifications

    Certain reclassifications of prior year balances have been made to conform such amounts to corresponding March 31, 1996 classifications.

  Elimination Entries

    Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B.  OTHER

    Notes 1 through 6 should be read in conjunction with the Condensed Consolidating Financial Statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


GENERAL

     The Company manufactures and markets drill pipe and premium tubular products and production equipment through its Oilfield Equipment Segment and provides contract drilling and workover services through its Contract Drilling Segment for use in the exploration and production of oil and natural gas. In recent periods, the Company has benefited from the continuing consolidation in the markets in which the Company competes, as well as from increased demand for tubular products due to a decline in excess inventories of used drill pipe.
The markets for the Company's products and services are materially affected by changes in the levels of domestic and worldwide exploration and production activity and changes in prices for natural gas and oil. Exploration and production activity is also affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil producing countries.

     Operating income for the first quarter of 1996 was $10,770,000 as compared to $6,654,000 for the first quarter of 1995. The 62% increase in operating income for the first quarter of 1996 as compared to the first quarter of 1995 was primarily attributable to increased sales and margins for drill pipe and other tubular products. The increase attributable to the improvement in the tubular market was partially offset by transitional costs associated with the Company's decision to concentrate on product design and manufacturing in its artificial lift and production equipment division and the related sale of its United States retail distribution system in February 1996. The Company expects that its artificial lift and production equipment division should begin to realize the benefits of these actions as the year progresses.

     The Company's overall domestic rig utilization was up for the first quarter of 1996. The Company's contract drilling segment experienced higher domestic demand and utilization for its workover rigs and reduced utilization of its drilling rigs in the first quarter of 1996 as compared to the first quarter of 1995. The decline in the number of drilling rigs operating resulted in a decrease in average margins for services performed at this segment. This segment was also affected by the high costs relating to its Argentina operations and lower operating income in Peru due to the curtailment of operations by the Company's customer in Peru. The Company is taking action to improve the results of its foreign workover and drilling operations. The Company also believes it is well positioned to benefit from any increased drilling activity in the inland and offshore waters in the US Gulf Coast region.

     The Company's operations will continue to be subject to prevailing industry conditions and future results will be dependent on and affected by price levels for oil and natural gas and other factors affecting levels of exploration, development and production. Accordingly, there can be no assurance as to future results or profitability.


RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1996 versus Three Months Ended March 31, 1995

     For the three months ended March 31, 1996, net income more than doubled to $4,347,000, or $.24 per share on revenues of $110,042,000 as compared to net income of $1,631,000, or $.13 per share on revenues of $72,660,000 for the first quarter of 1995. The increases in income and revenue were primarily attributable to a substantial increase in drill pipe and tubular sales in the Company's oilfield equipment segment. These increases more than offset a $1.3 million decline in operating income in the contract drilling segment.


Oilfield Equipment Segment

     Revenues and operating income for the oilfield equipment segment were $90.3 million and $9.5 million, respectively, for the first quarter ended March 31, 1996 as compared to $53.3 million and $4.0 million, respectively, for the first quarter ended March 31, 1995. The increases in revenue and operating income were primarily attributable to increased drill pipe sales.

     Sales of tubular products in the first quarter of 1996 were $60.6 million compared to $26.4 million in 1995. Operating income associated with the tubular products division in the first quarter of 1996 was $8.1 million as compared to $1.6 million in 1995. First quarter 1996 results reflected a 124% increase in sales of drill pipe and a 32% increase in sales of premium tubulars. The increase in drill pipe sales reflected the Company's June 1995 acquisition of Prideco, Inc. and an overall increase in demand for drill pipe. The increase in demand for drill pipe reflected moderately increased drilling activity and the continuing decline in the supply of used drill pipe inventory, against which the Company has historically competed. The increase in sales of premium tubulars reflected an increase in demand associated with increased natural gas and offshore exploration and production activity. The improvement in operating income reflected the effects of increased sales, lower average costs and improved pricing. Price improvements, however, were partially offset by increases in the price of raw materials, particularly green tubing. Backlog for tubular products at March 31, 1996, was approximately $81.7 million compared to $78.4 at December 31, 1995. The Company believes that all of this backlog will be shipped by year end.

     Results for the first quarter of 1996 in the tubular division do not include any revenues from sales of drill pipe manufactured at Oil Country Tubular Ltd.'s ("OCTL") facility in India under the manufacturing arrangement entered into with that firm in January 1996. Sales of products manufactured at this facility on behalf of the Company have recently begun, and the Company expects that its sales of tubular products from this facility will gradually increase through the remainder of the year.

     The Company recently completed the acquisition of Enerpro International, Inc. ("Enerpro"), a manufacturer of premium threads and thread connections, for approximately 312,000 shares of the Company's Common Stock and the assumption of approximately $3.1 million in indebtedness. Sales of premium tubulars are expected to increase as a result of this acquisition.

     Revenues and operating income at the Company's artificial lift and production equipment division were $30.4 million and $1.7 million, respectively, for the quarter ended March 31, 1996, compared to $28.5 million and $2.6 million, respectively, for the quarter ended March 31, 1995. Canadian and international sales in this division were strong during the first quarter of 1996, increasing by approximately 30% from 1995 levels. However, the improved Canadian and international sales were more than offset by costs associated with the Company's decision to focus the operations of this division on product development and manufacturing. The Company is currently in the process of reorganizing the internal management structure at this division with the objective of increasing margins and reducing selling, general and administrative expenses. This transition has resulted in various manufacturing inefficiencies, transitional costs and sales disruptions associated with the restructuring of its operations and management. The Company believes that once this transition has been completed, the division will benefit from a reduction in selling, general and administrative expenses and improved margins.

     As part of the decision to focus on product development and manufacturing, the Company sold its United States retail distribution system. Effective December 31, 1995, the Company accounted for the sale of its United States retail distribution system which was completed in February 1996. The consideration from this disposition was approximately equal to its net book value and did not result in any material gain or loss.

Contract Drilling Segment

     Revenues and operating income for the contract drilling segment were $19.7 million and $2.6 million, respectively, for the first quarter ended March 31, 1996, as compared to $19.4 million and $3.9 million, respectively, for the first quarter ended March 31, 1995.

     Domestic barge volume improved by 17% from the first quarter of 1995 to the first quarter of 1996 resulting in an increase in domestic revenues of 10% from $12.4 million in the first quarter of 1995 to $13.6 million in the first quarter of 1996. During the first quarter of 1996, the Company had more workover rigs and less drilling rigs operating as compared to the first quarter of 1995. The decline in the number of drilling rigs operating resulted in a decrease in average margins for services performed at this division. Price competition with respect to drilling rigs also affected results in this segment.

     The contract drilling segment's foreign operations in Nigeria, Peru and Argentina contributed $6.1 million in revenues for the quarter ended March 31, 1996 compared to $7 million in the first quarter of 1995. The decline in revenues was primarily attributable to the Company's two rigs in Peru being on standby status for most of the first quarter in 1996. The Company's Nigerian rig, however, continued to operate profitably during the quarter and represented approximately 39% of the international revenues for this division during the quarter. Operating income from foreign operations in this segment declined from approximately $1.5 million for the first quarter of 1995 to a $.1 million loss for the first quarter of 1996. This decline in operating income was primarily attributable to reduced operations in Peru from two rigs operating in the first quarter of 1995 as compared to one rig operating for a portion of the first quarter of 1996 and to the high costs associated with the Company's Argentina operations. The Company is currently taking action to improve its operations in Argentina.

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

General

     Selling, general and administrative expenses increased approximately 22% to $15.7 million in the first quarter of 1996 from $12.9 million in the first quarter of 1995. The increase in 1996 was primarily attributable to the Prideco acquisition completed in June 1995 as well as the contract drilling services in Argentina which became operational in June 1995.

     The Company's effective tax rate for the quarter ended March 31, 1996 was approximately 35% as compared to 38% for the quarter ended March 31, 1995. The decline in such rate primarily reflected the impact of an increase in the Company's ability to utilize foreign tax credits.

     The demand for the Company's tubular products and contract drilling services are particularly affected by the price of natural gas and the level of oil and gas exploration activity while the demand for the Company's artificial lift equipment is directly dependent on oil production activity. Sales of the Company's artificial lift products are currently primarily concentrated in North America and are affected by the level of oil production from older wells as in addition to oil prices.

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

     Operations and sales in foreign markets are subject to substantial competition from large multinational corporations and government-owned entities and to a variety of local laws and regulations requiring qualifications, use of local labor, the provision of financial assurances or other restrictions and conditions on operations. Foreign operations are also subject to risks associated with doing business outside the U.S., including risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Foreign operations may also subject the Company to risks relating to fluctuations in currency exchange rates. However, to date, currency fluctuations have not had a material adverse impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had cash and cash equivalents of approximately $5.9 million compared to approximately $4.5 million at December 31, 1995.

     The Company also had in place various working capital lines of credit secured by the inventory and receivables of the Company's subsidiaries providing for borrowings up to $65.5 million, subject to availability requirements. Borrowings under the Company's lines of credit are generally based on the lender's determination of the collateral value of the current assets securing the lines of credit. The lines of credit bear interest at floating rates ranging from prime to prime plus 1 1/4% and are secured by substantially all of the borrowing subsidiary's accounts receivable and inventory. The Company and its subsidiaries are required to comply with various affirmative and negative covenants relating to working capital, earnings and net worth. The facilities also impose certain limitations on the use of funds by the Company and its subsidiaries for acquisitions and capital expenditures, the incurrence of additional indebtedness and other operational matters and certain expenditures, and certain prohibitions on the declaration or payment of dividends by the Company. At March 31, 1996 and December 31,
1995, approximately $20.8 million and $4.8 million, respectively, had been borrowed under the revolving lines of credit and approximately $3.0 million and $5.1 million, respectively, had been used to support outstanding letters of credit. At March 31, 1996 and December 31, 1995, $41.7 million and $55.6 million, respectively, was available for additional borrowing under these credit facilities. The average interest rate under these facilities was 10.22% for fiscal 1995 and 9.07% for the first three months of 1996.

     The Company currently has outstanding $120 million of 10.25% Senior Notes due 2004, with interest payments due semi-annually in March and September. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur certain additional indebtedness unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0, (ii) make dividends, distributions and certain other restricted payments, (iii) create certain liens, (iv) engage in certain transactions with its affiliates, (v) engage in sale and leaseback transactions, (vi) make certain asset dispositions and (vii) merge or consolidate with, or transfer all or substantially all of its assets to another person. The Indenture also limits the ability of the Company and certain of its subsidiaries to issue preferred stock and creates restrictions on the ability of certain of its subsidiaries to pay dividends and make other distributions. At March 31, 1996, the Company had the ability under the indenture to pay dividends and distributions in excess of $138 million.

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


CAPITAL EXPENDITURES, ACQUISITIONS AND DISPOSITIONS

     In January 1996, the Company entered into a long-term manufacturing and sales agreement with OCTL pursuant to which OCTL will manufacture drill pipe and premium tubulars for the company on an exclusive basis at OCTL's plant in India. The OCTL arrangement is being used by the Company to pursue a strategic expansion of its sales and operations in the Eastern Hemisphere. The Company currently expects that its arrangement with OCTL will require an investment between $20 million and $25 million in 1996, including an $8 million deposit made by the Company to OCTL in the first quarter. The remainder of such funds will be used for the purchase of inventory and other working capital requirements.

     On May 3, 1996, the Company acquired Enerpro, a manufacturer of premium threads and thread connections, for approximately 312,000 shares of Common Stock and the assumption of approximately $3.1 million in indebtedness. The operations of Enerpro are being combined with the premium thread operations of the Company's tubular division.

     In February 1996, the Company completed the sale of its United States retail store distribution system for approximately $7.5 million. The Company received $3 million in cash, a $4 million vendor credit with Continental Emsco Company for future equipment needs of the Company and a $0.5 million note receivable. The consideration received in the sale approximated the net book value of the assets sold, resulting in no material gain or loss.

     In addition to funds used to finance acquisitions, capital expenditures by the Company during the first quarter of 1996 totaled approximately $7.3 million. During 1996, capital expenditures included approximately $3.2 million for refurbishment of three domestic barge rigs, conversion of a platform rig to SCR mode and the acquisition of rig moving equipment in Argentina.

     Ongoing routine capital expenditures for the remainder of 1996 are budgeted at approximately $12.9 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and borrowings under lines of credit and other facilities.


                          PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits                                                                                     Page
                                                                                                        ----
                 3.1  Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on
                      Form S-3; Registration No. 333-03407)

                 4.1  Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on
                      Form S-3; Registration No. 333-03407)

                10.1  1992 Employee Stock Option Plan, as amended  . . . . . . . . . . . . . . . . . .  19

                27    Financial Data Schedule

     (b)   Reports on Form 8-K

           None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ENERGY VENTURES, INC.



                             By:  /s/ James G. Kiley
                                --------------------------------------------
                                  James G. Kiley
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)



                             By:  /s/ Frances R. Powell
                                --------------------------------------------
                                  Frances R. Powell
                                  Vice President, Accounting and Controller
                                  (Principal Accounting Officer)

Date:  May 14, 1996

                              INDEX TO EXHIBITS



10.1  1992 Employee Stock Option Plan, as amended

27    Financial Data Schedule