Form 10-Q
period 1996-06-30
ENERGY VENTURES INC /DE/
filed 1996-08-14
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                           Yes   x    No
                                                               ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Title of Class                   Outstanding at August 6, 1996
   Common Stock, $1.00 Par Value                     22,251,287

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            June 30,        December 31,
                                                                              1996              1995
                                                                           ---------        ------------
                                   ASSETS                                         (in thousands)
CURRENT ASSETS:
            Cash and Cash Equivalents ..............................       $  11,103        $   4,517
            Accounts Receivable, Net of Allowance for Uncollectible
                  Accounts of $864,000 at June 30, 1996 and $615,000
                  at December 31, 1995 .............................         105,533          102,763
            Inventories ............................................         130,118          117,936
            Materials and Supplies .................................          10,815           10,042
            Prepaid Expenses and Other .............................          19,897           14,316
                                                                           ---------        ---------
                                                                             277,466          249,574
                                                                           ---------        ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
            NET OF ACCUMULATED DEPRECIATION ........................         205,215          192,702

EXCESS OF COST OVER FAIR VALUE OF NET TANGIBLE
            ASSETS OF BUSINESSES ACQUIRED, NET .....................          47,913           37,398

OTHER ASSETS .......................................................          20,108           11,386
                                                                           ---------        ---------
                                                                           $ 550,702        $ 491,060
                                                                           =========        =========

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
            Short-Term Borrowings, Primarily Under Revolving Lines
                  of Credit ........................................       $  44,180        $   4,826
            Current Maturities of Long-Term Debt ...................           4,156            5,894
            Accounts Payable .......................................          53,592           53,703
            Other Accrued Liabilities ..............................          39,400           32,693
                                                                           ---------        ---------
                                                                             141,328           97,116
                                                                           ---------        ---------

LONG-TERM DEBT .....................................................         123,751          126,849

DEFERRED INCOME TAXES, NET .........................................          34,708           32,926

OTHER LIABILITIES ..................................................           5,478            6,103

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
            Common Stock ...........................................          18,868           18,522
            Capital in Excess of Par Value .........................         167,493          157,953
            Retained Earnings ......................................          69,577           60,167
            Cumulative Foreign Currency Translation Adjustment .....          (8,335)          (6,915)
            Treasury Stock, at Cost ................................          (2,166)          (1,661)
                                                                           ---------        ---------
                                                                             245,437          228,066
                                                                           ---------        ---------
                                                                           $ 550,702        $ 491,060
                                                                           =========        =========

         The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      Three Months                      Six Months
                                                                      Ended June 30,                   Ended June 30,
                                                               ---------------------------      ----------------------------
                                                                   1996           1995             1996              1995
                                                               -----------     -----------      ----------       -----------
                                                                            (In thousands, except per share amounts)
REVENUES ................................................       $ 119,886        $ 79,747        $ 229,928        $ 152,407
                                                                ---------        --------        ---------        ---------

COSTS AND EXPENSES:
         Cost of Sales ..................................          90,403          59,651          173,943          112,806
         Selling, General and Administrative Attributable
                  to Segments ...........................          14,818          11,861           29,186           23,456
         Corporate General and Administrative ...........           1,674           1,348            3,038            2,604
                                                                ---------        --------        ---------        ---------

OPERATING INCOME ........................................          12,991           6,887           23,761           13,541
                                                                ---------        --------        ---------        ---------

OTHER INCOME (EXPENSE):
         Interest Expense, Net ..........................          (4,409)         (4,196)          (8,382)          (8,161)
         Other, Net .....................................             334              52              223               (7)
                                                                ---------        --------        ---------        ---------

INCOME BEFORE INCOME TAXES AND
                  EXTRAORDINARY CHARGE ..................           8,916           2,743           15,602            5,373

PROVISION FOR INCOME TAXES ..............................           3,122             990            5,461            1,989
                                                                ---------        --------        ---------        ---------

INCOME BEFORE EXTRAORDINARY CHARGE ......................           5,794           1,753           10,141            3,384

EXTRAORDINARY CHARGE, NET OF TAXES ......................            (731)           --               (731)            --
                                                                ---------        --------        ---------        ---------

NET INCOME ..............................................       $   5,063        $  1,753        $   9,410        $   3,384
                                                                =========        ========        =========        =========

EARNINGS PER SHARE:

         Income Before Extraordinary Charge .............       $    0.31        $   0.14        $    0.55        $    0.27
         Extraordinary Charge ...........................           (0.04)           --              (0.04)            --
                                                                ---------        --------        ---------        ---------
         Net Income Per Share ...........................       $    0.27        $   0.14        $    0.51        $    0.27
                                                                =========        ========        =========        =========

WEIGHTED AVERAGE SHARES OUTSTANDING .....................          18,628          12,684           18,525           12,672
                                                                =========        ========        =========        =========

         The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six  Months Ended June 30,
                                                                                            1996            1995
                                                                                        ------------     ----------
                                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Income ............................................................       $  9,410        $  3,384
            Adjustments to Reconcile Net Income to Net Cash
                  Provided (Used) by Operations:
                         Depreciation and Amortization ............................         12,808           8,697
                         Oil Country Tubular Ltd. Deposit .........................         (8,000)           --
                         Deferred Income Tax Provision ............................            732             309
                         Extraordinary Charge, Net ................................            731            --
                         Gain on Sale of Assets ...................................           (192)            (39)
                         Provision for Uncollectible Accounts Receivable ..........            420             170
                         Change in Operating Assets and Liabilities, Net of Effects
                                of Businesses Acquired ............................        (19,145)        (13,227)
                                                                                          --------        --------
                  Net Cash Used by Operating Activities ...........................         (3,236)           (706)
                                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Acquisition of Businesses, Net of Cash Acquired .......................         (3,740)         (4,336)
            Capital Expenditures for Property, Plant and Equipment ................        (17,251)        (11,739)
            Other, Net ............................................................          1,249             701
                                                                                          --------        --------
                  Net Cash Used by Investing Activities ...........................        (19,742)        (15,374)
                                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Borrowings Under Revolving Lines of Credit, Net .......................         39,354          16,751
            Repayments on Term Debt ...............................................         (7,047)         (1,830)
            Line of Credit Termination Costs ......................................         (1,125)           --
            Line of Credit Issuance Costs .........................................         (1,472)           --
            Other, Net ............................................................            168             196
                                                                                          --------        --------
                  Net Cash Provided by Financing Activities .......................         29,878          15,117
                                                                                          --------        --------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH ..........................................           (314)            128
                                                                                          --------        --------
NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS ......................................................          6,586            (835)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................          4,517           3,144
                                                                                          --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................       $ 11,103        $  2,309
                                                                                          ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
            Interest Paid, Net of Amounts Capitalized .............................       $  8,242        $  7,740
            Income Taxes Paid, Net of Refunds .....................................       $  1,531        $  1,127


         The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)         General

            The unaudited consolidated condensed financial statements included herein have been prepared by Energy Ventures, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

(2)         Inventories

            Inventories by category are as follows:

                                   June 30,      December 31,
                                    1996             1995
                                  ---------      -----------
                                       (in thousands)
Raw materials and components       $ 63,727       $ 61,578
Work in process ............         20,055         17,167
Finished goods .............         46,336         39,191
                                   --------       --------
                                   $130,118       $117,936
                                   ========       ========

         Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

(3)      Acquisitions

         On May 3, 1996, the Company acquired ENERPRO International, Inc. ("ENERPRO"), a manufacturer of premium threads and thread connections, for 312,714 shares of Common Stock and the assumption of approximately $3.1 million in indebtedness. The operations of ENERPRO are being combined with the premium thread operations of the Company's tubular division.

         In April 1996, the Company acquired Production Specialties, Inc. ("Production Specialties"), a manufacturer of gas lift equipment, for approximately $3.1 million.

         On June 30, 1995, the Company acquired Prideco, Inc. ("Prideco") in a transaction which involved the issuance of approximately 2.25 million shares of Common Stock.

         The acquisitions discussed above were accounted for using the purchase method of accounting, and their results of operations are included in the Consolidated Condensed Statements of Income from the respective dates of acquisition.

         The allocations of the purchase price to the fair market values of the net assets acquired in the 1996 acquisitions are based on preliminary estimates of the fair market value and may be revised when additional information concerning asset and liability valuations is obtained. The results of operations related to the acquisitions of Production Specialties and ENERPRO are not material; therefore, pro forma information is not presented.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

            The following table presents selected unaudited consolidated financial information for the Company on a pro forma basis assuming the Prideco acquisition had occurred on January 1, 1995. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had the transaction been consummated as of January 1, 1995, or that may be achieved in the future.

                                             Six Months
                                         Ended June 30, 1995
                                         -------------------
                                      (in thousands, except per
                                            share amount)

Revenues ................................     $181,955
Net Income ..............................     $  4,343
Net Income Per Common Share                   $   0.29


(4)         Short-Term Borrowings and Lines of Credit

            On June 26, 1996, the Company entered into a new $120 million working capital facility, of which $90 million is designated as a borrowing base revolving line of credit and up to $30 million is available for working capital borrowings through December 31, 1996. Borrowings under the revolving line of credit are subject to certain borrowing base requirements relating to the Company's accounts receivable and inventory securing the borrowings. The revolving line of credit extends through June 30, 1999, and borrowings under the $30 million portion of the facility are amortized over a three year period beginning June 30, 1997. Borrowings under the facility bear interest at a variable rate based on a LIBOR option and base rate option dependent on certain ratios and are secured by the Company's domestic accounts receivables, inventory and stock of various of the Company's domestic and foreign subsidiaries. The facility contains customary affirmative and negative covenants relating to working capital, earnings and net worth. The facility also imposes limitations on the Company and its subsidiaries' use of funds for future acquisitions, the incurrence of additional debt and other operational matters and certain expenditures, as well as prohibitions on the declaration and payment of dividends by the Company. The Company's new facility replaced the Company's prior U.S. working capital line of credit, which had higher borrowing costs and more restrictive operational covenants. In the second quarter of 1996, the Company incurred an extraordinary charge of $731,000, net of taxes of $394,000, or $.04 per share, relating to the termination of its prior working capital facility.

(5)         Long-Term Debt

            On March 24, 1994, the Company sold pursuant to a private placement $120 million of 10.25% Senior Notes due 2004. In July 1994, substantially all of these notes were exchanged for a substantially identical series of 10.25% Senior Notes due 2004 with semi-annual interest payments in March and September. Both issues of Senior Notes were issued pursuant to the terms of an Indenture dated as of March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. See Note 9.

(6)         Contingencies

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

(7)         Subsequent Events

            In July 1996, the Company completed a public offering of 3,000,000 shares of its Common Stock. The net proceeds of this offering were approximately $88.4 million. A portion of the funds from the offering were used to finance the Tubular Corporation of America, Inc. ("TCA") acquisition, including the payment of approximately $30 million cash for the acquisition and the repayment of debt of TCA. The remaining proceeds are proposed to be used to (i) acquire the two barge rigs from Noble Drilling Corporation ("Noble") that are currently operating in Nigeria for approximately $24.5 million in cash and a $7.5 million drill pipe credit, (ii) retrofit a barge rig for deployment to Nigeria to work under a proposed contract with Chevron Nigeria Limited ("Chevron") at a cost of approximately $9 million and (iii) for general corporate purposes.

            On August 5, 1996, the Company acquired TCA for 500,000 shares of Common Stock, approximately $14.3 million cash, a $650,000 note due January 1997 and assumed debt of approximately $15 million. TCA manufactures premium casing, which expands the range of the Company's premium tubular products line to add a broader line of premium casing.

(8)         Reclassifications

            Certain reclassifications of prior period balances have been made to conform such amounts to corresponding June 30, 1996 classifications.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)      Condensed Consolidating Financial Statements

         The $120 million Senior Notes which are described in Note 5 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of June 30, 1996 and December 31, 1995, and the related condensed consolidating statements of income for the three and six month periods ended June 30, 1996 and 1995, and cash flows for the six month periods ended June 30, 1996 and 1995, have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 1996
                                 (IN THOUSANDS)

                                                                                    NON-
                                                  PARENT        GUARANTORS       GUARANTORS       ELIMINATIONS    CONSOLIDATED
                                                  ------        ----------       ----------       ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents ..........       $   6,556        $   3,733        $     814        $    --          $ 11,103
     Other Current Assets ...............           1,592          215,611           49,160             --           266,363
                                                ---------        ---------        ---------        ---------        --------
                                                    8,148          219,344           49,974             --           277,466
                                                ---------        ---------        ---------        ---------        --------

PROPERTY, PLANT AND EQUIPMENT,
     AT COST, NET OF ACCUMULATED
     DEPRECIATION .......................           1,052          184,522           19,641             --           205,215

INTERCOMPANY AND INVESTMENT
     IN SUBSIDIARIES, NET ...............         395,150         (179,747)          (5,684)        (209,719)           --

OTHER ASSETS ............................           4,981           50,699           12,341             --            68,021
                                                ---------        ---------        ---------        ---------        --------
                                                $ 409,331        $ 274,818        $  76,272        $(209,719)       $550,702
                                                =========        =========        =========        =========        ========


LIABILITIES AND STOCKHOLDERS'
     INVESTMENT

CURRENT LIABILITIES:
     Short-Term Borrowings ..............       $  40,000        $    --          $   4,180        $    --          $ 44,180
     Current Maturities of Long-Term Debt            --              3,875              281             --             4,156
     Accounts Payable and Other Accrued
         Liabilities ....................           4,451           76,367           12,174             --            92,992
                                                ---------        ---------        ---------        ---------        --------
                                                   44,451           80,242           16,635             --           141,328
                                                ---------        ---------        ---------        ---------        --------

LONG-TERM DEBT ..........................         120,000            3,199              552             --           123,751

OTHER LIABILITIES .......................            (557)          19,442           21,301             --            40,186
                                                ---------        ---------        ---------        ---------        --------

STOCKHOLDERS' INVESTMENT ................         245,437          171,935           37,784         (209,719)        245,437
                                                ---------        ---------        ---------        ---------        --------
                                                $ 409,331        $ 274,818        $  76,272        $(209,719)       $550,702
                                                =========        =========        =========        =========        ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)    Condensed Consolidating Financial Statements - (Continued)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                    NON-
                                                  PARENT         GUARANTORS      GUARANTORS       ELIMINATIONS    CONSOLIDATED
                                                  ------         ----------      ----------       ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents ..........       $     532        $   2,985        $   1,000        $    --          $  4,517
     Other Current Assets ...............           1,564          208,342           35,151             --           245,057
                                                ---------        ---------        ---------        ---------        --------
                                                    2,096          211,327           36,151             --           249,574
                                                ---------        ---------        ---------        ---------        --------

PROPERTY, PLANT AND EQUIPMENT,
     AT COST, NET OF ACCUMULATED
     DEPRECIATION .......................             159          177,945           14,598             --           192,702

INTERCOMPANY AND INVESTMENT
     IN SUBSIDIARIES, NET ...............         342,844         (169,154)          18,417         (192,107)           --

OTHER ASSETS ............................           4,969           47,079           (3,264)            --            48,784
                                                ---------        ---------        ---------        ---------        --------
                                                $ 350,068        $ 267,197        $  65,902        $(192,107)       $491,060
                                                =========        =========        =========        =========        ========

LIABILITIES AND STOCKHOLDERS'
     INVESTMENT

CURRENT LIABILITIES:
     Short-Term Borrowings ..............       $    --          $     795        $   4,031        $    --          $  4,826
     Current Maturities of Long-Term Debt            --              5,484              410             --             5,894
     Accounts Payable and Other Accrued
        Liabilities .....................           4,055           72,451            9,890             --            86,396
                                                ---------        ---------        ---------        ---------        --------
                                                    4,055           78,730           14,331             --            97,116
                                                ---------        ---------        ---------        ---------        --------

LONG-TERM DEBT ..........................         120,000            6,262              587             --           126,849

OTHER LIABILITIES .......................          (2,053)          22,394           18,688             --            39,029
                                                ---------        ---------        ---------        ---------        --------

STOCKHOLDERS' INVESTMENT ................         228,066          159,811           32,296         (192,107)        228,066
                                                ---------        ---------        ---------        ---------        --------
                                                $ 350,068        $ 267,197        $  65,902        $(192,107)       $491,060
                                                =========        =========        =========        =========        ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)  Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)

                                                                                  NON-
                                                 PARENT        GUARANTORS      GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                 ------        ----------      ----------    ------------     ------------
REVENUES ...................................    $    --        $ 185,087        $ 44,841        $  --          $ 229,928

COSTS AND EXPENSES .........................      3,038          168,927          34,202           --            206,167
                                                -------        ---------        --------        -------        ---------

OPERATING INCOME (LOSS) ....................     (3,038)          16,160          10,639           --             23,761
                                                -------        ---------        --------        -------        ---------

OTHER INCOME (EXPENSE)
     Interest Expense, Net .................      1,431           (9,993)            180           --             (8,382)
     Equity in Subsidiaries, Net of Taxes...      9,820             --              --           (9,820)            --
     Other, Net ............................          7              219              (3)          --                223
                                                -------        ---------        --------        -------        ---------

INCOME BEFORE INCOME TAXES .................      8,220            6,386          10,816         (9,820)          15,602

PROVISION (BENEFIT) FOR INCOME TAXES .......     (1,190)           2,795           3,856           --              5,461
                                                -------        ---------        --------        -------        ---------

INCOME BEFORE EXTRAORDINARY CHARGE .........      9,410            3,591           6,960         (9,820)
                                                                                                                  10,141

EXTRAORDINARY CHARGE, NET OF TAXES .........       --               (731)           --             --               (731)
                                                -------        ---------        --------        -------        ---------

NET INCOME .................................    $ 9,410        $   2,860        $  6,960        $(9,820)       $   9,410
                                                =======        =========        ========        =======        =========


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1995
                                 (IN THOUSANDS)

                                                                                      NON-
                                                      PARENT      GUARANTORS       GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                      ------      ----------       ----------      ------------   ------------
REVENUES .......................................    $    --        $ 126,450        $  25,957       $    --        $ 152,407

COSTS AND EXPENSES .............................        2,604        114,763           21,499            --          138,866
                                                    ---------      ---------        ---------       ---------      ---------

OPERATING INCOME (LOSS) ........................       (2,604)        11,687            4,458            --           13,541
                                                    ---------      ---------        ---------       ---------      ---------

OTHER INCOME (EXPENSE)
         Interest Expense, Net .................       (4,231)        (3,954)              24            --           (8,161)
         Equity in Subsidiaries, Net of Taxes...        8,113           --               --            (8,113)          --
              Other, Net .......................           33            298             (338)           --               (7)
                                                    ---------      ---------        ---------       ---------      ---------

INCOME BEFORE INCOME TAXES .....................        1,311          8,031            4,144          (8,113)         5,373

PROVISION (BENEFIT) FOR INCOME TAXES ...........       (2,073)         2,307            1,755            --            1,989
                                                    ---------      ---------        ---------       ---------      ---------

NET INCOME .....................................    $   3,384      $   5,724        $   2,389       $  (8,113)     $   3,384
                                                    =========      =========        =========       =========      =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)    Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)

                                                                                NON-
                                                 PARENT       GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                 ------       ----------      ----------    ------------   ------------
REVENUES ................................       $    --        $  94,782       $  25,104     $    --        $ 119,886

COSTS AND EXPENSES ......................           1,674         86,160          19,061          --          106,895
                                                ---------      ---------       ---------     ---------      ---------

OPERATING INCOME (LOSS) .................          (1,674)         8,622           6,043          --           12,991
                                                ---------      ---------       ---------     ---------      ---------

OTHER INCOME (EXPENSE)
     Interest Expense, Net ..............           4,760         (9,347)            178          --           (4,409)
     Equity in Subsidiaries, Net of Taxes           2,383           --              --          (2,383)          --
     Other, net .........................              (2)           243              93          --              334
                                                ---------      ---------       ---------     ---------      ---------

INCOME BEFORE INCOME TAXES ..............           5,467           (482)          6,314        (2,383)         8,916

PROVISION (BENEFIT) FOR INCOME TAXES ....             404            493           2,225          --            3,122
                                                ---------      ---------       ---------     ---------      ---------

INCOME BEFORE EXTRAORDINARY CHARGE ......           5,063           (975)          4,089        (2,383)         5,794

EXTRAORDINARY CHARGE, NET OF TAXES ......            --             (731)           --            --             (731)
                                                ---------      ---------       ---------     ---------      ---------

NET INCOME (LOSS) .......................       $   5,063      $  (1,706)      $   4,089     $  (2,383)     $   5,063
                                                =========      =========       =========     =========      =========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1995
                                 (IN THOUSANDS)

                                                                                    NON-
                                                    PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                    ------        ----------      ----------     ------------   ------------
REVENUES ....................................       $    --        $ 66,037        $ 13,710        $  --          $ 79,747

COSTS AND EXPENSES ..........................         1,348          60,226          11,286           --            72,860
                                                    -------        --------        --------        -------        --------

OPERATING INCOME (LOSS) .....................        (1,348)          5,811           2,424           --             6,887
                                                    -------        --------        --------        -------        --------

OTHER INCOME (EXPENSE)
         Interest Expense, Net ..............        (2,098)         (2,027)            (71)          --            (4,196)
         Equity in Subsidiaries, Net of Taxes         4,031            --              --           (4,031)           --
         Other, Net .........................            30             140            (118)          --                52
                                                    -------        --------        --------        -------        --------

INCOME BEFORE INCOME TAXES ..................           615           3,924           2,235         (4,031)          2,743

PROVISION (BENEFIT) FOR INCOME TAXES ........        (1,138)            836           1,292           --               990
                                                    -------        --------        --------        -------        --------

NET INCOME ..................................       $ 1,753        $  3,088        $    943        $(4,031)       $  1,753
                                                    =======        ========        ========        =======        ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)  Condensed Consolidating Financial Statements - (Continued)


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)

                                                                                        NON-
                                                       PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                      --------       ----------      ----------     ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net Income ...............................       $  9,410        $  2,860        $  6,960        $(9,820)       $  9,410
     Equity in Earnings of Subsidiaries .......         (9,820)           --              --            9,820            --
     Other Adjustments and Changes ............         (1,539)          7,985         (19,092)          --           (12,646)
                                                      --------        --------        --------        -------        --------
         Net Cash Provided (Used) by Operations         (1,949)         10,845         (12,132)          --            (3,236)
                                                      --------        --------        --------        -------        --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Acquisitions of Businesses, Net of Cash
         Acquired .............................           --              (627)         (3,113)          --            (3,740)
     Capital Expenditures for Property, Plant
         and Equipment ........................            (39)        (11,926)         (5,286)          --           (17,251)
     Other, Net ...............................           --               618             631           --             1,249
                                                      --------        --------        --------        -------        --------
         Net Cash Used by Investing Activities             (39)        (11,935)         (7,768)          --           (19,742)
                                                      --------        --------        --------        -------        --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Borrowings Under Revolving
         Lines of Credit, Net .................         40,000            (793)            147           --            39,354
     Repayments on Term Debt ..................           --            (6,839)           (208)          --            (7,047)
     (Increase) Decrease in amounts due to and
              from Subsidiaries, Net ..........        (33,592)         10,595          22,997           --              --
     Other, Net ...............................          1,604          (1,125)         (2,908)          --            (2,429)
                                                      --------        --------        --------        -------        --------
         Net Cash Provided by Financing
              Activities ......................          8,012           1,838          20,028           --            29,878
                                                      --------        --------        --------        -------        --------

Effect of Translation Adjustment on Cash ......           --              --              (314)          --              (314)
                                                      --------        --------        --------        -------        --------

Net Increase (Decrease) in Cash and Cash
     Equivalents ..............................          6,024             748            (186)          --             6,586

Cash and Cash Equivalents at Beginning of
     Period ...................................            532           2,985           1,000           --             4,517
                                                      --------        --------        --------        -------        --------

Cash and Cash Equivalents at End of Period ....       $  6,556        $  3,733        $    814        $  --          $ 11,103
                                                      ========        ========        ========        =======        ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)    Condensed Consolidating Financial Statements - (Continued)


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1995
                                 (IN THOUSANDS)

                                                                                           NON-
                                                          PARENT        GUARANTORS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                          ------        ----------      ----------    ------------    ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net Income ...................................       $ 3,384        $  5,724        $ 2,389        $ (8,113)       $  3,384
     Equity in Earnings of Subsidiaries ...........        (8,113)           --             --             8,113            --
     Other Adjustments and Changes ................        (2,932)         (1,035)          (123)           --            (4,090)
                                                          -------        --------        -------        --------        --------
         Net Cash Provided (Used) by Operations ...        (7,661)          4,689          2,266            --              (706)
                                                          -------        --------        -------        --------        --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Acquisition of Businesses, Net of Cash
         Acquired .................................          --            (4,336)          --              --            (4,336)
     Proceeds from Sale of Business and Assets ....          --               626             75            --               701
     Capital Expenditures for Property, Plant
         and Equipment ............................            (5)         (9,552)        (2,182)           --           (11,739)
                                                          -------        --------        -------        --------        --------
              Net Cash Used by Investing Activities            (5)        (13,262)        (2,107)           --           (15,374)
                                                          -------        --------        -------        --------        --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Short-Term Borrowings, Net ...................          --            16,235            516            --            16,751
     Repayments on Term Debt, Net .................          --            (1,483)          (347)           --            (1,830)
     (Increase) Decrease in amounts due to and
         from  Subsidiaries, Net ..................         7,460          (7,004)          (456)           --              --
     Other, Net ...................................           196            --             --              --               196
                                                          -------        --------        -------        --------        --------
         Net Cash Provided (Used) by Financing
              Activities ..........................         7,656           7,748           (287)           --            15,117
                                                          -------        --------        -------        --------        --------

Effect of Translation Adjustment on Cash ..........          --                40             88            --               128
                                                          -------        --------        -------        --------        --------

Net Decrease in Cash and Cash Equivalents .........           (10)           (785)           (40)           --              (835)

Cash and Cash Equivalents at Beginning of
     Period .......................................           166           1,593          1,385            --             3,144
                                                          -------        --------        -------        --------        --------

Cash and Cash Equivalents at End of  Period .......       $   156        $    808        $ 1,345         $  --          $  2,309
                                                          =======        ========        =======        ========        ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


(9)      Condensed Consolidating Financial Statements - (Continued)

A.       SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

         Certain reclassifications of prior year balances have been made to conform such amounts to corresponding June 30, 1996 classifications.

     Elimination Entries

         Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B.       OTHER

         Notes 1 through 8 should be read in conjunction with the Condensed Consolidating Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  The Company is an international manufacturer and supplier of oilfield equipment and contract drilling services. The Company manufactures and markets drill pipe and premium tubular products and production equipment through its oilfield equipment segment and provides contract drilling and workover services through its contract drilling segment. In recent periods, the Company has benefited from the continuing consolidation in the markets in which it competes, as well as from increased demand for tubular products due to a decline in excess inventories of used drill pipe.

                  The demand for the Company's tubular products and contract drilling services are particularly affected by the price of natural gas and the level of oil and gas exploration activity, while the demand for the Company's artificial lift equipment is directly dependent on oil production activity. Sales of the Company's artificial lift products are currently concentrated in North America and are affected by the level of oil production from older wells in addition to oil prices. The Company's international contract drilling services are affected by the level of exploration activity in the countries in which it provides those services, while its domestic drilling operations are materially dependent on the level of exploration activity in the U.S. Gulf Coast and domestic natural gas prices. Exploration and production activity is also affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil producing countries.

                  Income before extraordinary charge for the second quarter of 1996 was $5.8 million, or $.31 per share, on revenues of $119.9 million compared to income before extraordinary charge for the second quarter of 1995 of $1.8 million, or $.14 per share, on revenues of $79.7 million. Income before extraordinary charge for the six months ended June 30, 1996 was $10.1 million, or $.55 per share, on revenues of $229.9 million compared to income before extraordinary charge for the six months ended June 30, 1995 of $3.4 million, or $.27 per share, on revenues of $152.4 million. The increase in income before extraordinary charge for the 1996 periods is primarily attributable to increased sales and margins of drill pipe and other tubular products. These increases in the tubular markets were partially offset by transitional costs associated with the Company's decision to concentrate on product design and manufacturing in its artificial lift and production equipment division and the related sale of its United States retail distribution system in February 1996. Improved results also reflect the Company's acquisition of Prideco, Inc. ("Prideco") on June 30, 1995.

                  During the second quarter of 1996, the Company replaced its existing $60 million credit facility with a three year $120 million working capital line of credit. The interest rates under the new facility are currently approximately 2.5% lower than rates under the prior facility. See "Liquidity and Capital Resources". The termination of the Company's prior facility resulted in the Company incurring an extraordinary after tax charge of $731,000, or $.04 per share.

                  The Company's overall domestic rig utilization was up for the second quarter of 1996. The Company's contract drilling segment experienced higher domestic demand and utilization for its workover rigs and reduced utilization of its drilling rigs in the first six months of 1996 as compared to the first six months of 1995. The decline in the number of drilling rigs operating resulted in a decrease in average margins for services performed in this segment. This segment was also affected by the high costs relating to its Argentina operations and lower operating income in Peru due to the curtailment of operations by the Company's customer in Peru. The Company is taking action to improve the results of its operations in Argentina through the addition of Company owned rig mobilization equipment in Argentina. In addition, the Company is currently proposing to add three barge rigs in Nigeria, which is expected to increase revenue and income in the contract drilling segment in the latter part of 1996.

                  The Company currently expects that 1996 results will continue to benefit from strong tubular sales, cost reductions at its artificial lift and production equipment division and from the recent acquisitions. Results, however, will be dependent on market conditions, in particular the level of drilling activity in the U.S. Gulf Coast and demand for drill pipe and other tubular products. Accordingly, there can be no assurance as to future results or profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Oilfield Equipment Segment

                  Sales of tubular products in the second quarter of 1996 were $69.5 million compared to $31.5 million in 1995. Operating income associated with the tubular products division in the second quarter of 1996 was $10 million as compared to $2.7 million in 1995. Second quarter 1996 results reflected an 89% increase in sales of drill pipe and a 147% increase in sales of premium tubulars. The increase in drill pipe sales reflected the Company's June 1995 acquisition of Prideco and an overall increase in demand for drill pipe. The increase in demand for drill pipe reflected moderately increased drilling activity and the continuing decline in the supply of used drill pipe inventory, against which the Company has historically competed. The increase in sales of premium tubulars reflected the acquisition of ENERPRO International, Inc. ("ENERPRO"), and an increase in demand associated with increased natural gas and offshore exploration and production activity. The improvement in operating income reflected the effects of increased sales, lower average costs and improved pricing. Price improvements, however, were partially offset by increases in the price of raw materials, particularly "green" tubing, the primary material used by the Company in the production of its tubular goods.

                  Revenues in the second quarter of 1996 from sales of drill pipe manufactured at the Oil Company Tubular Limited ("OCTL") facility in India under the Company's manufacturing arrangement with OCTL did not materially contribute to the tubular products division. Sales of products manufactured at this facility on behalf of the Company began on May 1, 1996, and the Company expects that its sales of tubular products from this facility will gradually increase through the remainder of the year as the utilization of this facility increases. The Company, however, expects some production inefficiencies to occur during the initial stages of this arrangement.

                  The Company is currently in the process of implementing various manufacturing changes at its tubular division in light of recent acquisitions and to reduce costs and improve efficiencies. These changes include the closing of the Company's Bastrop, Texas facility and the relocation of various equipment and personnel to other facilities. The Company currently expects to incur between $3 million and $4 million in expenses associated with these changes during the remainder of 1996.

                  Backlog for tubular products at June 30, 1996, including backlog of approximately $50 million at the OCTL facility, was approximately $150 million compared to $78.4 million at December 31, 1995. The Company expects that all of this backlog will be shipped within the next twelve months.

                  Revenues and operating income at the Company's artificial lift and production equipment division were $29.5 million and $2 million, respectively, for the quarter ended June 30, 1996, compared to $29.7 million and $1.9 million, respectively, for the quarter ended June 30, 1995. Canadian and international sales in this division were strong during the second quarter of 1996, increasing by approximately 41% from 1995 levels. However, the improved Canadian and international sales were offset by costs associated with the Company's decision to focus the operations of this division on product development and manufacturing. The Company is currently in the process of reorganizing the internal management structure at this division with the objective of increasing margins and reducing selling, general and administrative expenses.

Contract Drilling Segment

                  Revenues and operating income for the contract drilling segment were $20.9 million and $2.7 million, respectively, for the quarter ended June 30, 1996, as compared to $18.5 million and $3.7 million, respectively, for the quarter ended June 30, 1995.

                  The average number of domestic barge rigs working during the second quarter of 1996 improved by 26% from the second quarter of 1995, resulting in an increase in domestic revenues from $13.1 million in the second quarter of 1995 to $14.8 million in the second quarter of 1996. During the second quarter of 1996, the Company had more workover rigs and fewer drilling rigs operating as compared to the second quarter of 1995. The decline in the number of drilling rigs operating resulted in a decrease in average margins for services performed in this division. Price competition for workover and drilling rigs also affected results in this segment.

                  The contract drilling segment's foreign operations in Nigeria, Peru and Argentina contributed $6.1 million in revenues for the quarter ended June 30, 1996 compared to $5.4 million in the second quarter of 1995. The Company's Nigerian rig continued to operate profitably during the quarter and represented approximately 39% of the international revenues for this division during the quarter. Operating income from foreign operations in this segment declined from approximately $1.1 million for the second quarter of 1995 to a $0.1 million loss for the second quarter of 1996. This decline in operating income was primarily attributable to the high costs associated with the Company's Argentina operations and to the Company's Peruvian operations, which had one of two rigs operating during the second quarter of 1996 as compared to two rigs operating during 1995.

                  The Company has entered into an agreement to acquire two barge rigs from Noble Drilling Corporation ("Noble") located in Nigeria for $32 million, including a $7.5 million drill pipe credit. This acquisition is subject to various conditions, including the execution of two drilling contracts with The Shell Petroleum Development Company of Nigeria Ltd. ("Shell Nigeria") and certain governmental documentation relating to the rigs. The cash purchase price of these rigs will be financed with a portion of the net proceeds of the Company's recent public offering. Although there can be no assurance that the Noble transaction will close, the Company currently anticipates that the acquisition will be consummated sometime in August 1996. The Company has also entered into a letter of intent with Chevron Nigeria Limited ("Chevron") for the deployment of one of the Company's rigs in the United States to Nigeria to operate for Chevron under a three year contract. Demand for the Company's domestic contract drilling and workover services will continue to be materially dependent on levels of exploration and development in the Gulf of Mexico. The price of natural gas will also be a material factor affecting that demand.

General

                  Selling, general and administrative expenses increased approximately 25% to approximately $16.5 million in the second quarter of 1996 from approximately $13.2 million in the second quarter of 1995. The increase in 1996 was primarily attributable to the Prideco acquisition completed in June 1995 as well as the costs associated with contract drilling services in Argentina, which became operational in June 1995.

                  The Company's effective tax rate for the quarter ended June 30, 1996 was approximately 35% as compared to 36% for the quarter ended June 30, 1995. The decline in such rate primarily reflected the impact of an increase in the Company's ability to utilize foreign tax credits.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

                  For the first six months of 1996, income before extraordinary charge was $10.1 million, or $.55 per share, on revenues of $229.9 million compared to income before extraordinary charge of $3.4 million, or $.27 per share, on revenues of $152.4 million for the first six months of 1995. Operating income for the first six months of 1996 was $23.8 million compared to $13.5 million for the first six months in 1995. The increase in income before extraordinary charge for the 1996 periods was primarily attributable to increased sales and margins of drill pipe and other tubular products.

Oilfield Equipment Segment

                  Revenues and operating income for the oilfield equipment segment were $189.3 million and $21.5 million, respectively, for the six months ended June 30, 1996, as compared to $114.5 million and $8.6 million, respectively, for the six months ended June 30, 1995. The increase in revenues and operating income was primarily attributable to increased sales and margins for drill pipe and other tubular products. The increase attributable to the improvement in tubular market was partially offset by transitional costs associated with the Company's decision to concentrate on product design and manufacturing in its artificial lift and production equipment division and the related sale of its United States retail distribution system to Continental Emsco in February 1996.

                  Sales of tubular products in the first six months of 1996 were $129.5 million as compared to $56.3 million in the first six months of 1995. The Company believes the second half of 1996 will benefit from the ENERPRO and TCA acquisitions. Revenues and operating income associated with the Company's artificial lift and production equipment division were $59.8 million and $3.7 million, respectively, for the six months ended June 30, 1996, compared to $58.2 million and $4.5 million, respectively, for the six months ended June 30, 1995. The 1996 increase was primarily attributable to the same factors affecting the increase in the second quarter of 1996.

Contract Drilling Segment

                  Revenues and operating income for the contract drilling segment were $40.6 million and $5.3 million, respectively, for the six months ended June 30, 1996, as compared to $37.9 million and $7.6 million, respectively, for the six months ended June 30, 1995. The decline in operating income resulted primarily from the high costs associated with the Company's Argentina operations and because only one of two rigs was operating in Peru during the second quarter of 1996 as compared to two rigs operating during 1995.

General

                  Selling, general and administrative expenses increased approximately 24% to approximately $32.2 million in the six months ended June 30, 1996 from approximately $26.1 million in the first six months of 1995. The increase in 1996 was principally attributable to the Prideco acquisition and the contract drilling services in Argentina which became operational in June 1995.

                  The Company's effective tax rate for the six months ended June 30, 1996 was approximately 35% as compared to 37% for the six months ended June 30, 1995. The decline in such rate primarily reflected the impact of an increase in the Company's ability to utilize foreign tax credits.

CHANGE IN ACCOUNTING

                  The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adoption of SFAS 121 did not affect the Company's consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

                  In July 1996, the Company completed a public offering of 3,000,000 shares of its Common Stock. The net proceeds of this offering were approximately $88.4 million. A portion of the funds from the offering were used to finance the TCA acquisition, including the payment of approximately $30 million cash for the acquisition and the repayment of debt of TCA. The remaining proceeds are proposed to be used to (i) acquire the two barge rigs from Noble that are currently operating in Nigeria for approximately $24.5 million in cash and a $7.5 million drill pipe credit, (ii) retrofit a barge rig for deployment to Nigeria to work under a proposed contract with Chevron at a cost of approximately $9 million and (iii) for general corporate purposes.

                  At June 30, 1996, the Company had cash and cash equivalents of approximately $11.1 million compared to approximately $4.5 million at December 31, 1995. At June 30, 1996, the Company's working capital was approximately $136 million compared to approximately $152 million at December 31, 1995. At June 30, 1996, the Company's debt to total capitalization ratio was approximately 41%. This rate has been reduced as a result of the Company's recent public offering.

                  At June 30, 1996 and December 31, 1995, the Company had in place various working capital lines of credit secured by the inventory and receivables of the Company's subsidiaries. At June 30, 1996 and December 31, 1995, approximately $44.2 million and $4.8 million, respectively, had been borrowed under the Company's revolving lines of credit and approximately $8.2 million and $5.1 million, respectively, had been used to support outstanding letters of credit. At June 30, 1996 and December 31, 1995, $73.1 million and $55.6 million, respectively, was available for additional borrowing under these credit facilities. The average interest rate under these facilities was 10.22% for fiscal 1995 and 8.57% for the first six months of 1996.

                  On June 26, 1996, the Company entered into a new $120 million working capital facility, of which $90 million is designated as a borrowing base revolving line of credit and up to $30 million is available for working capital borrowings through December 31, 1996. Borrowings under the revolving line of credit are subject to certain borrowing base requirements relating to the Company's accounts receivable and inventory securing the borrowings. The revolving line of credit extends through June 30, 1999, and borrowings under the $30 million portion of the facility are amortized over a three year period beginning June 30, 1997. Borrowings under the facility bear interest at a variable rate based on a LIBOR option and base rate option dependent on certain ratios and are secured by the Company's domestic accounts receivables, inventory and stock of various of the Company's domestic and foreign subsidiaries. The interest rate payable under this facility at June 30, 1996, was 7.0%. The facility contains customary affirmative and negative covenants relating to working capital, earnings and net worth. The facility also imposes limitations on the Company and its subsidiaries' use of funds for future acquisitions, the incurrence of additional debt and other operational matters and certain expenditures, as well as prohibitions on the declaration and payment of dividends by the Company. At June 30, 1996, the Company was limited under this facility in the amount of dividends, distributions and other restricted payments that could be made by it to $10 million. The Company's new facility replaced the Company's prior U.S. working capital line of credit, which had higher borrowing costs and more restrictive operational covenants. In the second quarter of 1996, the Company incurred an extraordinary charge of $731,000, net of taxes of $394,000, relating to the termination of its prior working capital facility.

                  The Company currently has outstanding $120 million of 10-1/4 Senior Notes due 2004 (the "Senior Notes") with semi-annual interest payments in March and September. The Senior Notes were issued pursuant to the terms of an Indenture dated as of March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) incur certain additional indebtedness unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0, (ii) make dividends, distributions and certain other restricted payments, (iii) create certain liens,
(iv) engage in certain transactions with its affiliates, (v) engage in sale and leaseback transactions, (vi) make certain asset dispositions and (vii) merge or consolidate with, or transfer all or substantially all of its assets to another person. The Indenture also limits the ability of the Company and certain of its subsidiaries to pay dividends and make other distributions. At July 31, 1996, the Company was limited under the Indenture in the amount of dividends, distributions and other restricted payments that could be made by it to approximately $240 million.

                  In August 1994, the Company received a letter from the United States Internal Revenue Service (the "IRS") proposing to increase the gain recognized by the Company upon the dissolution in October 1990 of a joint venture ("COLEVE") with Columbia Gas Development Corporation. In general, the IRS' proposal seeks payment of a tax liability of approximately $14.1 million plus accrued interest thereon, and includes $3.4 million of taxes relating to the proposed disallowance of certain interest deductions taken by the Company with respect to COLEVE that was the subject of a similar letter received by the Company in the fourth quarter of 1993. The tax liability with respect to these matters has been previously provided for as a deferred tax liability in the Company's financial statements. The Company disagrees with the IRS' position and is currently pursuing its rights of administrative review and appeal and intends to vigorously contest this matter. Although the resolution of these remaining issues could affect the timing of the payment of previously accrued tax liabilities and require the use of a portion of its available capital, the Company does not believe that the results of the audit or the ultimate resolution of the IRS' proposed adjustments will have a material impact on its results of operations or financial position.

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

                  In April 1996, the Company acquired Production Specialties, Inc. ("Production Specialties"), a manufacturer of gas lift equipment, for approximately $3.1 million.

                  On May 3, 1996, the Company acquired ENERPRO, a manufacturer of premium threads and thread connections, for 312,714 shares of Common Stock and the assumption of approximately $3.1 million in indebtedness. The operations of ENERPRO are being combined with the premium thread operations of the Company's tubular division.

                  On August 5, 1996, the Company acquired Tubular Corporation of America, Inc. ("TCA") for 500,000 shares of Common Stock, approximately $14.3 million cash, a $650,000 note due January 1997 and assumed debt of approximately $15 million. TCA manufactures premium casing which expands the range of the Company's premium tubular products line to add a broader line of premium casing.

                  The Company has recently entered into a letter of intent with Chevron for the deployment of one of the Company' rigs in the United States to Nigeria to operate for Chevron under a three year contract. The cost to prepare and enhance this rig for international operations is expected to be approximately $9 million. Such costs will be financed with the proceeds from the Company's July 1996 public offering of Common Stock.

                  Capital expenditures by the Company during the six months ended June 30, 1996, totaled approximately $17.3 million. During the six months ended June 30, 1996, capital expenditures included approximately $4.8 million for refurbishment of three domestic barge rigs, upgrading of platform rig and the acquisition of rig moving equipment for Argentina. The Company incurred capital expenditures of approximately $4.1 million relating to plant expansions. Ongoing routine capital expenditures for the last two quarters of 1996 are budgeted at approximately $6.5 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and borrowings under lines of credit and other facilities.

                  The allocations of the purchase price to the fair market values of the net assets acquired in the 1996 acquisitions are based on preliminary estimates of the fair market value and may be revised when additional information concerning asset and liability valuations is obtained.

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

                  The Company is continually evaluating new acquisitions with a focus on proprietary technology and under-utilized fixed assets to enhance operations. Future acquisitions may be funded through cash flow from operations, borrowings under lines of credit and other facilities, and equity issuances if desirable.

OTHER MATTERS

                  From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future sales, earnings, margins, production levels and costs, product deliveries, market trends in the oil and gas industry and the oilfield service sector thereof, research and development, environmental and other expenditures, currency fluctuations and various business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

                  Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world-wide political stability and economic growth, including currency fluctuations, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans, performance issues with key suppliers and subcontractors, collective bargaining labor disputes, regulatory uncertainties and legal proceedings.

                           PART II. OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Company's Annual Meeting of Stockholders held on May 8, 1996, the stockholders of the Company approved: (i) the election of eight directors to serve until the next Annual Meeting of Stockholders, (ii) the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock $1.00 par value, from 20,000,000 shares to 40,000,000 shares, and (iii) an amendment to the Company's 1992 Employee Stock Option Plan to increase the number of shares of the Company's Common Stock that may be subject to options granted under the plan from 600,000 shares to 1,000,000 shares. The following sets forth the results of the voting with respect to each such matter. There were no broker non-votes.

Item
                                                                                            Withheld/
ELECTION OF DIRECTORS                                                For                    Against              Abstained
                                                                     ---                    -------              ---------
            David J. Butters                                         15,542,126            110,428
            Bernard J. Duroc-Danner                                  15,542,126            110,428
            Uriel E. Dutton                                          15,542,094            110,460
            Eliot M. Fried                                           15,542,126            110,428
            Sheldon S. Gordon                                        15,643,294              9,260
            Sheldon B. Lubar                                         15,643,326              9,228
            Robert B. Millard                                        15,542,110            110,444
            Robert A. Rayne                                          15,643,294              9,260

Amendment to the Company's Certificate of Incorporation              15,498,993            146,652                 6,909

Amendment to the Company's 1992 Employee
            Stock Option Plan                                        15,516,005            127,692                 8,357

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit:
                                                                            Page
                                                                            ----
        4.1  Credit Agreement among the Company, the Subsidiary
             Guarantors, the Lenders defined therein and The Chase
             Manhattan Bank, N.A. dated as of June 26, 1996, including the form of Notes (incorporated by reference to Exhibit
             No. 4.5 to the Registration Statement on Form S-3;
             Registration No. 333-06715)

        27   Financial Data Schedule . . . . . . . . . . . . . . . . . . .   23

    (b) Reports on Form 8-K:

        (1) Amendment No. 2 to Current Report on Form 8-K dated June 30, 1995 on Form 8-K/A as filed on May 8, 1996, containing the consent of independent public accountants with respect to the financial statements of Prideco, Inc.

        (2) Current Report on Form 8-K dated June 24, 1996, reporting (i) the execution of an agreement by the Company to acquire Tubular Corporation of America ("TCA"), (ii) the execution of an agreement by the Company to acquire two drilling rigs from Noble Drilling Corporation and (iii) the redeployment of a drilling rig to Nigeria to work under contract for Chevron Nigeria Limited, and containing the financial statements of TCA.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ENERGY VENTURES, INC.



                              By:     /s/ James G. Kiley
                                      -------------------------------------
                                      James G. Kiley
                                      Vice President and Chief Financial Officer
                                     (Principal Financial Officer)



                              By:     /s/ Frances R. Powell
                                      -------------------------------------
                                      Frances R. Powell
                                      Vice President, Accounting and Controller
                                     (Principal Accounting Officer)

Date:  August 14, 1996

                              INDEX TO EXHIBITS




        4.1  Credit Agreement among the Company, the Subsidiary
             Guarantors, the Lenders defined therein and The Chase Manhattan Bank, N.A. dated as of June 26, 1996, including the form of Notes (incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-3;
             Registration No. 333-06715)

        27   Financial Data Schedule