Form 10-Q
period 1996-09-30
ENERGY VENTURES INC /DE/
filed 1996-11-07
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                     OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from        to
                              --------  --------

Commission file number 0-7265


                            ENERGY VENTURES, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)


             Delaware                                            04-2515019
--------------------------------------                     ---------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)


     5 Post Oak Park, Houston, Texas                             77027-3415
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 (713) 297-8400
--------------------------------------------------------------------------------
               (Registrant's telephone number, include area code)

                                    NONE
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes  X    No
                                                                -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



      Title of Class                           Outstanding at October 28, 1996
      --------------                           -------------------------------
Common Stock, par value $1.00                           22,804,716

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (In thousands)

                                                           September 30,   December 31,
                                                               1996           1995
                                                           -------------   ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents  . . . . . . . . . . . . . . . .  $  11,555   $   4,517
   Accounts Receivable, Net of Allowance for Uncollectible
      Accounts of $1,118 at September 30, 1996 and $615
      at December 31, 1995  . . . . . . . . . . . . . . . . .    122,182     102,763

   Inventories        . . . . . . . . . . . . . . . . . . . .    150,423     117,936

Materials and Supplies  . . . . . . . . . . . . . . . . . . .     12,825      10,042

Prepaid Expenses and Other  . . . . . . . . . . . . . . . . .     16,542      14,316
                                                               ---------   ---------
                                                                 313,527     249,574
                                                               ---------   ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
   NET OF ACCUMULATED DEPRECIATION  . . . . . . . . . . . . .    287,704     192,702


EXCESS OF COST OVER FAIR VALUE OF NET TANGIBLE
   ASSETS OF BUSINESSES ACQUIRED, NET   . . . . . . . . . . .     72,168      37,398


OTHER ASSETS          . . . . . . . . . . . . . . . . . . . .     22,070      11,386
                                                               ---------   ---------
                                                               $ 695,469   $ 491,060
                                                               =========   =========
      LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
Short-Term Borrowings, Primarily Under Revolving Lines
   of Credit          . . . . . . . . . . . . . . . . . . . .  $  24,258   $   4,826
Current Maturities of Long-Term Debt  . . . . . . . . . . . .      4,596       5,894
Accounts Payable      . . . . . . . . . . . . . . . . . . . .     73,997      53,703
Other Accrued Liabilities . . . . . . . . . . . . . . . . . .     60,131      32,693
                                                               ---------   ---------
                                                                 162,982      97,116
                                                               ---------   ---------

LONG-TERM DEBT        . . . . . . . . . . . . . . . . . . . .    126,472     126,849


DEFERRED INCOME TAXES, NET  . . . . . . . . . . . . . . . . .     28,476      32,926


OTHER LIABILITIES     . . . . . . . . . . . . . . . . . . . .      4,859       6,103

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
Common Stock          . . . . . . . . . . . . . . . . . . . .     22,940      18,522
Capital in Excess of Par Value  . . . . . . . . . . . . . . .    281,317     157,953
Retained Earnings     . . . . . . . . . . . . . . . . . . . .     79,336      60,167
Cumulative Foreign Currency Translation Adjustment                (8,537)     (6,915)
Treasury Stock, at Cost . . . . . . . . . . . . . . . . . . .     (2,376)     (1,661)
                                                               ---------   ---------
                                                                 372,680     228,066
                                                               ---------   ---------
                                                               $ 695,469   $ 491,060
                                                               =========   =========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                  Three Months          Nine Months
                                                              Ended September 30,    Ended September 30,
                                                            ---------------------    --------------------
                                                               1996       1995         1996         1995
                                                            ---------   ---------    ---------   ---------
                                                                 (In thousands, except per share amounts)
REVENUES  . . . . . . . . . . . . . . . . . . . . . .       $ 160,632   $  93,797   $ 390,560   $  246,204
                                                            ---------   ---------   ---------   ----------

COSTS AND EXPENSES:
    Cost of Sales   . . . . . . . . . . . . . . . . .         123,729      69,541     297,672      182,347
    Selling, General and Administrative Attributable
         to Segments  . . . . . . . . . . . . . . . .          16,207      13,804      45,393       37,260
    Corporate General and Administrative  . . . . . .           1,627       1,257       4,665        3,861
                                                            ---------   ---------   ---------   ----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . .          19,069       9,195      42,830       22,736
                                                            ---------   ---------   ---------   ----------

OTHER INCOME (EXPENSE):
    Interest Expense  . . . . . . . . . . . . . . . .          (4,271)     (4,722)    (12,653)     (12,883)
    Other, Net  . . . . . . . . . . . . . . . . . . .             215         212         438          205
                                                            ---------   ---------   ---------   ----------

INCOME BEFORE INCOME TAXES AND
         EXTRAORDINARY CHARGE . . . . . . . . . . . .          15,013       4,685      30,615       10,058

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . .           5,254       1,129      10,715        3,118
                                                            ---------   ---------   ---------   ----------

INCOME BEFORE EXTRAORDINARY CHARGE  . . . . . . . . .           9,759       3,556      19,900        6,940

EXTRAORDINARY CHARGE, NET OF TAXES  . . . . . . . . .              --          --        (731)          --
                                                            ---------   ---------   ---------   ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . .       $   9,759   $   3,556   $  19,169   $    6,940
                                                            =========   =========   =========   ==========

EARNINGS PER SHARE:

    Income Before Extraordinary Charge  . . . . . . .       $    0.45   $    0.24   $    1.02   $     0.51
    Extraordinary Charge  . . . . . . . . . . . . . .              --          --       (0.04)          --
                                                            ---------   ---------   ---------   ----------
    Net Income Per Share  . . . . . . . . . . . . . .       $    0.45   $    0.24   $    0.98   $     0.51
                                                            =========   =========   =========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING . . . . . . . . .          21,513      15,099      19,528       13,490
                                                            =========   =========   =========   ==========





 The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                             1996                   1995
                                                                           -------                 ------
                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . .    $  19,169               $   6,940
     Adjustments to Reconcile Net Income to Net Cash
         Provided (Used) by Operations:
            Depreciation and Amortization . . . . . . . . . . . . . .       20,410                  14,363
            Oil Country Tubular Ltd. Deposit  . . . . . . . . . . . .       (8,000)                     --
            Deferred Income Tax Provision . . . . . . . . . . . . . .        1,318                     638
            Extraordinary Charge, Net . . . . . . . . . . . . . . . .          731                      --
            (Gain) Loss on Sale of Assets . . . . . . . . . . . . . .         (333)                     27
            Provision for Uncollectible Accounts Receivable . . . . .          658                     300
            Change in Operating Assets and Liabilities, Net of Effects
               of Businesses Acquired . . . . . . . . . . . . . . . .      (33,299)                (43,480)
                                                                         ---------               ---------
         Net Cash Provided (Used) by Operating Activities . . . . . .          654                 (21,212)
                                                                         ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Businesses, Net of Cash Acquired  . . . . . . . .      (67,155)                 (8,263)
     Capital Expenditures for Property, Plant and Equipment   . . . .      (34,029)                (17,559)
     Other, Net   . . . . . . . . . . . . . . . . . . . . . . . . . .        1,604                     917
                                                                         ---------               ---------
         Net Cash Used by Investing Activities  . . . . . . . . . . .      (99,580)                (24,905)
                                                                         ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock, Net  . . . . . . . . . . . . . . . . .      100,893                  63,618
     Line of Credit Termination Costs   . . . . . . . . . . . . . . .       (1,125)                     --
     Line of Credit Issuance Costs  . . . . . . . . . . . . . . . . .       (1,602)                     --
     Borrowings (Repayments) Under Revolving Lines of Credit, Net   .       19,432                 (12,272)
     Borrowings (Repayments) on Term Debt, Net  . . . . . . . . . . .      (13,501)                    780
     Other, Net   . . . . . . . . . . . . . . . . . . . . . . . . . .        1,960                      78
                                                                         ---------               ---------
         Net Cash Provided by Financing Activities  . . . . . . . . .      106,057                  52,204
                                                                         ---------               ---------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH  . . . . . . . . . . . . . .          (93)                    142
                                                                         ---------               ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .        7,038                   6,229
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . .        4,517                   3,144
                                                                         ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . .    $  11,555               $   9,373
                                                                         =========               =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest Paid, Net of Amounts Capitalized  . . . . . . . . . . .    $  15,431               $  15,355
     Income Taxes Paid, Net of Refunds  . . . . . . . . . . . . . . .    $   4,816               $   1,660





 The accompanying notes are an integral part of these consolidated condensed financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  General

     The unaudited consolidated condensed financial statements included herein have been prepared by Energy Ventures, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

(2)  Inventories

     Inventories by category are as follows:

                                                   September 30,         December 31,
                                                       1996                   1995
                                                   -------------         ------------
                                                             (in thousands)
           Raw materials and components               $  83,996          $   61,578
           Work in process                               25,329              17,167
           Finished goods                                41,098              39,191
                                                      ---------          ----------
                                                      $ 150,423          $  117,936
                                                      =========          ==========

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

(3)  Acquisitions

     The Company acquired Superior Tube Limited ("Superior"), an Alberta, Canada based premium tubular manufacturer, for total cash consideration of approximately $16 million on September 4, 1996.

     On August 22, 1996, the Company acquired two barge drilling rigs located in Nigeria for $24.5 million cash and a $7.5 million drill pipe credit.

     On August 5, 1996, the Company acquired Tubular Corporation of America, Inc. ("TCA") for approximately 500,000 shares of Common Stock, $14.35 million cash, a $650,000 note due January 1997 and assumed debt of approximately $15 million. TCA manufactures premium casing, which expands the range of the Company's premium tubular products line to add a broader line of premium casing.

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

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The allocations of the purchase price to the fair market values of the net assets acquired in the 1996 acquisitions are based on preliminary estimates of the fair market value and may be revised when additional information concerning asset and liability valuations is obtained. The results of operations related to the acquisitions of Superior, two barge drilling rigs in Nigeria, Production Specialties and ENERPRO are not material to the Company's consolidated financial position or results of operations; therefore, pro forma information is not presented.

     The following table presents selected unaudited consolidated financial information for the Company on a pro forma basis assuming the TCA and Prideco acquisitions had occurred on January 1, 1995. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had the transactions been consummated as of January 1, 1995, or that may be achieved in the future.

                                                                    NINE MONTHS  ENDED    NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                                                    ------------------    ------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Revenues . . . . . . . . . . . . . . . . . . . . . . .        $  418,820             $ 311,199
         Income before extraordinary charge . . . . . . . . . .        $   21,848             $   8,800
         Net Income . . . . . . . . . . . . . . . . . . . . . .        $   21,117             $   8,800
         Earnings per share from continuing operations  . . . .        $     1.10             $    0.57
         Net Income per common share  . . . . . . . . . . . . .        $     1.06             $    0.57


(4)  Short-Term Borrowings and Lines of Credit

         On June 26, 1996, the Company entered into a new $120 million working capital facility, of which $90 million is designated as a borrowing base revolving line of credit and up to $30 million is available for working capital borrowings through December 31, 1996. Borrowings under the revolving line of credit are subject to certain borrowing base requirements relating to the Company's accounts receivable and inventory securing the borrowings. The revolving line of credit extends through June 30, 1999, and borrowings under the $30 million portion of the facility are amortized over a three year period beginning June 30, 1997. Borrowings under the facility bear interest at a variable rate based on a LIBOR option and base rate option dependent on certain ratios and are secured by the Company's domestic accounts receivables, inventory and stock of various of the Company's domestic and foreign subsidiaries. The interest rate payable under this facility at September 30, 1996, was 6.95%. The facility contains customary affirmative and negative covenants relating to working capital, earnings and net worth. The facility also imposes limitations on the Company's and its subsidiaries' use of funds for future acquisitions and capital expenditures, the incurrence of additional debt and other operational matters and certain expenditures, as well as prohibitions on the declaration and payment of dividends by the Company. At September 30, 1996, the Company was limited under this facility in the amount of dividends, distributions and other restricted payments that could be made by it to $132 million. The Company's new facility replaces the Company's prior U.S. working capital line of credit, which had higher borrowing costs and more restrictive operational covenants. In the second quarter of 1996, the Company incurred an extraordinary charge of $731,000, net of taxes of $394,000, relating to the termination of its prior working capital facility.

(5)  Long-Term Debt

     On March 24, 1994, the Company sold pursuant to a private placement $120 million of 10.25% Senior Notes due 2004. In July 1994, substantially all of these notes were exchanged for a substantially identical series of 10.25% Senior Notes due 2004 with semi-annual interest payments in March and September. Both issues of Senior Notes were issued pursuant to the terms of an Indenture dated March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. See Note 9.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(6)  Public Stock Offering

     In August 1996, the Company completed a public offering of 3,450,000 shares of its Common Stock ("Public Offering"). The net proceeds of this offering were approximately $101 million.

(7)  Subsequent Events

         On October 21, 1996, the Company entered into an agreement to acquire Arrow Completion Systems ("Arrow") for total cash consideration of approximately $21.5 million. Upon completion of the acquisition, the operations of Arrow will be integrated into the production equipment division. The acquisition of Arrow is subject to various conditions, including the receipt of all required regulatory approvals and expiration of all waiting periods. The transaction is expected to close prior to December 31, 1996.

         On October 11, 1996, the Company entered into a $3.9 million settlement plus accrued interest of $2.5 million with the United States Internal Revenue Service (the "IRS") relating to the August 1994 letter received by the Company from the IRS whereby such letter proposed to increase the gain recognized by the Company upon the dissolution in October 1990 of a joint venture ("COLEVE") with Columbia Gas Development Corporation ("Columbia"). The IRS had proposed to seek payment of a tax liability of approximately $14.1 million plus accrued interest thereon, and included $3.4 million of taxes relating to the proposed disallowance of certain interest deductions taken by the Company with respect to COLEVE that was the subject of a similar letter received by the Company in the fourth quarter of 1993. The tax liability with respect to these matters has been previously provided for as a deferred tax liability in the Company's financial statements. This settlement is currently expected to result in the Company recognizing an approximate $4 million tax benefit in the fourth quarter due to the elimination of certain previously accrued deferred taxes that will no longer be required to be paid as a result of the settlement.

         On October 1, 1996, the Company acquired the stock of Irmaos Geremia LTDA. ("Geremia"), a Porto Alegre, Brazil based designer, manufacturer and marketer of progressive cavity pumps, for approximately $24 million in cash and assumed debt. Geremia will be integrated into the Company's artificial lift and completion tool business.

         On September 14, 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Parker Drilling Company, a Delaware corporation ("Parker"), providing for the sale of the Company's Mallard Bay rig contracting division ("Mallard") to Parker in exchange for a total consideration of $338 million, consisting of $313 million in cash and $25 million in shares of Parker's Series D Convertible Preferred Stock. The purchase price is subject to adjustment for certain changes in working capital and other assets. The Company is also obligated under the Stock Purchase Agreement to transfer certain assets to Mallard and to release, assume or satisfy certain liabilities with respect to Mallard.

         The proposed disposition of Mallard will permit the Company to focus its resources and efforts on the continued growth of its tubular products and oilfield equipment manufacturing operations. The Company intends to use the net after tax proceeds from the Mallard sale to make acquisitions aimed at taking advantage of the consolidation and growth in these markets. The closing of the sale of Mallard is subject to certain conditions, including the completion of necessary financing by Parker, and the receipt of all required regulatory approvals. Although there can be no assurance that the Mallard sale will be closed, the Company currently anticipates that the sale will be consummated in mid-November 1996.

         Revenues and net income attributable to Mallard's operations were $66.9 million and $5.6 million, for the nine months ended 1996 and $59.5 million and $7.0 million for the nine months ended 1995. Upon the consummation of the Mallard sale, Mallard's results of operations will be reflected as discontinued operations in the Company's consolidated financial statements.

   (8) Reclassifications

     Certain reclassifications of prior period balances have been made to conform such amounts to corresponding September 30, 1996 classifications.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9) Condensed Consolidating Financial Statements

    The $120 million Senior Notes which are described in Note 5 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of September 30, 1996 and December 31, 1995, and the related condensed consolidating statements of income for the three and nine month periods ended September 30, 1996 and 1995, and cash flows for the nine month periods ended September 30, 1996 and 1995, have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                                         NON-
                                             PARENT    GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                           ---------   ----------     ----------     ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents   . . . .      $   6,167   $    4,342     $    1,046     $       --     $  11,555
  Other Current Assets  . . . . . . .          1,488      229,477         71,007             --       301,972
                                           ---------   ----------     ----------     ----------     ---------
                                               7,655      233,819         72,053             --       313,527
                                           ---------   ----------     ----------     ----------     ---------

PROPERTY, PLANT AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION  . . . . . . . . . . .          1,052      252,563         34,089             --       287,704

INTERCOMPANY AND INVESTMENT
  IN SUBSIDIARIES, NET  . . . . . . .        492,698     (218,154)       (38,735)      (235,809)           --

OTHER ASSETS  . . . . . . . . . . . .          4,957       65,455         23,826             --        94,238
                                           ---------   ----------     ----------     ----------     ---------
                                           $ 506,362   $  333,683     $   91,233     $ (235,809)    $ 695,469
                                           =========   ==========     ==========     ==========     =========


LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings   . . . . . .      $  20,000   $       --     $    4,258     $       --     $  24,258
  Current Maturities of Long-Term Debt            --        4,005            591             --         4,596
  Accounts Payable and Other Accrued
    Liabilities   . . . . . . . . . .         (1,375)     110,855         24,648             --       134,128
                                           ---------   ----------     ----------     ----------     ---------
                                              18,625      114,860         29,497             --       162,982
                                           ---------   ----------     ----------     ----------     ---------
LONG-TERM DEBT  . . . . . . . . . . .        120,000        5,295          1,177             --       126,472

OTHER LIABILITIES . . . . . . . . . .         (4,943)      22,152         16,126             --        33,335
                                           ---------   ----------     ----------     ----------     ---------

STOCKHOLDERS' INVESTMENT  . . . . . .        372,680      191,376         44,433       (235,809)      372,680
                                           ---------   ----------     ----------     ----------     ---------
                                           $ 506,362   $  333,683     $   91,233     $ (235,809)    $ 695,469
                                           =========   ==========     ==========     ==========     =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)  Condensed Consolidating Financial Statements - (Continued)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                        NON-
                                            PARENT     GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                           --------    ----------    ----------    ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents   . . .        $    532    $    2,985     $   1,000    $         --     $   4,517
  Other Current Assets  . . . . . .           1,564       208,342        35,151              --       245,057
                                           --------    ----------     ---------    ------------     ---------
                                              2,096       211,327        36,151              --       249,574
                                           --------    ----------     ---------    ------------     ---------

PROPERTY, PLANT AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION  . . . . . . . . . .             159       177,945        14,598              --       192,702

INTERCOMPANY AND INVESTMENT
  IN SUBSIDIARIES, NET  . . . . . .         342,844      (169,154)       18,417        (192,107)           --

OTHER ASSETS  . . . . . . . . . . .           4,969        47,079        (3,264)             --        48,784
                                           --------    ----------     ---------    ------------     ---------
                                           $350,068    $  267,197     $  65,902    $   (192,107)    $ 491,060
                                           ========    ==========     =========    ============     =========

LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

CURRENT LIABILITIES:
  Short-Term Borrowings   . . . . .        $     --    $      795     $   4,031    $         --     $   4,826
  Current Maturities of Long-Term Debt           --         5,484           410              --         5,894
  Accounts Payable and Other Accrued
     Liabilities  . . . . . . . . .           4,055        72,451         9,890              --        86,396
                                           --------    ----------     ---------    ------------     ---------
                                              4,055        78,730        14,331              --        97,116
                                           --------    ----------     ---------    ------------     ---------

LONG-TERM DEBT  . . . . . . . . . .         120,000         6,262           587              --       126,849

OTHER LIABILITIES . . . . . . . . .          (2,053)       22,394        18,688              --        39,029
                                           --------    ----------     ---------    ------------     ---------

STOCKHOLDERS' INVESTMENT  . . . . .         228,066       159,811        32,296        (192,107)      228,066
                                           --------    ----------     ---------    ------------     ---------
                                           $350,068    $  267,197     $  65,902    $   (192,107)    $ 491,060
                                           ========    ==========     =========    ============     =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)  Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                                         NON-
                                            PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                           --------    ----------     ----------    ------------  ------------
REVENUES  . . . . . . . . . . . . . . .    $     --    $  306,290     $   84,270     $        --   $ 390,560

COSTS AND EXPENSES  . . . . . . . . . .       4,665       276,265         66,800              --     347,730
                                           --------    ----------     ----------     -----------   ---------

OPERATING INCOME (LOSS) . . . . . . . .      (4,665)       30,025         17,470              --      42,830
                                           --------    ----------     ----------     -----------   ---------

OTHER INCOME (EXPENSE)
  Interest Expense  . . . . . . . . . .      (2,382)      (10,518)           247              --     (12,653)
  Equity in Subsidiaries, Net of Taxes       21,121            --             --         (21,121)         --
  Other, Net  . . . . . . . . . . . . .         198           301            (61)             --         438
                                           --------    ----------     ----------     -----------   ---------

INCOME BEFORE INCOME TAXES  . . . . . .      14,272        19,808         17,656         (21,121)     30,615

PROVISION (BENEFIT) FOR INCOME TAXES  .      (4,897)        9,804          5,808              --      10,715
                                           --------    ----------     ----------     -----------   ---------

INCOME BEFORE EXTRAORDINARY CHARGE  . .      19,169        10,004         11,848         (21,121)     19,900

EXTRAORDINARY CHARGE, NET OF TAXES  . .          --          (731)            --              --        (731)
                                           --------    ----------     ----------     -----------   ---------

NET INCOME  . . . . . . . . . . . . . .    $ 19,169    $    9,273     $   11,848     $   (21,121)  $  19,169
                                           ========    ==========     ==========     ===========   =========




                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                         NON-
                                            PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                           --------    ----------     ----------    ------------  ------------
REVENUES  . . . . . . . . . . . . . .  .   $     --    $  203,761     $   42,443     $        --   $ 246,204

COSTS AND EXPENSES  . . . . . . . . . .       3,861       184,757         34,850              --     223,468
                                           --------    ----------     ----------     -----------   ---------

OPERATING INCOME (LOSS) . . . . . . . .      (3,861)       19,004          7,593              --      22,736
                                           --------    ----------     ----------     -----------   ---------

OTHER INCOME (EXPENSE)
    Interest Expense  . . . . . . . . .      (6,338)       (6,555)            10              --     (12,883)
    Equity in Subsidiaries, Net of Taxes     13,936            --             --         (13,936)         --
    Other, Net  . . . . . . . . . . . .          63           476           (334)             --         205
                                           --------    ----------     ----------     -----------   ---------
INCOME BEFORE INCOME TAXES  . . . . . .       3,800        12,925          7,269         (13,936)     10,058

PROVISION (BENEFIT) FOR INCOME TAXES  .      (3,140)        3,348          2,910              --       3,118
                                           --------    ----------     ----------     -----------   ---------

NET INCOME  . . . . . . . . . . . . . .    $  6,940    $    9,577     $    4,359     $   (13,936)  $   6,940
                                           ========    ==========     ==========     ===========   =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)  Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                                         NON-
                                            PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                           --------    ----------     ----------    ------------  ------------
REVENUES  . . . . . . . . . . . . . . .    $     --    $  121,203     $   39,429     $        --   $ 160,632

COSTS AND EXPENSES  . . . . . . . . . .       1,627       107,338         32,598              --     141,563
                                           --------    ----------     ----------     -----------   ---------

OPERATING INCOME (LOSS) . . . . . . . .      (1,627)       13,865          6,831              --      19,069
                                           --------    ----------     ----------     -----------   ---------

OTHER INCOME (EXPENSE)
  Interest Expense  . . . . . . . . . .      (3,813)         (525)            67              --      (4,271)
  Equity in Subsidiaries, Net of Taxes       12,345            --             --         (12,345)         --
  Other, net  . . . . . . . . . . . . .         191            82            (58)             --         215
                                           --------    ----------     ----------     -----------   ---------

INCOME BEFORE INCOME TAXES  . . . . . .       7,096        13,422          6,840         (12,345)     15,013

PROVISION (BENEFIT) FOR INCOME TAXES  .      (2,663)        5,995          1,922              --       5,254
                                           --------    ----------     ----------     -----------   ---------

NET INCOME  . . . . . . . . . . . . . .    $  9,759    $    7,427     $    4,918     $   (12,345)  $   9,759
                                           ========    ==========     ==========     ===========   =========





                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                         NON-
                                            PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                           --------    ----------     ----------    ------------  ------------
REVENUES  . . . . . . . . . . . . . . .    $     --    $   77,311     $   16,486     $        --   $  93,797

COSTS AND EXPENSES  . . . . . . . . . .       1,257        69,994         13,351              --      84,602
                                           --------    ----------     ----------     -----------   ---------

OPERATING INCOME (LOSS) . . . . . . . .      (1,257)        7,317          3,135              --       9,195
                                           --------    ----------     ----------     -----------   ---------

OTHER INCOME (EXPENSE)
    Interest Expense  . . . . . . . . .      (2,107)       (2,601)           (14)             --      (4,722)
    Equity in Subsidiaries, Net of Taxes      5,823            --             --          (5,823)         --
    Other, Net  . . . . . . . . . . . .          30           178              4              --         212
                                           --------    ----------     ----------     -----------   ---------

INCOME BEFORE INCOME TAXES  . . . . . .       2,489         4,894          3,125          (5,823)      4,685

PROVISION (BENEFIT) FOR INCOME TAXES  .      (1,067)        1,041          1,155              --       1,129
                                           --------    ----------     ----------     -----------   ---------

NET INCOME  . . . . . . . . . . . . . .    $  3,556    $    3,853     $    1,970     $    (5,823)  $   3,556
                                           ========    ==========     ==========     ===========   =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)  Condensed Consolidating Financial Statements - (Continued)


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                                                        NON-
                                                           PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                          --------    ----------     ----------    ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income  . . . . . . . . . . . . . . . . . . . .     $ 19,169    $    9,273     $   11,848     $   (21,121)  $  19,169
  Equity in Earnings of Subsidiaries  . . . . . . . .      (21,121)           --             --          21,121          --
  Other Adjustments and Changes   . . . . . . . . . .       (9,054)       27,016        (36,477)             --     (18,515)
                                                          --------    ----------     ----------     -----------   ---------
    Net Cash Provided (Used) by Operations  . . . . .      (11,006)       36,289        (24,629)             --         654
                                                          --------    ----------     ----------     -----------   ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Acquisition of Businesses, Net of Cash
    Acquired  . . . . . . . . . . . . . . . . . . . .           --       (47,093)       (20,062)             --     (67,155)
  Capital Expenditures for Property, Plant
    and Equipment   . . . . . . . . . . . . . . . . .          (61)      (23,209)       (10,759)             --     (34,029)
  Other, Net  . . . . . . . . . . . . . . . . . . . .           --           881            723              --       1,604
                                                          --------    ----------     ----------     -----------   ---------
    Net Cash Used by Investing Activities . . . . . .          (61)      (69,421)       (30,098)             --     (99,580)
                                                          --------    ----------     ----------     -----------   ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuance of Common Stock, Net   . . . . . . . . . .      100,893            --             --              --     100,893
  Borrowings (Repayments) Under Revolving
    Lines of Credit, Net  . . . . . . . . . . . . . .       20,000          (795)           227              --      19,432
  Repayments on Term Debt   . . . . . . . . . . . . .           --       (13,165)          (338)             --     (13,503)
  (Increase) Decrease in amounts due to and
      from Subsidiaries, Net  . . . . . . . . . . . .     (104,191)       49,640         54,551                          --
  Other, Net  . . . . . . . . . . . . . . . . . . . .           --        (1,191)           426              --        (765)
                                                          --------    ----------     ----------     -----------   ---------
    Net Cash Provided by Financing
      Activities  . . . . . . . . . . . . . . . . . .       16,702        34,489         54,866              --     106,057
                                                          --------    ----------     ----------     -----------   ---------


Effect of Translation Adjustment on Cash  . . . . . .           --            --            (93)             --         (93)
                                                          --------    ----------     ----------     -----------   ---------

Net Increase in Cash and Cash Equivalents . . . . . .        5,635         1,357             46              --       7,038

Cash and Cash Equivalents at Beginning of
  Period  . . . . . . . . . . . . . . . . . . . . . .          532         2,985          1,000              --       4,517
                                                          --------    ----------     ----------     -----------   ---------

Cash and Cash Equivalents at End of Period  . . . . .     $  6,167    $    4,342     $    1,046     $        --   $  11,555
                                                          ========    ==========     ==========     ===========   =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)  Condensed Consolidating Financial Statements - (Continued)


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                                        NON-
                                                           PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                          --------    ----------     ----------    ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net Income (Loss)   . . . . . . . . . . . . . . . . .  $  6,940    $    9,577     $    4,359     $   (13,936)  $   6,940
   Equity in Earnings of Subsidiaries  . . . . . . . . .   (13,936)           --             --          13,936          --
   Other Adjustments and Changes . . . . . . . . . . . .    (5,160)      (16,521)        (6,471)             --     (28,152)
                                                          --------    ----------     ----------     -----------   ---------
    Net Cash Used by Operations  . . . . . . . . . . . .   (12,156)       (6,944)        (2,112)             --     (21,212)
                                                          --------    ----------     ----------     -----------   ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Acquisition of Businesses, Net of Cash
    Acquired . . . . . . . . . . . . . . . . . . . . . .        --        (8,263)            --              --      (8,263)
   Capital Expenditures for Property, Plant
    and Equipment  . . . . . . . . . . . . . . . . . . .       (17)      (14,624)        (2,918)             --     (17,559)
   Other, Net  . . . . . . . . . . . . . . . . . . . . .        --           797            120              --         917
                                                          --------    ----------     ----------     -----------   ---------
    Net Cash Used by Investing Activities  . . . . . . .       (17)      (22,090)        (2,798)             --     (24,905)
                                                          --------    ----------     ----------     -----------   ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Issuance of Common Stock, Net   . . . . . . . . . . .    63,618            --             --              --      63,618
   Borrowings (Repayments) Under Revolving
    Lines of Credit, Net   . . . . . . . . . . . . . . .        --       (13,627)         1,355              --     (12,272)
   Borrowings Under Term Debt  . . . . . . . . . . . . .        --         3,844              3              --       3,847
   Repayments on Term Debt   . . . . . . . . . . . . . .        --        (2,225)          (842)             --      (3,067)
   (Increase) Decrease in amounts due to and
    from  Subsidiaries, Net  . . . . . . . . . . . . . .   (45,815)       42,254          3,561              --          --
   Other, Net  . . . . . . . . . . . . . . . . . . . . .        78            --             --              --          78
                                                          --------    ----------     ----------     -----------   ---------
    Net Cash Provided by Financing Activities  . . . . .    17,881        30,246          4,077              --      52,204
                                                          --------    ----------     ----------     -----------   ---------

Effect of Translation Adjustment on Cash . . . . . . . .        --            45             97              --         142
                                                          --------    ----------     ----------     -----------   ---------

Net Increase (Decrease) in Cash and Cash
  Equivalents    . . . . . . . . . . . . . . . . . . . .     5,708         1,257           (736)             --       6,229

Cash and Cash Equivalents at Beginning of
  Period   . . . . . . . . . . . . . . . . . . . . . . .       166         1,593          1,385              --       3,144
                                                          --------    ----------     ----------     -----------   ---------

Cash and Cash Equivalents at End of  Period  . . . . . .  $  5,874    $    2,850     $      649     $        --   $   9,373
                                                          ========    ==========     ==========     ===========   =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)  Condensed Consolidating Financial Statements - (Continued)

A.  SIGNIFICANT ACCOUNTING POLICIES

  Reclassifications

    Certain reclassifications of prior year balances have been made to conform such amounts to corresponding September 30, 1996 classifications.

  Elimination Entries

    Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B.  OTHER

    Notes 1 through 8 should be read in conjunction with the Condensed Consolidating Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is an international manufacturer and supplier of oilfield equipment and contract drilling services. The Company manufactures and markets drill pipe and premium tubular products and production equipment through its oilfield equipment segment and provides contract drilling and workover services through its contract drilling segment. In recent periods, the Company has benefited from the continuing consolidation in the markets in which it competes, improved market conditions, in particular for drill pipe and premium tubulars, and increased revenues from focused acquisitions. These factors have resulted in the Company achieving record results for the three and nine months ended September 30, 1996.

         Income before extraordinary charge for the third quarter of 1996 was $9.8 million, or $.45 per share, on revenues of $160.6 million compared to income before extraordinary charge for the third quarter of 1995 of $3.6 million or $.24 per share, on revenues of $93.8 million. Income before extraordinary charge for the nine months ended September 30, 1996 was $19.9 million, or $1.02 per share, on revenues of $390.6 million compared to income before extraordinary charge for the nine months ended September 30, 1995 of $6.9 million or $.51 per share, on revenues of $246.2 million. The increase in income before extraordinary charge for the 1996 periods was primarily attributable to increased sales and margins of drill pipe and other tubular products. Improved results also reflected the Company's acquisition of Prideco Inc. in June 1995 and the acquisitions in the tubular products division of ENERPRO International, Inc. ("ENERPRO") in May 1996, Tubular Corporation of America ("TCA") in August 1996 and the operating assets of Superior Tube Limited ("Superior") in September 1996.

         During the first three quarters of 1996, the Company completed a number of strategic acquisitions in both its tubular products division and its production equipment division. Acquisitions in the tubular products division were focused on increasing the Company's premium tubular product line and manufacturing capacity. Acquisitions in the production equipment division were focused on expanding the Company's manufacturing of progressive cavity pumps and adding gas lift to the Company's line of artificial lift products. The Company also completed its manufacturing arrangement in India with Oil Country Tubular Limited ("OCTL"), which provides the Company with a manufacturing base for sales of drill pipe, casing and other premium tubulars into the growing Eastern Hemisphere markets.

         On September 14, 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Parker Drilling Company, a Delaware corporation ("Parker"), providing for the sale of the Company's Mallard Bay rig contracting division ("Mallard") to Parker in exchange for a total consideration of $338 million, consisting of $313 million in cash and $25 million in shares of Parker's Series D Convertible Preferred Stock. The purchase price is subject to adjustment for certain changes in working capital and other assets. The Company is also obligated under the Stock Purchase Agreement to transfer certain assets to Mallard and to release, assume or satisfy certain liabilities with respect to Mallard.

         The proposed disposition of Mallard will permit the Company to focus its resources and efforts on the continued growth of its tubular products and oilfield equipment manufacturing operations. The Company intends to use the net after tax proceeds from the Mallard sale to make acquisitions aimed at taking advantage of the consolidation and growth in these markets. The closing of the sale of Mallard is subject to certain conditions, including the completion of necessary financing by Parker, and the receipt of all required regulatory approvals. Although there can be no assurance that the Mallard sale will be closed, the Company currently anticipates that the sale will be consummated in mid-November.

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

         The Company's overall domestic rig utilization was up for the third quarter of 1996. The Company's contract drilling segment experienced higher domestic demand and utilization for its rigs in the third quarter of 1996 as compared to the third quarter of 1995. This segment was affected by the high costs relating to its Argentina operations and lower operating income in Peru due to the curtailment of operations by the Company's customer in Peru. In August 1996, the Company completed the acquisition of two barge drilling rigs for approximately $32 million, consisting of $24.5 million cash and a $7.5 million drill pipe credit which will operate under a three year contract for each rig with Shell Petroleum Development Company of Nigeria, Ltd. Operations under such contracts commenced in late August 1996.

         The Company currently expects that 1996 results will continue to benefit from strong tubular sales and from the 1995 Prideco, Inc. acquisition and the 1996 acquisitions. Results, however, will be dependent on market conditions, in particular the level of drilling activity in the U.S. Gulf Coast and demand for drill pipe and other tubular products. Accordingly, there can be no assurance as to future results or profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Oilfield Equipment Segment

         Sales of tubular products in the third quarter of 1996 were $99.5 million compared to $42.9 million in 1995. Operating income associated with the tubular products division in the third quarter of 1996 was $13.9 million as compared to $4.9 million in 1995. Third quarter 1996 results reflected an 87% increase in sales of drill pipe and a 410% increase in sales of premium tubulars. The increase in drill pipe sales reflected the Company's June 1995 acquisition of Prideco, Inc. and an overall increase in demand for drill pipe. The increase in demand for drill pipe reflected increased drilling activity, particularly offshore, and a continuing decline in the supply of used drill pipe inventory, against which the Company has historically competed. The increase in sales of premium tubulars reflected the acquisitions of ENERPRO, TCA and Superior and an increase in demand associated with increased natural gas and offshore exploration and production activity. The improvement in operating income reflected the effects of increased sales, lower average costs and improved pricing. Price improvements, however, were partially offset by increases in the price of raw materials, particularly "green" tubing, the primary material used by the Company in the production of its tubular goods.

         Revenues in the third quarter of 1996 from sales of drill pipe manufactured at the OCTL facility in India under the Company's manufacturing arrangement with OCTL did not materially contribute to the tubular products division. Sales of products manufactured at this facility on behalf of the Company began on June 1, 1996, and the Company expects that its sales of tubular products from this facility will gradually increase through the remainder of the year as the utilization of this facility increases. The Company, however, expects some production inefficiencies to occur during the initial stages of this arrangement.

         The Company is currently in the process of implementing various manufacturing changes at its tubular division in light of recent acquisitions and to reduce costs and improve efficiencies. These changes include the closing of the Company's Bastrop, Texas facility and the relocation of various equipment and personnel to other facilities. The Company currently expects to incur approximately $4 million in expenses associated with these changes during the fourth quarter of 1996.

         Backlog for tubular products at September 30, 1996, including backlog of approximately $27 million at the OCTL facility, was approximately $150 million compared to $78.4 million at December 31, 1995. The Company currently expects that all of this backlog will be shipped within the next twelve months.

         Revenues and operating income at the Company's artificial lift and production equipment division were $34.8 million and $2.4 million, respectively, for the quarter ended September 30, 1996, compared to $29.3 million and $1.4 million, respectively, for the quarter ended September 30, 1995. Canadian and international sales, including sales in Brazil, for this division were strong during the third quarter of 1996, increasing by approximately 67% from 1995 levels. The third quarter 1996 results reflect a 36% increase in progressive cavity pump and Brazilian completion tool sales. The Company has also benefited from the reduction in manufacturing expenses from process efficiencies realized at the division's primary facilities. Third quarter 1996 sales did not include any sales from the Company's Highland Pump distribution business, which was sold in the first quarter of 1996 in connection with the Company's decision to focus the efforts of this division on manufacturing.

Contract Drilling Segment

         Revenues and operating income for the contract drilling segment were $26.3 million and $4.4 million, respectively, for the quarter ended September 30, 1996, as compared to $21.6 million and $4.2 million, respectively, for the quarter ended September 30, 1995.

         The average number of domestic barge rigs working during the third quarter of 1996 improved by approximately 6% from the third quarter of 1995. The increase in volume coupled with a modest improvement in domestic day rates resulted in an increase in domestic revenues from $15.1 million in the third quarter of 1995 to $16.7 million in the third quarter of 1996.

         The contract drilling segment's foreign operations, primarily in Nigeria, Peru and Argentina, contributed $9.6 million in revenues for the quarter ended September 30, 1996, compared to $6.5 million in the third quarter of 1995. The Company's Nigerian operations continued to operate profitably during the quarter and represented approximately 51% of the international revenues for this division during the quarter. Operating income from foreign operations in this segment was $1.1 million for the third quarter of 1996, which was $64,000 higher than for the third quarter of 1995. The increased revenues and operating income in Nigeria following the Company's August 1996 acquisition of two additional barge rigs in Nigeria, were offset by the high costs associated with the Company's Argentina operations and the Company's Peruvian operations, which had one of two rigs operating during the third quarter of 1996.

         Demand for the Company's domestic contract drilling and workover services will continue to be materially dependent on levels of exploration and development in the Gulf of Mexico and coastal and inland waters. The price of natural gas will also be a material factor affecting that demand.

         Assuming the consummation of the Company's proposed disposition of Mallard to Parker, the Company will cease its contract drilling business and will concentrate its operations on the businesses in its oilfield equipment segment.

General

         Corporate expenses as a percentage of revenues for the third quarter of 1996 was 1% as compared to 1.3% for the third quarter of 1995. The decrease in 1996 was primarily attributable to the growth in revenues from the Company's tubular products division.

         The Company's effective tax rate for the quarter ended September 30, 1996 was approximately 35% as compared to 24% for the quarter ended September 30, 1995. The 1995 rate primarily reflected the impact of the Company's ability to utilize foreign tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         For the first nine months of 1996, income before extraordinary charge was $19.9 million, or $1.02 per share, on revenues of $390.6 million compared to income before extraordinary charge of $6.9 million, or $.51 per share, on revenues of $246.2 million for the first nine months of 1995. Operating income for the first nine months of 1996 was $42.8 million compared to $22.7 million for the first nine months in 1995. The increase in income before extraordinary charge for the 1996 periods was primarily attributable to increased sales and margins of drill pipe and other tubular products.

         During the second quarter of 1996, the Company replaced its existing $60 million credit facility with a three year $120 million working capital line of credit. Borrowing costs under the new facility are currently approximately 2.5% lower than rates under the prior facility. See "Liquidity and Capital Resources". The termination of the Company's prior facility resulted in the Company incurring an extraordinary after tax charge of $731,000 or $.04 per share in the second quarter of 1996.

Oilfield Equipment Segment

         Revenues and operating income for the Company's tubular products in the first nine months of 1996 were $229 million and $31.7 million, respectively, compared to $99.2 million and $8.9 million, respectively, for the first nine months of 1995. The increase in revenues and operating income was primarily attributable to increased sales and margins for drill pipe and other tubular products. Revenues and operating income associated with the Company's artificial lift and production equipment division were $94.7 million and $6.1 million, respectively, for the nine months ended September 30, 1996, compared to $87.5 million and $5.8 million, respectively, for the nine months ended September 30, 1995. The 1996 increase was primarily attributable to the same factors affecting the increase in the third quarter of 1996.

Contract Drilling Segment

         Revenues and operating income for the contract drilling segment were $66.9 million and $9.7 million, respectively, for the nine months ended September 30, 1996, as compared to $59.5 million and $11.8 million, respectively, for the nine months ended September 30, 1995. The decline in operating income primarily resulted from the high costs associated with the Company's Argentina operations and because the Company's Peruvian operations had one of two rigs operating during 1996.

General

         Corporate expenses as a percentage of revenues was 1.2% for the nine months ended September 30, 1996 as compared to 1.6% for the nine months ended September 30, 1995. The decrease in 1996 was principally attributable to the growth in revenues from the Company's tubular products division.

         The Company's effective tax rate for the nine months ended September 30, 1996 was approximately 35% as compared to 31% for the nine months ended September 30, 1995. The 1995 rate was lower due to the impact in the Company's ability to utilize foreign tax credits.

CHANGE IN ACCOUNTING

         The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adoption of SFAS 121 had no impact on the Company's consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         In August 1996, the Company completed a public offering of 3,450,000 shares of its Common Stock. The net proceeds of this offering were approximately $101 million. The funds from the offering were utilized to fund the TCA acquisition, the Company's acquisition of two rigs in Nigeria and general corporate purposes.

         The proposed disposition of Mallard is currently expected to result in the Company receiving approximately $270 million after taxes. The Company currently intends to apply the net after tax proceeds from the Mallard sale to make acquisitions aimed at taking advantage of the consolidation and growth in the oilfield equipment markets.

         At September 30, 1996, the Company had cash and cash equivalents of approximately $11.6 million compared to approximately $4.5 million at December 31, 1995. At September 30, 1996, the Company's working capital was approximately $151 million compared to approximately $152 million at December 31, 1995. At September 30, 1996, the Company's debt to total capitalization ratio was approximately 29%.

         At September 30, 1996 and December 31, 1995, the Company had in place various working capital lines of credit secured by the inventory and receivables of the Company's subsidiaries. At September 30, 1996 and December 31, 1995, approximately $24.3 million and $4.8 million, respectively, had been borrowed under its revolving lines of credit and approximately $8.4 million and $5.1 million, respectively, had been used to support outstanding letters of credit. At September 30, 1996 and December 31, 1995, $92.9 million and $55.6 million, respectively, was available for additional borrowing under these credit facilities. The average interest rate under these facilities was 10.22% for fiscal 1995 and 9.0% for the first nine months of 1996.

         On June 26, 1996, the Company entered into a new $120 million working capital facility, of which $90 million is designated as a borrowing base revolving line of credit and up to $30 million is available for working capital borrowings through December 31, 1996. Borrowings under the revolving line of credit are subject to certain borrowing base requirements relating to the Company's accounts receivable and inventory securing the borrowings. The revolving line of credit extends through June 30, 1999, and borrowings under the $30 million portion of the facility are amortized over a three year period beginning June 30, 1997. Borrowings under the facility bear interest at a variable rate based on a LIBOR option and base rate option dependent on certain ratios and are secured by the Company's domestic accounts receivables, inventory and stock of various of the Company's domestic and foreign subsidiaries. The interest rate payable under this facility at September 30, 1996, was 6.95%. The facility contains customary affirmative and negative covenants relating to working capital, earnings and net worth. The facility also imposes limitations on the Company's and its subsidiaries' use of funds for future acquisitions and capital expenditures, the incurrence of additional debt and other operational matters and certain expenditures, as well as prohibitions on the declaration and payment of dividends by the Company. At September 30, 1996, the Company was limited under this facility in the amount of dividends, distributions and other restricted payments that could be made by it to $132 million. The Company's new facility replaces the Company's prior U.S. working capital line of credit, which had higher borrowing costs and more restrictive operational covenants. In the second quarter of 1996, the Company incurred an extraordinary charge of $731,000 net of taxes of $394,000 relating to the termination of its prior working capital facility.

         The Company currently has outstanding $120 million of 10 1/4 Senior Notes due 2004 (the "Senior Notes") with semi-annual interest payments in March and September. The Senior Notes were issued pursuant to the terms of an Indenture dated March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) incur certain additional indebtedness unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0, (ii) make dividends, distributions and certain other restricted payments, (iii) create certain liens, (iv) engage in certain transactions with its affiliates, (v) engage in sale and leaseback transactions, (vi) make certain asset dispositions and (vii) merge or consolidate with, or transfer all or substantially all of its assets to another person. The Indenture also limits the ability of the Company and certain of its subsidiaries to pay dividends and make other distributions. At September 30, 1996, the Company was limited under the Indenture in the amount of dividends, distributions and other restricted payments that could be made by it to approximately $276 million.

         On October 11, 1996, the Company entered into a $3.9 million settlement plus accrued interest of $2.5 million with the United States Internal Revenue Service (the "IRS") relating to the August 1994 letter received by the Company from the IRS whereby such letter proposed to increase the gain recognized by the Company upon the dissolution in October 1990 of a joint venture ("COLEVE") with Columbia Gas Development Corporation ("Columbia"). The IRS had proposed to seek payment of a tax liability of approximately $14.1 million plus accrued interest thereon, and included $3.4 million of taxes relating to the proposed disallowance of certain interest deductions taken by the Company with respect to COLEVE that was the subject of a similar letter received by the Company in the fourth quarter of 1993. The tax liability with respect to these matters has been previously provided for as a deferred tax liability in the Company's financial statements. This settlement is currently expected to result in the Company recognizing an approximate $4 million tax benefit in the fourth quarter due to the elimination of certain previously accrued deferred taxes that will no longer be required to be paid as a result of the settlement.

CAPITAL EXPENDITURES, ACQUISITIONS AND DISPOSITIONS

         In January 1996, the Company entered into a long-term manufacturing and sales agreement with OCTL pursuant to which OCTL will manufacture drill pipe and premium tubulars for the Company on an exclusive basis at OCTL's plant in India. The OCTL arrangement is being used by the Company to pursue a strategic expansion of its sales and operations in the Eastern Hemisphere. As of September 30, 1996, the Company has provided working capital of approximately $9 million plus an $8 million deposit made by the Company to OCTL in the first quarter of 1996. The Company currently expects an additional investment of approximately $4 million.

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

         On August 5, 1996, the Company acquired TCA for approximately 500,000 shares of Common Stock, $14.35 million in cash, a $650,000 note due January 1997 and assumed debt of approximately $15 million. TCA manufactures premium casing which expands the range of the Company's premium tubular products line to add a broader line of premium casing.

         On August 22, 1996, the Company acquired two barge drilling rigs located in Nigeria for $24.5 million cash and a $7.5 million drill pipe credit. These rigs are expected to be sold to Parker as part of the proposed Mallard sale.

         The Company acquired Superior, an Alberta, Canada based premium tubular manufacturer, for total cash consideration of approximately $16 million on September 4, 1996.

         On October 1, 1996, the Company acquired the stock of Irmaos Geremia LTDA. ("Geremia"), a Porto Alegre, Brazil based designer, manufacturer and marketer of progressive cavity pumps, for approximately $24 million in cash and assumed debt. Geremia will be integrated into the Company's artificial lift and completion tool business.

         On October 21, 1996, the Company entered into an agreement to acquire Arrow Completion Systems ("Arrow") for total cash consideration of approximately $21.5 million. Upon completion of the acquisition, the operations of Arrow will be integrated into the production equipment division. The acquisition of Arrow is subject to various conditions, including the receipt of all required regulatory approvals and expiration of all waiting periods. The transaction is expected to close prior to December 31, 1996.

         In July 1996, the Company entered into an agreement with Chevron for the deployment of one of the Company's rigs in the United States (Rig No. 60) to Nigeria to operate for Chevron under a three year contract. The cost to prepare and enhance this rig for international operations is expected to be approximately $9 million. As of September 30, 1996, the Company had incurred approximately $3.2 million for such rig enhancement. This rig is expected to be sold to Parker as part of the Mallard sale.

         Capital expenditures by the Company during the nine months ended September 30, 1996, totaled approximately $34 million. During the nine months ended September 30, 1996, capital expenditures included approximately $11.1 million for refurbishment of three domestic barge rigs, upgrading of Rig No. 60, upgrading of a platform rig and the acquisition of rig moving equipment for
Argentina.   The Company incurred capital expenditures of approximately $6 million relating to plant expansions. Ongoing routine capital expenditures for the fourth quarter of 1996 are estimated to be approximately $5.0 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and borrowings under lines of credit and other facilities.

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

         The Company is continually evaluating new acquisitions with a focus on proprietary technology and under-utilized fixed assets to enhance operations. Future acquisitions may be funded through cash flow from operations, borrowings under existing lines of credit and other facilities, and equity issuances if desirable.

OTHER MATTERS

      From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future sales, earnings, margins, production levels and costs, product deliveries, market trends in the oil and gas industry and the oilfield service sector thereof, research and development, environmental and other expenditures, currency fluctuations and various business trends. Projections have also been made as to the net proceeds and effects of the proposed Mallard sale. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis and Financial Condition Results of Operation section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

      Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world-wide political stability and economic growth, including currency fluctuations, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans, performance issues with key suppliers and subcontractors, collective bargaining labor disputes, regulatory uncertainties and legal proceedings. The results from the Mallard sale are also subject to various assumptions, including the adjustments that will be required in connection with the sale, the Company's U.S. and foreign tax treaties applicable to the sale, the final structure for the transfer of certain assets required to be transferred to Mallard in connection with the sale and other matters.

                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:                                                        Page
                                                                            ----
           2.1 Agreement and Plan of Merger dated as of June 21, 1996, between Energy Ventures, Inc., TCA Acquisition, Inc. and
               Tubular Corporation of America (incorporated by reference
               to Exhibit 2.1 to Form 8-K, File 0-7265, filed June 24,
               1996).

           2.2 Asset Purchase Agreement dated as of June 21, 1996, by and between Energy Ventures, Inc. and Mallard Bay Drilling,
               Inc. and Noble Drilling (West Africa) Inc. and Noble
               Drilling Corporation (incorporated by reference to Exhibit
               2.3 to Form 8-K, File 0-7265, filed June 24, 1996).

           2.3 Stock Purchase Agreement dated as of September 14, 1996, by and among Parker Drilling Company and Energy Ventures,
               Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K,
               File 0-7265, filed October 3, 1996).

          10.1 Form of Stockholder Agreement and Representation Letter dated June 21, 1996, between Energy Ventures, Inc. and the stockholders of Tubular Corporation of America (incorporated by reference to Exhibit 2.2 to Form 8-K, File 0-7265, filed
               June 24, 1996).

          10.2 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 4.7 to the Registration
               Statement on Form S-8; Registration No. 333-13531).

          27.1 Financial Data Schedule.....................................   24

     (b)   Reports on Form 8-K:

           (1) Current Report on Form 8-K dated July 18, 1996, reporting the Company's announced earnings for the quarter ended September 30, 1996.

           (2) Current Report on Form 8-K dated August 5, 1996, reporting the closing of the acquisition by the Company of all of the outstanding capital stock of TCA and containing the financial statements of TCA and the pro forma financial information for the TCA acquisition.

           (3) Current Report on Form 8-K dated August 21, 1996, reporting the closing of the acquisition by the Company of two drilling rigs from Noble Drilling Corporation.

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


                                  By: /s/ FRANCES R. POWELL
                                      ------------------------------------------
                                      Frances R. Powell
                                      Vice President, Accounting and Controller
                                      (Principal Accounting Officer)


Date:  November      , 1996

                                EXHIBIT INDEX


    EXHIBIT
    NUMBER                       DESCRIPTION
    -------                      -----------
     2.1       Agreement and Plan of Merger dated as of June 21, 1996,
               between Energy Ventures, Inc., TCA Acquisition, Inc. and
               Tubular Corporation of America (incorporated by reference
               to Exhibit 2.1 to Form 8-K, File 0-7265, filed June 24,
               1996).

     2.2 Asset Purchase Agreement dated as of June 21, 1996, by and between Energy Ventures, Inc. and Mallard Bay Drilling,
               Inc. and Noble Drilling (West Africa) Inc. and Noble
               Drilling Corporation (incorporated by reference to Exhibit
               2.3 to Form 8-K, File 0-7265, filed June 24, 1996).

     2.3 Stock Purchase Agreement dated as of September 14, 1996, by and among Parker Drilling Company and Energy Ventures,
               Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K,
               File 0-7265, filed October 3, 1996).

    10.1 Form of Stockholder Agreement and Representation Letter dated June 21, 1996, between Energy Ventures, Inc. and the stockholders of Tubular Corporation of America (incorporated by reference to Exhibit 2.2 to Form 8-K, File 0-7265, filed
               June 24, 1996).

    10.2 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 4.7 to the Registration
               Statement on Form S-8 (Registration No. 333-13531).

    27.1       Financial Data Schedule
