Form 10-K405/A
period 1996-12-31
ENERGY VENTURES INC /DE/
filed 1997-03-28
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------


                               Amendment No. 1 to
                           Annual Report on Form 10-K
                                       on

                                  FORM 10-K/A


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          Commission file number 0-7265

                             ENERGY VENTURES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                              04-2515019
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)


5 Post Oak Park, Suite 1760, Houston, Texas                         77027-3415
 (Address of principal executive offices)                           (Zip Code)
Registrant's telephone number, include area code:  (713) 297-8400

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange in which registered
        -------------------           ------------------------------------------
  Common Stock, $1.00 Par Value                    New York Stock Exchange
Securities registered pursuant to
 Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 1997, was $951,806,075, based upon the closing price on the New York Stock Exchange as of such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Title of Class                        Outstanding at March 17, 1997
        --------------                        -----------------------------
Common Stock, $1.00 Par Value                              22,838,318

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III, Items 10, 11, 12 and 13, will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                EXPLANATORY NOTE

        This Form 10-K/A amends Items 7 and 8 of Energy Ventures, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

                                    PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The Company is an international manufacturer and supplier of oilfield equipment. The Company manufactures and markets its drill pipe and premium tubular products through its tubular products segment and manufactures and markets a complete line of artificial lift and production equipment through its production equipment segment. The Company's products are used in the exploration and production of oil and natural gas. In recent periods, the Company has benefited from improved market conditions, a continuing consolidation in the markets in which it competes and a decline in excess inventories of used drill pipe.

       The Company has achieved significant growth in recent years through a consistent strategy of focused acquisitions and internal development. This strategy, combined with increased demand for the Company's products, has resulted in significantly higher revenues and operating income. The Company is currently the largest manufacturer and supplier of drill pipe in the world, the largest manufacturer of premium tubulars in North America and among the largest manufacturers of rod lift equipment in the world.

       Income from continuing operations for 1996 was $24.5 million, or $1.20 per share, on revenues of $478 million, as compared to income from continuing operations for 1995 of $2.6 million, or $.18 per share, on revenues of $271.7 million. The increase in income from continuing operations for 1996 was primarily attributable to increased sales and margins of drill pipe and other tubular products. Improved results also reflected the Company's acquisitions of Prideco, Inc. ("Prideco") in June 1995, ENERPRO in May 1996, TCA in August 1996 and the operating assets of Superior in September 1996.

       Net income for the year ended December 31, 1996 was $98.2 million, or $4.82 per share, compared to net income of $11.3 million, or $.77 per share, for the year ended December 31, 1995. Included in net income for 1996 was a one-time gain, net of taxes of $44.6 million, of $66.9 million, or $3.29 per share, from the November 1996 sale by the Company of its Mallard Division to Parker for cash of approximately $306 million and 3,056,600 shares of Parker preferred stock that were subsequently converted into 3,056,600 shares of Parker common stock in December 1996. The Company intends to use the net proceeds from this disposition to finance acquisitions and internal development of its oilfield equipment businesses.

       As a result of the sale of the Mallard Division, all current and prior year financial results attributable to the Mallard Division have been reclassified as discontinued operations in the accompanying consolidated financial statements. For the year ended December 31, 1996, income from discontinued operations, net of taxes, for the Mallard Division was $7.5 million. Also included in net income for 1996 was an extraordinary after-tax charge of $731,000, or $.04 per share, in the second quarter of 1996 relating to the termination of the Company's $60 million credit facility that was replaced with a $120 million revolving credit facility.

       The Company adopted a plan to close its Bastrop, Texas, tool joint manufacturing facility and to combine its two packer facilities through the closure of one facility in Arlington, Texas in the fourth quarter of 1996. In connection with these decisions, the Company incurred a charge of $5.8 million associated with these closures. Of this charge, $4.3 million related to the tool joint facility closure and relocation of equipment from this facility and $1.5 million related to the consolidation of its packer facilities and the closure of one of the plants. The Company incurred $3.8 million in 1996 for costs associated with these actions during 1996, including costs relating to the relocation of equipment at its Bastrop facility to other facilities. The Company also accrued $2 million as part of the $5.8 million charge for exit costs that it expected to be incurred in 1997 relating to the closure of its Bastrop and Arlington facilities. Such costs included $800,000 for severance and termination costs, $850,000 for the reduction in the carrying value of its Bastrop facility in light of the intended plan of disposition of the facility and $350,000 for the termination of the Arlington lease. Approximately 400 employees were affected by these closures, of which the employment of approximately 275 had been terminated by December 31, 1996. The closure of both the Bastrop and Arlington facilities had been substantially completed by March 1997.

       The demand for the Company's tubular products is particularly affected by the price of natural gas and the level of oil and gas exploration activity, while the demand for the Company's production equipment is directly dependent on oil production activity. Exploration and production activity is also affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil producing countries. The Company is also taking action to increase its presence in new and complementary phases of the premium tubulars market through acquisitions, including a pending $64 million acquisition of TA Industries, a U.S. manufacturer of premium couplings and accessories.

       Sales of the Company's production equipment products have historically been concentrated in North America. The Company had recently significantly expanded its production equipment operations in South America with its September 1996 acquisition of Geremia, a manufacturer of progressing cavity pumps, and the early 1997 acquisition of Anbert Cilindros S.A.I.C. ("Anbert"), a manufacturer of rod pumps in Argentina.

       The Company currently expects that 1997 results will continue to benefit from strong tubular products sales and from the 1996 and 1997 acquisitions. Results, however, will be dependent on market conditions and demand for drill pipe and other tubular products. Accordingly, there can be no assurance as to future results or profitability.

RESULTS OF OPERATIONS

     FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

       Tubular Products Segment

       Sales of tubular products in 1996 were $342.5 million compared to $154.2 million in 1995. Operating income associated with the tubular products segment in 1996 was $44.4 million as compared to $15.2 million in 1995. Results in the fourth quarter include a $4.3 million charge attributable to the relocation of a tool joint manufacturing facility. Results for 1996 reflected a 73% increase in sales of drill pipe and a 27% increase in sales of premium tubulars. The increase in drill pipe sales reflected an overall increase in demand for drill pipe and the Company's June 1995 acquisition of Prideco. The increase in demand for drill pipe was due to increased drilling activity, particularly offshore, higher sales prices and a continuing decline in the supply of used drill pipe inventory, against which the Company has historically competed. The increase in sales of premium tubular products reflected the acquisitions of ENERPRO, TCA and Superior and an increase in demand associated with increased natural gas and deep offshore exploration and production activity. The acquisitions complimented the Company's engineered premium threading technology.

       The improvement in operating income reflected the effects of increased sales, improved pricing and lower average manufacturing costs due to consolidation savings. In the third and fourth quarters of 1996 the Company implemented price increases on drill pipe, which are expected to benefit 1997 results as the existing backlog turns. Price improvements, however, were partially offset by an increase in the price of raw materials, particularly "green" tubing, the primary material used by the Company in the production of its tubular goods.

       Of the Company's sales of drill pipe and other tubular products, 59%, 4% and 7% were attributable to sales in the U.S., Canada and Latin America, respectively. Sales of drill pipe and other tubular products in the U.S., Canada and Latin America for 1995 represented 62%, 4% and 12%, respectively, of such sales for 1995.

       The Company is currently in the process of implementing various manufacturing changes at its tubular products division in light of recent acquisitions and to reduce costs and improve efficiencies. These changes include the closing of the Company's tool joint manufacturing facility in Bastrop, Texas and the relocation of various equipment and personnel to Veracruz, Mexico and to other facilities. As described above, the Company incurred a $4.3 million charge to operating income in the fourth quarter of 1996 associated with these changes. The Company expects to realize costs savings in 1997 as a result of such changes.

       Backlog for tubular products at December 31, 1996 was approximately $170 million compared to $78 million at December 31, 1995. The Company currently expects that all of this backlog will be shipped within the next twelve months.

       Production Equipment Segment


       Revenues and operating income at the Company's production equipment segment were $135.5 million and $8.2 million, respectively, for 1996, compared to $117.4 million and $7.8 million, respectively, for 1995. As described above, the production equipment segment recorded a charge of $1.5 million in the fourth quarter of 1996 associated with the consolidation of two packer manufacturing facilities arising from the Company's acquisition of the packer manufacturing operations of Arrow in December 1996. The Company expects to benefit in 1997 from the packer facilities consolidation. The Company has also benefited from the reduction in manufacturing expenses from process efficiencies realized at the segment's primary facilities.


       Sales of production equipment in North America constituted approximately 78% of total sales in 1996 in this segment, compared to 88% of sales in 1995, while sales in South America increased to 17% in 1996 from 8% in 1995. The increased South American sales were primarily attributable to $4.7 million in revenues from Geremia, a manufacturer of progressing cavity pumps, acquired in October 1996.

       Canadian sales were $54.9 million for 1996, representing an increase of approximately 46% from 1995 levels. The Company is near completion on the construction of a new Canadian manufacturing plant to produce continuous rod, which is expected to expand capacity by over 150%. The Company is also in the process of expanding the capabilities at this facility to manufacture rotors and stators for its progressing cavity pumps pursuant to an exclusive license and technology transfer arrangement with Netzsch in Germany. Production of rotors and stators at this facility is expected to commence in early 1998. The Company anticipates that the increase in capacity of the new continuous rod plant along with manufacturing efficiencies will benefit 1997 results.

       Sales in the United States were $50.3 million in 1996, as compared to $65.2 million in 1995. Revenues in 1996 did not include any sales from the Company's Highland Pump distribution business, which was sold in the first quarter of 1996 in connection with the Company's decision to focus the efforts of this division on manufacturing and product design.

       General

       Corporate expenses as a percentage of revenues for 1996 were 1.3% as compared to 1.9% for 1995. The percentage decrease in 1996 was primarily attributable to the growth in revenues from the Company's tubular products segment.

       The Company's effective tax rate on income from continuing operations for 1996 was approximately 22%. The effective rate was favorably impacted by a $4 million tax benefit in the fourth quarter of 1996 resulting from the Company's $6.4 million settlement in October 1996 with the United States Internal Revenue Service (the "IRS") in connection with the dissolution in October 1990 of the COLEVE joint venture. The Company also recorded a tax charge of approximately $44.6 million associated with the Company's gain on the sale of the Mallard Division.

       The Company realized a net tax benefit on income from continuing operations of $240,000 in 1995 primarily through the benefit of certain net operating losses that had been previously subject to separate company limitations.

       Interest expense for 1996 was $16.5 million compared to $16.3 million for 1995. Following the Company's sale of the Mallard Division, the Company repaid substantially all of its outstanding working capital indebtedness. As a result, interest expense for 1997 is expected to decline from 1996 levels.

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

     FISCAL YEAR 1995 COMPARISON WITH FISCAL YEAR 1994

       Tubular Products Segment

       The Company recorded a $60.6 million increase in sales of tubular products in 1995 over 1994 sales. The increase in sales for 1995 resulted from the acquisition of Prideco on June 30, 1995, higher sales prices and an overall increase in demand for drill pipe. The Company implemented price increases in the second half of 1995 from which the Company benefited in 1996 as the existing backlog turned.

     Results in the tubular products segment include a $0.75 million royalty payment in the fourth quarter of 1995, which benefited operating income for 1995. The oilfield equipment segment also benefited from lower average manufacturing costs for its tubulars associated with increased sales and higher gross margins at the Company's facility in Mexico, which has a lower cost base than the United States facilities.

       In the third quarter of 1995, the Company experienced increases in its cost of "green" tubing, the primary material used by it in the production of its tubular goods. The Company was able to pass through the additional costs of this raw material to its customers.

       Of the Company's 1995 sales of drill pipe and other tubular products, 62%, 4% and 12% were attributable to sales in the U.S., Canada and Latin America, respectively. Sales of drill pipe and other tubular products in the U.S., Canada and Latin America for 1994 represented 54%, 4% and 12%, respectively, of such sales for 1994. The U.S. increase reflects the increase in demand and the acquisition of Prideco.

       Production Equipment Segment

       Revenues and operating income associated with the Company's production equipment segment were $117.4 million and $7.8 million, respectively, for 1995 compared to $90.3 million and $5.1 million, respectively, for 1994. The increases in revenues and operating income for 1995 were primarily attributable to the Company's increases in Canadian progressing cavity pumps and Corod sales.

       Sales of production equipment in North America constituted approximately 88% of total sales in 1995 in this segment, compared to 91% of sales in 1994, while sales in South America increased to 8% in 1995 from 3% in 1994. The increased South American sales were primarily attributable to a $2.2 million increase in revenue following the Company's acquisition of Engemaq S.A. in 1995.

       General

       Selling, general and administrative expenses increased approximately 16% to $48.4 million in 1995 from $41.7 million in 1994. The increase in 1995 was attributable to the Prideco acquisition and to increased sales and international expansion.

       Interest expense increased during 1995 to $16.3 million from $13.5 million for 1994. The increase in interest expense was attributable to higher levels of indebtedness during 1995 under the Company's working capital lines of credit due to increases in the level of the Company's business. The Company's interest expense declined in the fourth quarter of 1995 as a result of the reduction in debt following the 1995 equity offering of $72.6 million.

       The Company realized a $240,000 tax benefit in 1995 on income from continuing operations as compared to a $3.8 million tax benefit in 1994. The 1995 tax benefit reflects the impact of net operating loss carryforwards and certain tax benefits which occurred in 1995.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

       The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Accordingly, the Company's long-lived assets for certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The adoption of SFAS
No. 121 did not impact the Company's consolidated financial position or results of operations.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB No. 25"), under which no compensation cost has been recognized in the accompanying financial statements for stock options since the exercise price of the Company's stock options issued equals the market value of the underlying stock on the date of grant. The Company does not intend to adopt the fair value method of accounting for stock-based compensation under SFAS No. 123.

LIQUIDITY AND CAPITAL RESOURCES

       On November 11, 1996, the Company sold its Mallard Division to Parker for cash of approximately $306 million and shares of Parker's preferred stock that were subsequently converted into 3,056,600 shares of Parker's common stock in December 1996. The net cash proceeds to the Company after taxes from the sale of the Mallard Division were approximately $237 million. The Company is also in the process of disposing of Parker's common stock received in the sale of the Mallard Division pursuant to a public offering to be effected by Parker. The Company intends to deploy the net proceeds from the Mallard Division disposition to finance acquisitions and the further development of its oilfield equipment business.

       In July 1996, the Company completed a public offering of 3,450,000 shares of its Common Stock. The net proceeds of this offering were approximately $101 million. The funds from the offering were utilized to fund the TCA acquisition, the Company's acquisition of two rigs in Nigeria (which were subsequently sold to Parker as part of the Mallard Division sale) and for general corporate purposes, including the reduction in the Company's working capital facility.

       At December 31, 1996, the Company had cash and cash equivalents of approximately $224 million compared to approximately $2.9 million at December 31, 1995. At December 31, 1996, the Company's working capital was approximately $326 million compared to approximately $231 million at December 31, 1995. The increase in working capital is primarily attributable to the Company's sale of the Mallard Division and increased operations. At December 31, 1996, the Company's debt to total capitalization ratio was approximately 23% as compared to 37% at December 31, 1995.

       At December 31, 1996 and December 31, 1995, the Company had in place various working capital lines of credit secured by the inventory and receivables of the Company's subsidiaries. At December 31, 1996 and December 31, 1995, approximately $2.9 million and $4.6 million, respectively, was outstanding under its revolving lines of credit and approximately $10.1 million and $5.1 million, respectively, had been used to support outstanding letters of credit. At December 31, 1996 and December 31, 1995, $117.9 million and $55.6 million, respectively, were available for additional borrowing under these credit facilities. The average interest rates under these facilities were 10.22% for fiscal 1995 and 8.48% for 1996.

       The Company currently has available to it working capital facilities providing for up to $130.9 million in borrowings. Borrowings under the these facilities are subject to certain borrowing base requirements relating to the Company's accounts receivable and inventory securing the borrowings. Borrowings bear interest at variable rates and are secured by accounts receivables, inventory and stock of various of the Company's domestic and foreign subsidiaries. These facilities contain customary affirmative and negative covenants relating to working capital, earnings and net worth. These facilities also impose limitations on the Company's and its subsidiaries' use of funds for future acquisitions and capital expenditures, the incurrence of additional debt and other operational matters and certain expenditures, as well as prohibitions on the declaration and payment of cash dividends by the Company. At December 31, 1996, the Company was limited under its principal credit facility in the amount of dividends, distributions and other restricted payments that could be made by it to $133 million.

       The Company currently has outstanding $120 million of 10 1/4 Senior Notes due 2004 (the "Senior Notes") with semi-annual interest payments in March and September. The Senior Notes were issued pursuant to the terms of an Indenture dated March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants. The Indenture also limits, based on a specific formula, the ability of the Company and certain of its subsidiaries to pay dividends and make other distributions. At December 31, 1996, the Company was limited under the Indenture in the amount of cash dividends, distributions and other restricted payments that could be made by it to approximately $278 million.

       On October 11, 1996, the Company entered into a $3.9 million tax settlement plus accrued interest of $2.5 million with the IRS relating to a dispute regarding the tax impact to the Company upon the dissolution of COLEVE in October 1990. The tax liability with respect to the dissolution had been previously provided for as a deferred tax liability in the Company's consolidated financial statements. This settlement resulted in the Company recognizing a $4 million tax benefit in the fourth quarter due to the elimination of certain previously accrued deferred taxes that will no longer be required to be paid as a result of this settlement.

       The Company's current sources of capital are its current cash, including the net proceeds from the sale of the Mallard Division, cash generated from operations and borrowings under its working capital lines of credit. The Company believes that current reserves of cash and short-term investments, access to existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of its current and future operations.

       In December 1996, the Company entered into an agreement to acquire GulfMark International, Inc., ("GulfMark") pursuant to a tax free merger in which approximately 2.2 million shares of the Company's Common Stock currently held by GulfMark will be issued to the stockholders of GulfMark. Prior to the merger, GulfMark will spin-off to its stockholders its marine transportation services business. Such merger is subject to, among other things, approval by the stockholders of the Company and GulfMark. The company expects that the merger will be consummated in the second quarter of 1997.

ACQUISITIONS AND DISPOSITIONS

     Tubular Products Segment

       In January 1996, the Company entered into a long-term manufacturing and sales agreement with OCTL pursuant to which OCTL manufactures drill pipe and premium tubulars for the Company on an exclusive basis at OCTL's plant in India. As part of the agreement, the Company made an $8 million deposit in January 1996 to OCTL and funds the facilities working capital requirements.

       On May 3, 1996, the Company acquired ENERPRO, a manufacturer of premium threads and thread connections, for 312,714 shares of Common Stock and the assumption of approximately $3.1 million in indebtedness. The operations of ENERPRO have been combined with the premium thread operations of the Company's tubular division.

       On August 5, 1996, the Company acquired TCA for approximately 500,000 shares of Common Stock, $14.35 million in cash, a $650,000 note due January 1997 and assumed debt of approximately $15 million. The acquisition of TCA, which manufactures premium casing, expanded the range of the Company's premium tubular products line to add a broader line of premium casing.

       The Company acquired Superior, an Alberta, Canada based premium tubular manufacturer, for total cash consideration of approximately $16 million on September 4, 1996.

       On February 24, 1997, the Company entered into an agreement to acquire TA, which designs, manufactures and markets premium couplings and accessories, for total consideration including assumed debt, of approximately $64 million. The acquisition of TA is subject to various conditions, including the receipt of all required regulatory approvals and expiration of all waiting periods. The transaction is expected to close by April 30, 1997.

     Production Equipment Segment

       In February 1996, the Company sold its United States retail store distribution system to Continental Emsco for approximately $7.5 million. The Company received $3 million in cash, a $4 million vendor credit and a $0.5 million note receivable. The consideration received in the sale approximated the net book value of the assets sold, resulting in no material gain or loss.

       In April 1996, the Company acquired Production Specialties, a manufacturer of gas lift equipment, for approximately $3.1 million.

       On October 1, 1996, the Company acquired the stock of Geremia, a Porto Alegre, Brazil based designer, manufacturer and marketer of progressing cavity pumps, for approximately $24.5 million in cash and assumed debt.

       On December 10, 1996, the Company acquired Arrow for total cash consideration of approximately $21.5 million. The operations of Arrow are currently being integrated into the production equipment division through plant consolidations. The allocation of the purchase price to the fair market value of the net assets acquired in the Arrow acquisition is subject to revision as the purchase price is subject to adjustment pending the resolution of certain asset valuations which must be agreed to by the buyer and seller. The Company believes the ultimate resolution to the cost of the acquisition will not have a material impact on the assets acquired or the results of operations as a result of such revision.

       On February 13, 1997, the Company acquired Anbert, an Argentinian rod pump business, for approximately $8 million.

       On March 14, 1997 the Company acquired Griffin Legrand, a manufacturer of progressing cavity pumps and conventional pumping units, for total cash consideration of approximately $21 million.

CAPITAL EXPENDITURES

       Capital expenditures by the Company during 1996, totaled approximately $26 million. During 1996, capital expenditures included approximately $7 million relating to plant expansions. Ongoing routine capital expenditures for 1997 are estimated to be approximately $25 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and borrowings under existing lines of credit and other facilities.

OTHER MATTERS

       At the Company's Annual Meeting on May 6, 1997, the agenda includes, among other things, a proposal to increase the Company's authorized shares of Common Stock from 40 million shares to 80 million shares to effect a two for one stock split and a proposal to change the name of the Company from Energy Ventures, Inc. to EVI, Inc. The effect of the pending stock split has not been reflected in this December 31, 1996 Form 10-K.

       Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future sales, earnings, margins, production levels and costs, expected savings from acquisitions, demand for products, product deliveries, market trends in the oil and gas industry and the oilfield service sector thereof, research and development, environmental and other expenditures, currency fluctuations and various business trends. Projections have also been made as to the net proceeds and effects of the Mallard Division sale and savings from recent acquisitions. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

       Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world-wide political stability and economic growth, including currency fluctuations, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans and manufacturing consolidations and restructurings, performance issues with key suppliers and subcontractors, the ability of the Company to maintain price increases and market shares, raw material costs changes, collective bargaining labor disputes, regulatory uncertainties and legal proceedings. Future results will also be dependent upon the ability of the Company to continue to identify and complete successful acquisitions at acceptable prices, integrate those acquisitions with the Company's other operations and penetrate existing and new markets. The results from the Mallard Division sale are also subject to various assumptions, including the adjustments that will be required in connection with the sale, the Company's U.S. and foreign tax treaties applicable to the sale, the final structure for the transfer of certain assets required to be transferred to the Mallard Division in connection with the sale and other matters.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                              PAGE
                                                                                              ----
       Report of Independent Public Accountants..........................................      20
       Consolidated Balance Sheets - December 31, 1996 and 1995..........................      21
       Consolidated Statements of Income, for each of the three years in the
          period ended December 31, 1996.................................................      22
       Consolidated Statements of Stockholders' Investment, for each of the three
          years in the period ended December 31, 1996....................................      23
       Consolidated Statements of Cash Flows, for each of the three years in
          the period ended December 31, 1996.............................................      24
       Notes to Consolidated Financial Statements........................................      25
       Financial Statement Schedule:
          II. - Valuation and Qualifying Accounts and Allowances.........................      53

       All other schedules are omitted because they are not required or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Energy Ventures, Inc.:

       We have audited the accompanying consolidated balance sheets of Energy Ventures, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy Ventures, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Financial Statement Schedule listed in Part II - Item 8 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. The Financial Statement Schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1997

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                             ----------------------
                                                                               1996          1995
                                                                             ---------    ---------
ASSETS                                                                             (IN THOUSANDS)
CURRENT ASSETS:
     Cash and Cash Equivalents ...........................................   $ 223,966    $   2,885
     Accounts Receivable, Net of Allowance for Uncollectible Accounts
       of $583,000 in 1996 and $362,000 in 1995 ..........................     119,152       76,417
     Inventories .........................................................     157,631      124,772
     Marketable Securities ...............................................      23,841         --
     Net Assets of Discontinued Operations ...............................        --         95,491
     Other Current Assets ................................................      34,091        9,620
                                                                             ---------    ---------
                                                                               558,681      309,185
                                                                             ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Land, Buildings and Other Property ..................................      51,037       31,964
     Machinery and Equipment .............................................     154,945       91,958
     Furniture and Vehicles ..............................................      16,339       13,991
                                                                             ---------    ---------
                                                                               222,321      137,913
     Less:  Accumulated Depreciation .....................................      49,597       37,754
                                                                             ---------    ---------
                                                                               172,724      100,159
                                                                             ---------    ---------
GOODWILL, NET ............................................................     102,474       35,784
OTHER ASSETS .............................................................      18,964        7,997
                                                                             ---------    ---------
                                                                             $ 852,843    $ 453,125
                                                                             =========    =========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-Term Borrowings, Primarily Under Revolving Lines of Credit ....   $   4,451    $   4,577
     Current Maturities of Long-Term Debt ................................       3,622        3,492
     Accounts Payable ....................................................      80,783       44,254
     Accrued Salaries and Benefits .......................................      11,817        5,153
     Current Tax Liability ...............................................      81,916        1,342
     Other Accrued Liabilities ...........................................      50,537       19,473
                                                                             ---------    ---------
                                                                               233,126       78,291
                                                                             ---------    ---------

LONG-TERM DEBT ...........................................................     126,710      124,183
DEFERRED INCOME TAXES AND OTHER ..........................................      38,923       22,585

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
     Common Stock, $1 Par Value, Authorized 40,000,000 Shares, Issued
       22,964,625 Shares in 1996 and 18,522,183 Shares in 1995 ...........      22,965       18,522
     Capital in Excess of Par Value ......................................     281,686      157,953
     Retained Earnings ...................................................     158,333       60,167
     Cumulative Foreign Currency Translation Adjustment ..................      (8,712)      (6,915)
     Treasury Stock, at Cost .............................................      (2,569)      (1,661)
     Unrealized Gain on Marketable Securities ............................       2,381         --
                                                                             ---------    ---------
                                                                               454,084      228,066
                                                                             ---------    ---------
                                                                             $ 852,843    $ 453,125
                                                                             =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1996         1995           1994
                                                           ---------    ---------     ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUES ...............................................   $ 478,020    $ 271,675    $ 185,285
                                                           ---------    ---------    ---------
COSTS AND EXPENSES:
     Cost of Sales .....................................     373,509      205,230      139,901
     Selling, General and Administrative Attributable to
          Segments .....................................      51,885       43,357       36,998
     Corporate General and Administrative ..............       6,339        5,123        4,748
                                                           ---------    ---------    ---------
                                                             431,733      253,710      181,647
                                                           ---------    ---------    ---------
OPERATING INCOME .......................................      46,287       17,965        3,638
                                                           ---------    ---------    ---------

OTHER INCOME (EXPENSE):
     Interest Income ...................................       2,163           21          194
     Interest Expense ..................................     (16,454)     (16,287)     (13,537)
     Other, Net ........................................        (450)         663          218
                                                           ---------    ---------    ---------
                                                             (14,741)     (15,603)     (13,125)
                                                           ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES ......................      31,546        2,362       (9,487)

PROVISION (BENEFIT) FOR INCOME TAXES ...................       7,041         (240)      (3,795)
                                                           ---------    ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS ...............      24,505        2,602       (5,692)

INCOME FROM DISCONTINUED OPERATIONS,
     NET OF TAXES ......................................       7,468        8,709       10,334

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS,
     NET OF TAXES ......................................      66,924         --           --

EXTRAORDINARY CHARGE, NET OF TAXES .....................        (731)        --         (3,784)
                                                           ---------    ---------    ---------

NET INCOME .............................................   $  98,166    $  11,311    $     858
                                                           =========    =========    =========

EARNINGS PER COMMON SHARE:
     Income (Loss) from Continuing Operations ..........   $    1.20    $     .18    $    (.45)
     Income from Discontinued Operations ...............         .37          .59          .82
     Gain on Disposal of Discontinued Operations .......        3.29         --           --
     Extraordinary Charge ..............................        (.04)        --           (.30)
                                                           ---------    ---------    ---------
     Net Income ........................................   $    4.82    $     .77    $     .07
                                                           =========    =========    =========

     Weighted Average Common Shares Outstanding ........      20,353       14,724       12,629
                                                           =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                                       CUMULATIVE
                                                  CAPITAL               FOREIGN                        UNREALIZED
                              COMMON STOCK          IN                  CURRENCY     TREASURY STOCK     GAIN ON       TOTAL
                           ------------------      EXCESS    RETAINED  TRANSLATION ------------------  MARKETABLE  STOCKHOLDERS'
                             SHARES    $1 PAR      OF PAR    EARNINGS  ADJUSTMENT  SHARES      AMOUNT  SECURITIES   INVESTMENT
                           ------------------      ------    --------  ----------  ------      ------  ----------  ------------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Balance at
December 31, 1993 ......   12,315,756   $12,316   $ 50,442   $ 47,998   $(2,111)    (64,975)   $  (909)   $ --     $ 107,736
Net Income .............         --        --         --          858      --          --         --        --           858
Shares Issued in
  Connection with
  Acquisition ..........      433,333       433      4,692       --        --          --         --        --         5,125
Options Exercised ......        5,160         5          8       --        --          --         --        --            13
Purchase of Treasury
  Stock, at Cost, for
  Executive Deferred
  Compensation Plan ....         --        --         --         --        --       (29,234)      (394)     --          (394)
Foreign Currency
  Translation
  Adjustment ...........         --        --         --         --      (2,425)       --         --        --        (2,425)
                           ----------   -------   --------   --------   -------    --------    -------    ------   ---------

Balance at
December 31, 1994 ......   12,754,249    12,754     55,142     48,856    (4,536)    (94,209)    (1,303)     --       110,913
Net Income .............         --        --         --       11,311      --          --         --        --        11,311
Shares Issued in
  Connection with
  Acquisition ..........    2,255,198     2,255     33,020       --        --          --         --        --        35,275
Options Exercised ......       62,736        63        593       --        --          --         --        --           656
Issuance of Common
  Stock ................    3,450,000     3,450     69,198       --        --          --         --        --        72,648
Purchase of Treasury
  Stock, at Cost, for
  Executive Deferred
  Compensation Plan ....         --        --         --         --        --       (19,392)      (358)     --          (358)
Foreign Currency
  Translation
  Adjustment ...........         --        --         --         --      (2,379)       --         --        --        (2,379)
                           ----------   -------   --------   --------   -------    --------    -------    ------   ---------
Balance at
December 31, 1995 ......   18,522,183    18,522    157,953     60,167    (6,915)   (113,601)    (1,661)     --       228,066
Net Income .............         --        --         --       98,166      --          --         --        --        98,166
Shares Issued in
   Connection with
   Acquisitions ........      812,710       813     23,401       --        --          --         --        --        24,214
Options Exercised ......      179,732       180      2,922       --        --          --         --        --         3,102
Issuance of Common
   Stock ...............    3,450,000     3,450     97,410       --        --          --         --        --       100,860
Purchase of Treasury
   Stock, at Cost, for
   Executive Deferred
   Compensation Plan ...         --        --         --         --        --       (22,103)      (908)     --          (908)
Foreign Currency
   Translation
   Adjustment ..........         --        --         --         --      (1,797)       --         --        --        (1,797)
Unrealized Gain on
   Marketable Securities         --        --         --         --        --          --         --       2,381       2,381
                           ----------   -------   --------   --------   -------    --------    -------    ------   ---------
Balance at
December 31,1996 .......   22,964,625   $22,965   $281,686   $158,333   $(8,712)   (135,704)   $(2,569)   $2,381   $ 454,084
                           ==========   =======   ========   ========   =======    ========    =======    ======   =========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          1996          1995         1994
                                                                        ---------    ---------    ---------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income .....................................................   $  98,166    $  11,311    $     858
     Adjustments to Reconcile Net Income to Net Cash Provided
       (Used) by Operations:
       Depreciation and Amortization ................................      16,771       12,446        9,398
       Net Income from Discontinued Operations ......................      (7,468)      (8,709)     (10,334)
       Gain on Disposal of Discontinued Operations, Net .............     (66,924)        --           --
       Extraordinary Charge on Prepayment of Debt, Net ..............         731         --          3,784
       Deferred Income Tax Provision (Benefit) from Continuing
          Operations ................................................      (7,965)       2,109       (2,454)
       Tax Dispute Settlement .......................................      (6,412)        --           --
       Provision for Uncollectible Accounts Receivable ..............         486          252          158
       Change in Assets and Liabilities, Net of Effects of Businesses
         Acquired:
         Accounts Receivable ........................................     (20,853)     (16,104)     (13,832)
         Inventories ................................................     (16,296)     (33,076)      (8,463)
         Other Current Assets .......................................       2,469       (5,283)        (756)
         Accounts Payable ...........................................      17,196       17,045       (8,215)
         Accrued Salaries and Benefits and Other ....................     (10,123)     (10,246)      (1,681)
         Other Assets ...............................................      (2,697)       1,661       (1,709)
         Other, Net .................................................      (2,553)      (2,257)       5,545
                                                                        ---------    ---------    ---------
            Net Cash Used by Continuing Operations ..................      (5,472)     (30,851)     (27,701)
            Net Cash Provided by Discontinued Operations ............       8,294       10,745        6,906
                                                                        ---------    ---------    ---------
            Net Cash Provided (Used) by Operating Activities ........       2,822      (20,106)     (20,795)
                                                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Disposal of Discontinued Operations ..............     306,854         --           --
     Acquisitions and Capital Expenditures of Discontinued
          Operations ................................................     (63,136)     (22,884)     (11,738)
     Acquisition of Businesses, Net of Cash Acquired ................     (87,814)      (8,105)     (10,452)
     Capital Expenditures for Property, Plant and Equipment .........     (25,890)     (11,132)      (7,869)
     Proceeds from Sale of Assets ...................................       1,261        3,369           28
                                                                        ---------    ---------    ---------
          Net Cash Provided (Used) by Investing Activities ..........     131,275      (38,752)     (30,031)
                                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock, Net ..................................     100,860       72,648         --
     Issuance of Long-Term Debt .....................................        --           --        120,000
     Termination Costs on Retirement of Debt ........................      (1,125)        --         (4,872)
     Debt Issuance Costs ............................................      (1,602)        --         (4,155)
     Repayments Under Revolving Lines of Credit, Net ................      (1,653)     (11,105)     (22,095)
     Repayments on Term Debt, Net ...................................     (11,711)      (2,434)     (38,752)
     Stock Options Exercised, Purchase of Treasury Stock and
       Other Financing Activities, Net ..............................       2,194          298         (381)
                                                                        ---------    ---------    ---------
       Net Cash Provided by Financing Activities ....................      86,963       59,407       49,745
                                                                        ---------    ---------    ---------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH ............................          21           81         (300)
                                                                        ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ....................................................     221,081          630       (1,381)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......................       2,885        2,255        3,636
                                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............................   $ 223,966    $   2,885    $   2,255
                                                                        =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Energy Ventures, Inc. and all majority-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

     NATURE OF OPERATIONS

       The Company is an international manufacturer and supplier of oilfield equipment. The Company manufactures drill pipe, premium tubulars and a complete line of artificial lift and production equipment used in the exploration and production of oil and natural gas.

     INVENTORIES

       Inventories are valued using the first-in, first-out ("FIFO") method and are stated at the lower of cost or market.

     INVESTMENTS IN MARKETABLE SECURITIES

       Investments in marketable securities are accounted for in accordance with Statement of Financial Standards No. 115 ("SFAS No. 115") and accordingly, these investments are recorded at their fair market value with unrealized gains or losses recorded as a separate component of stockholders' investment. The Company has classified these investments as available for sale with any other than temporary decline in fair value of securities charged to earnings.

       The marketable securities of $23.8 million held as of December 31, 1996 consists of 3,056,600 shares of Parker Drilling Company ("Parker") common stock. The Company has applied a 20% discount factor to the common stock as the shares are restricted and the Company's ability to sell such shares is subject to the terms of a registration rights agreement with Parker that allows Parker to restrict the ability of the Company to resell such shares.

     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of renewals, replacements and betterments are capitalized. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives for the respective categories. The useful lives of the major classes of property, plant and equipment are as follows:

                                                                     LIFE
                                                                     ----
    Buildings.................................................  15 - 40 years
    Machinery and equipment...................................   5 - 20 years
    Furniture and vehicles....................................   3 -  7 years

     INTANGIBLE ASSETS AND AMORTIZATION

       The Company's intangible assets are comprised primarily of goodwill and identifiable intangible assets, primarily patents and technology licenses. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any applicable assets may not be recoverable. In assessing recoverability of such assets, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of goodwill. The goodwill is being amortized on a

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     INTANGIBLE ASSETS AND AMORTIZATION - (CONTINUED)

straight-line basis over 40 years. Other identifiable intangible assets, included as a component of other assets, are amortized on a straight-line basis over the years expected to be benefited, ranging from 5 to 15 years.

       Amortization expense for goodwill and other intangible assets was $2,063,000, $1,307,000 and $726,000 for 1996, 1995 and 1994, respectively.
Accumulated amortization for goodwill at December 31, 1996 and 1995 was $3,465,000 and $1,846,000, respectively.

     FOREIGN CURRENCY TRANSLATION

       Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are included as a separate component of stockholders' investment. Currency transaction gains and losses are reflected in income for the period.

       At the end of 1996, Mexico became a highly inflationary economy. Accordingly, effective January 1, 1997, the translation adjustments related to the Company's operations in Mexico will be reflected in the results of operations. The Company does not expect this change to have a material effect on its consolidated financial position or future results of operations.

     REVENUE RECOGNITION

       The Company recognizes revenue as products are shipped or accepted by the customer. Service revenues are recognized as services are performed.

     ACCOUNTING FOR INCOME TAXES

     Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

     ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

       The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Accordingly, the Company's long-lived assets for certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The adoption of SFAS No. 121 did not impact the Company's consolidated financial position or results of operations.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB No. 25"), under which no compensation cost has been recognized in the accompanying financial statements for stock options since the exercise price of the Company's stock options issued equals the market value of the underlying stock on the date of grant. The Company does not intend to adopt the fair value method of accounting for stock-based compensation under SFAS No. 123.

     RECLASSIFICATIONS AND RESTATEMENTS

       Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1996 classifications. The consolidated financial statements have been restated to reflect the sale of the Company's Mallard Division on November 11, 1996. See Note 5.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

       For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       Cash paid during the years ended December 31, 1996, 1995, and 1994 for interest and income taxes (net of refunds) was as follows:

                                                                              1996       1995       1994
                                                                          ----------   --------   --------
                                                                                    (IN THOUSANDS)
              Interest paid............................................   $  15,242     $15,254    $13,012
              Income taxes paid, net of refunds........................   $   6,715     $ 1,529    $ 1,566

       Refer to Note 4 for additional information concerning noncash investing and financing activities.

3.   INVENTORIES

       Inventories by category are as follows:

                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                           1996           1995
                                                                         ---------      --------
                                                                              (IN THOUSANDS)
              Raw materials and components.............................   $ 88,595      $ 61,578
              Work in process..........................................     20,889        17,167
              Finished goods...........................................     39,129        39,191
              Supplies.................................................      9,018         6,836
                                                                          --------      --------
                                                                          $157,631      $124,772
                                                                          ========      ========

       Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

4.   ACQUISITIONS AND DISPOSITIONS

       On December 10, 1996, the Company acquired Arrow Completion Systems ("Arrow") for total cash consideration of approximately $21.5 million. The operations of Arrow are currently being integrated into the production equipment division through plant consolidations.

       The allocation of the purchase price to the fair market value of the net assets acquired in the Arrow acquisition is subject to revision as the purchase price is subject to adjustment pending the resolution of certain asset valuations which must be agreed to by the buyer and seller. The Company believes the ultimate resolution to the cost of the acquisition will not have a material impact on the assets acquired or the Company's results of operations as a result of such revision.

       On October 1, 1996, the Company acquired the stock of Irmaos Geremia Ltd. ("Geremia"), a Porto Alegre, Brazil based designer, manufacturer and marketer of progressing cavity pumps, for approximately $24.5 million in cash and assumed debt.

       The Company acquired Superior Tube Limited ("Superior"), an Alberta, Canada based premium tubular manufacturer, for total cash consideration of approximately $16 million on September 4, 1996.

       On August 5, 1996, the Company acquired Tubular Corporation of America, Inc. ("TCA") for approximately 500,000 shares of Common Stock, $14.35 million in cash, a $650,000 note due January 1997 and assumed debt of approximately $15 million.

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

       In February 1996, the Company sold its United States retail store distribution system to Continental Emsco for approximately $7.5 million. The Company received $3 million in cash, a $4 million vendor credit and a $0.5 million note receivable. The consideration received in the sale approximated the net book value of the assets sold, resulting in no material gain or loss.

       In July 1995, the Company acquired Engemaq S.A. ("Engemaq"), a Brazilian completion tool business, for $4 million.

     On June 30, 1995, the Company acquired Prideco, Inc. ("Prideco") in a transaction which involved the issuance of approximately 2.25 million shares of Common Stock.

       On September 1, 1994, the Company completed the acquisition of the Fluid Packed(TM) pumps line of rod pumps, parts and accessories, and the sucker rod line from National-Oilwell for $13.5 million in cash.

       On July 29, 1994, the Company acquired a tubular finishing facility located in Bryan, Texas ("Bryan facility"). The Company exchanged Eastman Cherrington Environmental, Inc. ("Eastman Cherrington") including a cash payment of approximately $2 million for the Bryan facility. See Note 5 for additional information on Eastman Cherrington.

       The acquisitions discussed above were accounted for using the purchase method of accounting, and their results of operations are included in the Consolidated Statements of Income from the respective dates of acquisition. The results of operations related to the acquisitions of Arrow, Geremia, Superior, ENERPRO, Production Specialties and Engemaq are not material individually nor in the aggregate, therefore, pro forma information is not presented.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

4.    ACQUISITIONS AND DISPOSITIONS - (CONTINUED)

       The following table presents selected unaudited consolidated financial information for the Company on a pro forma basis assuming the Prideco and TCA acquisitions, the July 1996 equity offering of 3,450,000 shares of Common Stock and the October 1995 equity offering of 3,450,000 shares of Common Stock had occurred on January 1, 1995. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1995, or that may be achieved in the future.

                                                                        YEAR ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                       1996               1995
                                                                     -----------      ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Revenues.................................................       $   506,280      $  350,456
     Income from continuing operations........................            26,456           5,078
     Net income...............................................           100,117          13,787
     Earnings per common share from continuing operations.....             1.17             0.23

PLANT CLOSURES

       The Company adopted a plan to close its Bastrop, Texas, tool joint manufacturing facility and to combine its two packer facilities through the closure of one facility in Arlington, Texas in the fourth quarter of 1996. In connection with these decisions, the Company incurred a charge of $5.8 million associated with these closures. Of this charge, $4.3 million related to the tool joint facility closure and relocation of equipment from this facility and $1.5 million related to the consolidation of its packer facilities and the closure of one of the plants. The Company incurred $3.8 million in 1996 for costs associated with these actions during 1996, including costs relating to the relocation of equipment at its Bastrop facility to other facilities. The Company also accrued $2 million as part of the $5.8 million charge for exit costs that it expected to be incurred in 1997 relating to the closure of its Bastrop and Arlington facilities. Such costs included $800,000 for severance and termination costs, $850,000 for the reduction in the carrying value of its Bastrop facility in light of the intended plan of disposition of the facility and $350,000 for the termination of the Arlington lease. Approximately 400 employees were affected by these closures, of which the employment of approximately 275 had been terminated by December 31, 1996. The closure of both the Bastrop and Arlington facilities had been substantially completed by March 1997.


5.   DISCONTINUED OPERATIONS

       On November 11, 1996, the Company completed the sale of its contract drilling segment which was comprised of the Mallard Bay contract drilling division ("Mallard Division") to Parker, in exchange for cash of approximately $306 million and 3,056,600 shares of Parker preferred stock valued by the Company at $20 million. The Company reported a net gain on the disposal of the Mallard Division of $66.9 million, net of taxes of $44.6 million. The Company applied a 20% discount factor to the Parker preferred stock because of the restricted nature of the stock received. Subsequently Parker converted the preferred stock to Parker common stock. At December 31, 1996, the Company reported in connection with the Parker common stock a $2.4 million unrealized gain, net of taxes, as a component of stockholders' investment.

       The results of operations for the Mallard Division are reflected in the accompanying Consolidated Statements of Income as "Discontinued Operations, Net of Taxes" and the Company's Consolidated Balance Sheets and Statements of Income for prior periods have been restated. Condensed results of the Mallard Division discontinued operations were as follows:

                                                         ELEVEN MONTHS
                                                            ENDED                  YEAR ENDED
                                                      NOVEMBER  11, 1996       DECEMBER 31, 1995
                                                      ------------------       -----------------
                                                                    (IN THOUSANDS)

     Revenues.......................................     $    81,310                $   79,912
                                                         -----------                ----------
     Income before income taxes.....................          11,490                    14,029
     Provision for income taxes.....................           4,022                     5,320
                                                         -----------                ----------
     Net income.....................................     $     7,468                $    8,709
                                                         ===========                ==========

        In 1992, the Company established an environmental services group, Eastman Cherrington Environmental ("Eastman Cherrington"), which provided horizontal drilling and related services for purpose of performing remediation, sampling, containment and monitoring. In December 1993, the Company determined that the business of Eastman Cherrington was not consistent with the Company's long-term strategic objectives and adopted a plan of disposition of the division. The Company's plan of disposition contemplated a disposition of the division in April 1994. At the time the Company adopted its plan of disposition, the Company had contacted and had preliminary discussions with a number of potential purchasers for the division that would have involved a disposition of the division through a sale to an institutional purchaser.
Based on these discussions, the historical operations of the division and the operating budget and outstanding contracts of the division, the Company estimated the incurrence of approximately $330,000 in net losses through the anticipated date of disposition after giving effect to the projected disposition and accrued this amount in 1993.

        During the first quarter of 1994, the Company worked toward a definitive agreement with one of the potential purchasers. These negotiations failed to result in a definitive agreement due to the purchaser's desire for one of the directors of the Company to participate in the purchase and the Board's view that it would be inappropriate to sell Eastman Cherrington to that purchaser under those circumstances. Following this occurrence, the Company proceeded with negotiations with alternative purchasers, including the ultimate purchaser. At this time, the Company estimated the potential additional operating losses pending the new projected disposition date in the third quarter of 1994. In light of this estimate and the consideration that was then projected to be recieved on the disposition based on discussions with the ultimate purchaser, the Company deferred losses of $797,000 until the disposition of Eastman Cherrington in July 1994 in exchange for a tubular finishing facility in Bryan, Texas. At the time of the disposition, the consideration received approximated the then book value of the division plus the 1994 deferred losses. As a result, there was no material gain or loss realized on the disposition. Eastman Cherrington had revenues of $3.3 million and a net loss of $2.1 million in 1993, including the $330,000 accrual for 1994 losses, and revenues of $1.4 million and a net loss of $797,000 in 1994, excluding the $330,000 accrued at year end 1993.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

6.   SHORT-TERM BORROWINGS AND LINES OF CREDIT

       The Company's short-term borrowings at December 31, 1996 and 1995 consisted of the following:

                                                                                       1996              1995
                                                                                   ------------------ -------
                                                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)

       Payable to banks under lines of credit, interest of 8.75%
           at December 31, 1996; principal and interest payable on demand.....     $   2,924        $   4,577
       Other short-term borrowings............................................     $   1,527        $      --
       Weighted average interest rate on notes outstanding during
           the year...........................................................          8.48%           10.22%
       Average borrowings during the year.....................................     $  23,871        $  24,382
       Maximum outstanding during the year....................................     $  57,619        $  43,189


     On June 26, 1996, the Company entered into a new $120 million working capital facility which replaced the Company's prior U.S. working capital line of credit. In the second quarter of 1996, the Company incurred an extraordinary charge of $731,000, net of taxes of $394,000, relating to the termination of its prior working capital facility.

     The Company currently has available to it working capital facilities providing for up to $130.9 million in borrowings. Borrowings under these facilities are subject to certain borrowing base requirements relating to the Company's accounts receivable and inventory securing the borrowings. Borrowings bear interest at variable rates and are secured by accounts receivables, inventory and stock of various of the Company's domestic and foreign subsidiaries. These facilities contain customary affirmative and negative covenants relating to working capital, earnings and net worth. These facilities also impose limitations on the Company's and its subsidiaries' use of funds for future acquisitions and capital expenditures, the incurrence of additional debt and other operational matters and certain expenditures. At December 31, 1996, the Company was limited under principal credit facility in the amount of cash dividends, distributions and other restricted payments that could be made by it to $133 million.

       At December 31, 1996, approximately $2.9 million was outstanding under the revolving lines of credit and approximately $10.1 million had been used to support outstanding letters of credit. Additional borrowings of approximately $117.9 million were available based on collateral values at December 31, 1996.

7.   LONG-TERM DEBT

       The Company's long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                                    1996       1995
                                                                  --------   --------
                                                                     (IN THOUSANDS)
Senior Notes due in 2004, interest at 10.25% ..................   $120,000   $120,000
Capitalized lease obligations under various leases with various
    installment amounts .......................................      5,475      4,505
Other notes payable at various rates ..........................      4,857      3,170
                                                                  --------   --------
                                                                   130,332    127,675
Less:  current maturities of long-term debt ...................      3,622      3,492
                                                                  --------   --------
                                                                  $126,710   $124,183
                                                                  ========   ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

7.    LONG-TERM DEBT - (CONTINUED)

       The following is a summary of scheduled debt maturities by year (in thousands):

1997 ...............   $  3,622
1998 ...............      2,832
1999 ...............      1,652
2000 ...............        787
2001 ...............        348
Thereafter .........    121,091
                       --------
                       $130,332
                       ========

       On March 24, 1994, the Company sold pursuant to a private placement $120 million of 10.25% Senior Notes due 2004. In July 1994, substantially all of these notes were exchanged for a substantially identical series of 10.25% Senior Notes due 2004 with semi-annual interest payments in March and September. Both issues of Senior Notes were issued pursuant to the terms of an Indenture dated March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. See Note 17. The Company is restricted to a specific formula in the amount of cash dividends, distributions and other restricted payments that could be made by it under the terms of the Senior Notes to approximately $278 million at December 31, 1996.

       The estimated fair value of the Company's $120 million Senior Notes at December 31, 1996 and 1995 was $126 million and $125 million, respectively, using a rate currently available to the Company for similar debt.

8.   STOCKHOLDERS' INVESTMENT

     PUBLIC STOCK OFFERINGS

       On July 25, 1996, the Company completed a public offering of 3,450,000 shares of its Common Stock ("Public Offering"). The net proceeds of this offering were approximately $100.9 million. The Company also completed a public offering early in the fourth quarter of 1995, of 3,450,000 shares of its Common Stock. The net proceeds of this offering were approximately $72.6 million.

     STOCK OPTION PLANS

       In May 1981, the Company's stockholders approved the Company's Employee Stock Option Plan ("Option Plan"), a non-qualified stock option plan. The plan expired in May 1991. Under the Option Plan, options were provided to officers and key employees of the Company (including directors who are also key employees) and its subsidiaries to purchase up to an aggregate of 1,000,000 shares of Common Stock of the Company.

       The Company maintains a Non-Employee Director Stock Option Plan ("Director Plan"), a non-qualified stock option plan. Under the Director Plan, options to purchase up to an aggregate of 500,000 shares of Common Stock of the Company may be granted to non-employee directors of the Company. Options to purchase 5,000 shares of Common Stock are automatically granted to each non-employee director on the date of their initial election and their re-election. At December 31, 1996, 330,000 shares were available for the granting of options.

       The Company also has in effect a 1992 Employee Stock Option Plan ("ESO Plan"). Under the ESO Plan, options to purchase up to an aggregate of 1,000,000 shares of Common Stock of the Company may be granted to officers and key employees of the Company (including directors who are also key employees) and its subsidiaries. At December 31, 1996, 286,000 shares were available for granting of such options.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    STOCKHOLDERS' INVESTMENT - (CONTINUED)

       Stock options vest after one to five years and expire after ten years from the date of grant. Information about the above stock option plans for the three years ended December 31, 1996, is set forth below:

                                               NUMBER       OPTION         WEIGHTED AVERAGE
                                                 OF       PRICE/RANGE       EXERCISE PRICE
                                               SHARES      PER SHARE          PER SHARE
                                               -------   ---------------   ----------------
Options outstanding, December 31, 1993 ....    667,063   $ 2.69 - $23.88     $  12.72
  Granted .................................     52,000    13.75                 13.75
  Exercised ...............................     (5,160)    2.69                  2.69
  Canceled ................................    (74,167)   11.50 -  18.25        13.38
                                               -------
Options outstanding, December 31, 1994 ....    639,736     2.69 -  23.88        14.52
  Granted .................................    127,000    13.75 -  18.00        16.90
  Exercised ...............................    (62,736)    2.69 -  16.50        10.45
                                               -------
Options outstanding, December 31, 1995 ....    704,000     9.38 -  23.88        15.20
  Granted .................................    285,000    26.13 -  29.50        26.54
  Exercised ...............................   (179,732)   11.50 -  23.88        17.76
                                               -------
Options outstanding, December 31, 1996 ....    809,268     9.38 -  29.50        18.74
                                               =======
Options exercisable as of December 31, 1996    433,333     9.38 -  23.88        14.17
                                               =======

       The 809,268 options outstanding at December 31, 1996, have a weighted average remaining contractual life of 7.4 years. The 433,333 options exercisable at December 31, 1996, have a weighted average remaining contractual life of 5.4 years. The weighted average fair value of the options granted in 1996 and 1995 were $19.61 and $11.65, respectively.

     STOCK-BASED COMPENSATION

       Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options issued in 1996 and 1995, respectively: risk-free interest rates: 6.6% and 6.7%; expected lives of 7 years; expected volatility of 48% and 47%; and no expected dividends.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS No. 123, only the effects of awards granted after January 1, 1995 are considered in the pro forma calculation.

                                                              1996              1995
                                                 ------------------------  ----------------------
                                                 As Reported    Pro Forma  As Reported  Pro Forma
                                                 ------------------------  ----------------------
         Net income (in thousands)               $ 98,166       $ 96,808   $ 11,311     $ 10,942
         Earnings per share                      $   4.82       $   4.72   $   0.77     $   0.74

     PREFERRED STOCK

     The Company is authorized to issue up to 3,000,000 shares of $1.00 par value preferred stock. As of December 31, 1996, none has been issued.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    STOCKHOLDERS' INVESTMENT - (CONTINUED)

     PROFIT SHARING PLANS

       The Company and certain of its subsidiaries have adopted retirement plans which qualify under Section 401(k) of the Internal Revenue Code. The plans generally provide for 40% matching contributions by the Company, up to a maximum liability of 1.2% of each participating employee's annual compensation. The Company, under each plan, also has the right to make additional discretionary matching contributions. Total contributions by the Company under these plans were $513,000, $226,000 and $138,000 during 1996, 1995 and 1994, respectively.

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

9.   INCOME TAXES

     The domestic and foreign components of Income before Income Taxes from Continuing Operations consisted of the following:

                                                                           1996      1995      1994
                                                                         -------   --------   --------
                                                                              (IN THOUSANDS)
     Domestic .......................................................    $22,755   $ (2,840)  $ (9,418)
     Foreign.........................................................      8,791      5,202        (69)
                                                                         -------   --------   --------
                                                                         $31,546   $  2,362   $ (9,487)
                                                                         =======   ========   ========

     Total income tax provision (benefit) was recorded as follows:

                                                                           1996     1995       1994
                                                                         -------  --------   --------
                                                                                  (IN THOUSANDS)
     Income (loss) from continuing operations.........................   $ 7,041  $   (240)  $ (3,795)
     Discontinued operations..........................................     4,022     5,320      5,601
     Gain on disposal of discontinued operations......................    44,600        --         --
     Extraordinary charge.............................................      (394)       --     (1,949)
                                                                         -------  --------   --------
                                                                         $55,269  $  5,080   $   (143)
                                                                         =======  ========   ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.    INCOME TAXES - (CONTINUED)

       The Company's provision (benefit) for income taxes of continuing operations for the three years ended December 31, 1996, consisted of:

                              1996         1995        1994
                            --------    ---------   ---------
                                     (IN THOUSANDS)
     Current
       U.S. Federal .....   $ 11,878    $ (4,060)   $ (2,817)
       Foreign ..........      2,845       1,317       1,531
       State ............        283         394         (55)
                            --------    --------    --------
                              15,006      (2,349)     (1,341)
                            --------    --------    --------
     Deferred
       U.S. Federal .....     (9,454)        (55)     (2,631)
       Foreign ..........      1,250       2,126         177
       State ............        239          38        --
                            --------    --------    --------
                              (7,965)      2,109      (2,454)
                            --------    --------    --------
                            $  7,041    $   (240)   $ (3,795)
                            ========    ========    ========

       The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income from continuing operations before income taxes for the three years ended December 31, 1996, in the accompanying Consolidated Statements of Income is analyzed below:

                                                                              1996       1995         1994
                                                                              ----       ----         ----
     Statutory federal income tax rate................................        35.0%       35.0%      (34.0)%
     Effect of state income tax, net..................................         1.1         3.4         0.5
     Effect of non-deductible expenses................................         1.8        14.9         2.4
     Utilization of net operating loss carryforward...................        (1.3)      (37.7)      (10.5)
     Effect of foreign income tax, net................................         (.6)      (11.8)        5.4
     Foreign losses not benefited (benefited) ........................        (1.8)       (6.4)        3.7
     Foreign Sales Corporation benefit................................        (1.0)       (3.3)        --
     Research and development credit benefit..........................         --         (8.2)        --
     Benefit of tax dispute settlement................................       (12.7)        --          --
     Other............................................................         1.8         3.9        (7.5)
                                                                             -----       -----       ------
                                                                              22.3%      (10.2)%     (40.0)%
                                                                             =====       ======      ======

       Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) were as follows:

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.   INCOME TAXES - (CONTINUED)

                                                     DECEMBER 31, DECEMBER 31,
                                                        1996        1995
                                                     ------------ -----------
                                                         (IN THOUSANDS)
Deferred tax assets:
  Domestic and foreign operating losses ..........   $  7,505       $  6,236
  Alternative minimum tax credit carryforward ....       --              864
  Accrued liabilities and reserves ...............     36,976          7,374
  Foreign tax credits ............................      7,443          5,310
  Tax benefit transfer leases acquired ...........      4,807           --
  Valuation allowance ............................     (2,630)        (3,046)
                                                     --------       --------
         Total deferred tax asset ................     54,101         16,738
                                                     --------       --------
Deferred tax liabilities:
  Property and equipment .........................    (21,452)      (11,080)
  Unremitted foreign earnings ....................     (7,971)       (4,340)
  Inventory basis differences ....................    (11,191)       (3,989)
  Goodwill basis differences .....................     (5,561)         (799)
  COLEVE production payment ......................       --         (14,907)
  Other ..........................................     (2,131)          (95)
                                                     --------      --------
         Total deferred tax liability ............    (48,306)      (35,210)
                                                     --------      --------
Net deferred tax asset (liability) ...............   $  5,795      $(18,472)
                                                     ========      ========

       At December 31, 1996 the Company had $13,229,000 of U.S. net operating losses which were generated by certain subsidiaries prior to their acquisition. The use of these pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of one subsidiary. These U.S. carryforwards, if not utilized, will expire between 2001 and 2009. The Company also had approximately $7,743,000 of foreign net operating loss carryforwards of which $7,357,000 will expire between 1998 and 2001 and the remainder can be carried forward indefinitely.

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

       The Company had a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. The net change in the valuation allowance for the year ended December 31, 1996 was a decrease of $416,000. The net change principally relates to a reduction in the valuation allowance required for certain deferred tax assets which realization became certain during 1996.

       On October 11, 1996, the Company entered into a $3.9 million tax settlement plus accrued interest of $2.5 million with the United States Internal Revenue Service ("IRS") relating to a dispute regarding the tax impact to the Company upon the dissolution of the COLEVE joint venture in 1990. The tax liability with respect to the dissolution had been previously provided for as a deferred tax liability in the Company's consolidated financial statements. This settlement resulted in the Company recognizing a $4 million tax benefit in the fourth quarter due to the elimination of certain previously accrued deferred taxes that will no longer be required to be paid as a result of this settlement.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  DISPUTES, LITIGATION AND CONTINGENCIES

     LITIGATION AND OTHER DISPUTES

       The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes and pending litigation would not have a material adverse effect on the Company's consolidated financial position or its results of operations with or without consideration of insurance coverage.

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

11.  INSURANCE SETTLEMENT

       On September 30, 1994, the Company settled all of its claims with its insurance carriers with respect to the termination of its workover contract with the National Iranian Oil Company ("NIOC"). Under the terms of the settlement with the Company's insurance carriers, the Company received a net cash payment of $23 million for reimbursement of certain operating costs incurred and amounts to be received in accordance with the terms of the workover drilling contract. The Company also retained all rights to any funds collected or recovered by the Company from NIOC and to the rigs and equipment deployed in Iran. The rigs and equipment were moved out of Iran by December 31, 1994.

       In 1994, the Company reduced the carrying value of the receivables by $8.8 million to reflect the uncertainties with respect to the collection of the entire amount of the NIOC receivables and the value of its rigs and equipment by $3.5 million to reflect the estimated fair value of those rigs. The Company also wrote off $2.6 million in mobilization costs that were being amortized over the life of the Company's contract with NIOC and that were required to be reimbursed to the Company by NIOC. In addition, the Company established a reserve of $2.8 million to cover its anticipated costs for the demobilization of its rigs outside of Iran, including estimated costs of export, storage, overseas shipping and local transportation, and $500,000 relating to additional costs anticipated to be incurred by it in connection with the final settlement of its contract and arrangements with NIOC. These reductions in carrying value and reserves were based on information available to the Company at the time of the settlement.

12.  COMMITMENTS

       The Company is committed under various noncancelable operating leases which primarily relate to office space and equipment. Total lease expense incurred under noncancelable operating leases was approximately $5,230,000, $3,812,000 and $3,698,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

       Future minimum rental commitments under these operating leases are as follows (in thousands):

               1997 ...............  $ 7,632
               1998 ...............    7,907
               1999 ...............    6,666
               2000 ...............    5,369
               2001 ...............    4,688
               Thereafter .........    8,699
                                     -------
                                     $40,961
                                     =======

         In January 1996, the Company entered into a long-term manufacturing and sales agreement with Oil Country Tubular, Ltd. ("OCTL") pursuant to which OCTL manufactures drill pipe and premium tubulars for the Company

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.   COMMITMENTS - (CONTINUED)

on an exclusive basis at OCTL's plant in India. The OCTL arrangement is being used by the Company to pursue a strategic expansion of its sales and operations in the Eastern Hemisphere.

13.   RELATED PARTY TRANSACTIONS

       The Company incurred legal fees of $1,596,000, $594,000, and $748,000 during 1996, 1995 and 1994, respectively, with a law firm in which a director of the Company is a partner.

       The Company paid Lehman Brothers, an affiliate of Lehman Brothers Holdings Inc., a major stockholder of the Company, approximately $5,175,000 and $4,037,000 for underwriting fees associated with the Public Offerings in 1996 and 1995, respectively and approximately $1,536,000 for fees related to the disposition of Mallard in 1996. The fee arrangements associated with these offerings were on terms standard in the industry.

14.  SUBSEQUENT EVENT

       On February 13, 1997, the Company acquired Anbert Cilindros S.A.I.C. ("Anbert"), an Argentina based sucker rod business, for total consideration of approximately $8 million.

       On February 24, 1997, the Company entered into an agreement to acquire TA Industries, Inc. ("TA"), a manufacturer of premium couplings and premium accessories, for total cash consideration of approximately $64 million. The acquisition of TA is subject to various conditions, including the receipt of all required regulatory approvals and expiration of all waiting periods. The transaction is expected to close prior to April 30, 1997.

       On March 14, 1997, the Company acquired Griffin Legrand for total cash consideration of approximately $21 million. Griffin Legrand, based in Alberta, Canada, designs, manufactures and markets progressing cavity pumps and conventional pumping units.

       In December 1996, the Company entered into an agreement to acquire GulfMark International, Inc., ("GulfMark") pursuant to a tax free merger in which approximately 2.2 million shares of the Company's Common Stock currently held by GulfMark will be issued to the stockholders of GulfMark. Prior to the merger, GulfMark will spin-off to its stockholders its marine transportation services business. Such merger is subject to, among other things, approval by the stockholders of the Company and GulfMark. The Company expects that the merger will be consummated in the second quarter of 1997.

       At the Company's Annual Meeting on May 6, 1997, the agenda includes, among other things, a proposal to increase the Company's authorized shares of Common Stock from 40 million shares to 80 million shares to effect a two for one stock split and a proposal to change the name of the Company from Energy Ventures, Inc. to EVI, Inc. The effect of the pending stock split has not been reflected in this December 31, 1996 Form 10-K.

15.  SEGMENT INFORMATION

     BUSINESS SEGMENTS

       The Company operates through two business segments: tubular products and production equipment. The tubular products segment manufactures drill pipe and high performance tubulars and the production equipment segment manufactures a complete line of artificial lift and production equipment. The Company's products are used in the exploration and production of oil and natural gas.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.   SEGMENT INFORMATION - (CONTINUED)

       Financial information by industry segment for each of the three years ended December 31, 1996, is summarized below (in thousands). The information presented has been restated to reflect the Mallard Division as discontinued operations. Identifiable assets exclude net assets relating to the Mallard Division of approximately $95.5 million and $74.7 million at December 31, 1995 and 1994, respectively. Identifiable assets included in the Corporate and Other column includes the elimination of intercompany transactions.

                                                                     CORPORATE
                                              TUBULAR    PRODUCTION     AND
                                              PRODUCTS   EQUIPMENT     OTHER           TOTAL
                                              --------   ---------   ----------        -----
1996
Sales to unaffiliated customers ..........   $ 342,530   $ 135,490   $    --      $ 478,020
Operating income (loss) ..................      44,394       8,237      (6,344)      46,287
Identifiable assets ......................     388,096     225,579     239,168      852,843
Depreciation and amortization ............      11,046       5,642          83       16,771
Capital expenditures and acquisitions ....      62,008      27,871          68       89,947

1995
Sales to unaffiliated customers ..........   $ 154,241   $ 117,434   $    --      $ 271,675
Operating income (loss) ..................      15,248       7,843      (5,126)      17,965
Identifiable assets ......................     218,592     130,266       8,776      357,634
Depreciation and amortization ............       7,170       5,187          89       12,446
Capital expenditures and acquisitions ....      25,422       7,939          18       33,379

1994
Sales to unaffiliated customers ..........   $  94,941   $  90,344   $    --      $ 185,285
Operating income (loss) ..................       3,082       5,144      (4,588)       3,638
Identifiable assets ......................     122,638     105,923       8,194      236,755
Depreciation and amortization ............       5,329       3,973          96        9,398
Capital expenditures and acquisitions ....      15,770      16,764          91       32,625

       During 1996, the Company incurred a charge of $5.8 million associated with plant closures. Of this charge, $4.3 million related to the closure of a tool joint facility within the Tubular Products Segment and $1.5 million related to the closure of a packer facility within the Production Equipment Segment. Operating income for 1996 for the Tubular Products and Production Equipment segments include accruals included within the $5.8 million charge of $1.5 million and $500,000, respectively, for such plant closures.

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

       In 1996, 1995 and 1994, there was no individual customer who accounted for 10% of consolidated revenues.

     FOREIGN OPERATIONS AND EXPORT SALES

       The Company's equipment and services are used in approximately 55 countries by U.S. customers operating abroad and by foreign customers. Sales of equipment and services outside the United States accounted for 51%, 46% and 46% of total revenues in 1996, 1995 and 1994, respectively, based upon the ultimate destination in which equipment or services were sold, shipped or provided to the customer by the Company.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.   SEGMENT INFORMATION - (CONTINUED)

                                                                  FOREIGN
                                                   ------------------------------
                                       UNITED                   LATIN
                                       STATES      CANADA       AMERICA     OTHER    ELIMINATIONS    TOTAL
                                       ------      ------       -------     -----    ------------    -----
                                                              (IN THOUSANDS)
1996
   Operating revenues from
     unaffiliated customers .......   $ 253,675   $  65,113   $  36,214   $  34,048    $ (21,395)   $ 367,655
   Export sales to
     unaffiliated customers .......     110,365        --          --          --           --        110,365
                                      ---------   ---------   ---------   ---------    ---------    ---------
   Total revenues .................     364,040      65,113      36,214      34,048      (21,395)     478,020
   Operating income ...............      24,037       6,985      15,125         521         (381)      46,287
   Identifiable assets ............     681,906      89,609      95,352      31,325      (45,349)     852,843

1995
   Operating revenues from
     unaffiliated customers .......   $ 166,627   $  37,575   $  23,068   $   1,156    $ (19,754)   $ 208,672
   Export sales to
     unaffiliated customers .......      63,003        --          --          --           --         63,003
                                      ---------   ---------   ---------   ---------    ---------    ---------
   Total revenues .................     229,630      37,575      23,068       1,156      (19,754)     271,675
   Operating income (loss) ........       7,046       4,386       7,915        (291)      (1,091)      17,965
   Identifiable assets ............     298,135      30,197      21,068      20,857      (12,623)     357,634

1994
   Operating revenues from
     unaffiliated customers .......   $ 109,197   $  26,774   $   8,812   $   1,601    $  (9,101)   $ 137,283
   Export sales to
     unaffiliated customers .......      48,002        --          --          --           --         48,002
                                      ---------   ---------   ---------   ---------    ---------    ---------
   Total revenues .................     157,199      26,774       8,812       1,601       (9,101)     185,285
   Operating income (loss) ........         139       3,876       1,296      (1,091)        (582)       3,638
   Identifiable assets ............     214,446      26,572       5,837       8,040      (18,140)     236,755

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following tabulation sets forth unaudited quarterly financial data for 1996 and 1995. The information presented has been restated to reflect the Mallard Division as discontinued operations.

                                                                      1ST QTR.     2ND QTR.     3RD QTR.   4TH QTR.     TOTAL
                                                                      --------     --------     --------   --------     -----
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
Revenues ......................................................      $  90,326   $  98,937    $ 134,376   $ 154,381   $ 478,020
Gross Profit ..................................................         21,036      24,044       29,328      30,103     104,511
Income before Income Taxes ....................................          4,224       6,226       10,641      10,455      31,546
Income from Continuing Operations .............................          2,747       4,046        6,917      10,795      24,505
Income from Discontinued Operations, Net of Taxes .............          1,600       1,748        2,842       1,278       7,468
Gain on Disposal of Discontinued Operations,
  Net of Taxes ................................................           --          --           --        66,924      66,924
Extraordinary Charge, Net of Taxes ............................           --          (731)        --          --          (731)
Net Income ....................................................      $   4,347   $   5,063    $   9,759   $  78,997   $  98,166
Net Income (Loss) Per Common Share:
  Income from Continuing Operations ...........................      $     .15   $     .22    $     .32   $     .47   $    1.20 (1)
  Income from Discontinued Operations .........................            .09         .09          .13         .06         .37
  Gain on Disposal of Discontinued Operations .................           --          --           --          2.93        3.29 (1)
  Extraordinary Charge ........................................           --          (.04)        --          --          (.04)
                                                                     ---------   ---------    ---------   ---------   ---------
  Net Income ..................................................      $     .24   $     .27    $     .45   $    3.46   $    4.82 (1)
                                                                     =========   =========    =========   =========   =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.  QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)

                                                         1ST QTR.     2ND QTR.     3RD QTR.   4TH QTR.     TOTAL
                                                         --------     --------     --------   --------     -----
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995
Revenues ..............................................   $ 53,270    $ 61,198    $ 72,196   $ 85,011   $271,675
Gross Profit ..........................................     13,954      15,003      17,638     19,850     66,445
Income (Loss) before Income Taxes .....................     (1,243)       (785)        736      3,654      2,362
Income (Loss) from Continuing Operations ..............       (772)       (438)      1,104      2,708      2,602
Income from Discontinued Operations, Net of Taxes .....      2,403       2,191       2,452      1,663      8,709
Net Income ............................................   $  1,631    $  1,753    $  3,556   $  4,371   $ 11,311
Net Income Per Common Share:
  Income from Continuing Operations ...................   $   (.06)   $   (.03)   $    .08   $    .15   $    .18(2)
  Income from Discontinued Operations .................        .19         .17         .16        .09        .59(2)
                                                          --------    --------    --------   --------   --------
  Net Income ..........................................   $    .13    $    .14    $    .24   $    .24   $    .77(2)
                                                          ========    ========    ========   ========   ==========


     (1) Net Income Per Common Share for the year ended December 31, 1996, differs from the summation of the individual quarters within that year due to the impact of the Public Offering of Common Stock and shares issued in connection with the TCA and ENERPRO acquisitions.

     (2) Net Income Per Common Share for the year ended December 31, 1995, differs from the summation of the individual quarters within that year due to the impact of the Public Offering of Common Stock and shares issued in connection with the Prideco acquisition.

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       The $120 million Senior Notes which are described in Note 7 are unconditionally guaranteed on a full and unconditional, joint and several, basis by certain subsidiaries of the Company. Each of the subsidiary guarantors are wholly owned by the Company or a subsidiary guarantor. Accordingly, the following condensed consolidating balance sheets as of December 31, 1996 and 1995, and the related condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 1996, have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                            NON-
                                                   PARENT   GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ------   ----------   ----------   ------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents ................   $ 221,275   $   1,625    $   1,066    $    --      $ 223,966
   Other Current Assets .....................      40,694     233,862       60,159         --        334,715
                                                ---------   ---------    ---------    ---------    ---------
                                                  261,969     235,487       61,225         --        558,681
                                                ---------   ---------    ---------    ---------    ---------
PROPERTY, PLANT AND EQUIPMENT,
   AT COST, NET OF ACCUMULATED
   DEPRECIATION .............................         144     124,804       47,776         --        172,724
INTERCOMPANY AND INVESTMENT
   IN SUBSIDIARIES, NET .....................     412,287    (241,456)     (87,064)     (83,767)        --

OTHER ASSETS ................................       5,850      84,322       31,266         --        121,438
                                                ---------   ---------    ---------    ---------    ---------
                                                $ 680,250   $ 203,157    $  53,203    $ (83,767)   $ 852,843
                                                =========   =========    =========    =========    =========
LIABILITIES AND STOCKHOLDERS'
   INVESTMENT

CURRENT LIABILITIES:
   Short-Term Borrowings ....................   $    --     $    --      $   4,451    $    --      $   4,451
   Current Maturities of Long-Term Debt .....        --         1,883        1,739         --          3,622
   Accounts Payable and Other Accrued
      Liabilities ...........................      89,692     107,712       27,649         --        225,053
                                                ---------   ---------    ---------    ---------    ---------
                                                   89,692     109,595       33,839         --        233,126
                                                ---------   ---------    ---------    ---------    ---------

LONG-TERM DEBT ..............................     120,000       3,895        2,815         --        126,710

DEFERRED INCOME TAXES AND OTHER .............      16,474      18,707        3,742         --         38,923
                                                ---------   ---------    ---------    ---------    ---------

STOCKHOLDERS' INVESTMENT ....................     454,084      70,960       12,807      (83,767)     454,084
                                                ---------   ---------    ---------    ---------    ---------
                                                $ 680,250   $ 203,157    $  53,203    $ (83,767)   $ 852,843
                                                =========   =========    =========    =========    =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)


                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                             NON-
                                                  PARENT     GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                  ------     ----------   ----------  ------------  ------------
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents ................   $     532    $   1,492    $     861    $    --      $   2,885
   Other Current Assets .....................       1,564      174,653       34,592         --        210,809
   Net Assets of Discontinued Operations ....        --         94,650          841         --         95,491
                                                ---------    ---------    ---------    ---------    ---------

                                                    2,096      270,795       36,294         --        309,185
                                                ---------    ---------    ---------    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,
   AT COST, NET OF ACCUMULATED
   DEPRECIATION .............................         159       85,429       14,571         --        100,159

INTERCOMPANY AND INVESTMENT
   IN SUBSIDIARIES, NET .....................     342,844     (169,153)      18,416     (192,107)        --

OTHER ASSETS ................................       4,969       42,322       (3,510)        --         43,781
                                                ---------    ---------    ---------    ---------    ---------
                                                $ 350,068    $ 229,393    $  65,771    $(192,107)   $ 453,125
                                                =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS'
   INVESTMENT

CURRENT LIABILITIES:
   Short-Term Borrowings ....................   $    --      $     546    $   4,031    $    --      $   4,577
   Current Maturities of Long-Term Debt .....        --          3,082          410         --          3,492
   Accounts Payable and Other Accrued
     Liabilities ............................       4,055       56,408        9,759         --         70,222
                                                ---------    ---------    ---------    ---------    ---------
                                                    4,055       60,036       14,200         --         78,291
                                                ---------    ---------    ---------    ---------    ---------

LONG-TERM DEBT ..............................     120,000        3,596          587         --        124,183

DEFERRED INCOME TAXES AND OTHER .............      (2,053)       5,950       18,688         --         22,585
                                                ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' INVESTMENT ....................     228,066      159,811       32,296     (192,107)     228,066
                                                ---------    ---------    ---------    ---------    ---------
                                                $ 350,068    $ 229,393    $  65,771    $(192,107)   $ 453,125
                                                =========    =========    =========    =========    =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                        NON-
                                              PARENT     GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                              ------     ----------  ----------  ------------  ------------
REVENUES ................................   $    --      $ 373,725    $ 104,295    $    --      $ 478,020

COSTS AND EXPENSES ......................       6,339      335,817       89,577         --        431,733
                                            ---------    ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) .................      (6,339)      37,908       14,718         --         46,287
                                            ---------    ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE)
   Interest Expense .....................      15,811      (26,870)      (5,395)        --        (16,454)
   Equity in Subsidiaries, Net of Taxes .      18,577         --           --        (18,577)        --
   Other, Net ...........................       2,002          166         (455)        --          1,713
                                            ---------    ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES ..............      30,051       11,204        8,868      (18,577)      31,546

PROVISION (BENEFIT) FOR INCOME TAXES ....      (1,285)       4,893        3,433         --          7,041
                                            ---------     --------    ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS .......      31,336        6,311        5,435      (18,577)      24,505

INCOME FROM DISCONTINUED
   OPERATIONS, NET OF TAXES .............        --          7,521          (53)        --          7,468

GAIN ON DISPOSAL OF DISCONTINUED
   OPERATIONS, NET OF TAXES .............      66,924         --           --           --         66,924

EXTRAORDINARY CHARGE, NET OF TAXES ......         (94)        (637)        --           --          (731)
                                            ---------    ---------    ---------    ---------    ---------

NET INCOME ..............................   $  98,166    $  13,195    $   5,382    $ (18,577)   $  98,166
                                            =========    =========    =========    =========    =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                         NON-
                                              PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                              ------    ----------    ----------  ------------  ------------
REVENUES ................................   $    --      $ 210,603    $  61,072    $    --      $ 271,675

COSTS AND EXPENSES ......................       5,123      199,525       49,062         --        253,710
                                            ---------    ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) .................      (5,123)      11,078       12,010         --         17,965
                                            ---------    ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE)
    Interest Expense ....................       2,539      (16,856)      (1,970)        --        (16,287)
    Equity in Subsidiaries, Net of Taxes       11,179         --           --        (11,179)        --
    Other, Net ..........................         360        1,134         (810)        --            684
                                            ---------    ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES .......       8,955       (4,644)       9,230      (11,179)       2,362

PROVISION (BENEFIT) FOR INCOME TAXES ....      (2,356)      (1,214)       3,330         --           (240)
                                            ---------    ---------    ---------    ---------    ---------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS ..........................      11,311       (3,430)       5,900      (11,179)       2,602


INCOME FROM DISCONTINUED
    OPERATIONS, NET OF TAXES ............        --          8,662           47         --          8,709
                                            ---------    ---------    ---------    ---------    ---------

NET INCOME ..............................   $  11,311    $   5,232    $   5,947    $ (11,179)   $  11,311
                                            =========    =========    =========    =========    =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                        NON-
                                              PARENT     GUARANTORS   GUARANTORS ELIMINATIONS   CONSOLIDATED
                                              ------     ----------   ---------- ------------   ------------
REVENUES ................................   $    --      $ 148,299    $  36,986    $    --      $ 185,285

COSTS AND EXPENSES ......................       4,748      144,030       32,869         --        181,647
                                            ---------    ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) .................      (4,748)       4,269        4,117         --          3,638
                                            ---------    ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE)
   Interest Expense .....................      (6,973)      (6,074)        (490)        --        (13,537)
   Equity in Subsidiaries, Net of Taxes .      11,343         --           --        (11,343)        --
   Other, Net ...........................         153          512         (253)        --            412
                                            ---------    ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES .......        (225)      (1,293)       3,374      (11,343)      (9,487)

PROVISION (BENEFIT) FOR INCOME TAXES ....      (4,867)      (1,022)       2,094         --         (3,795)
                                            ---------    ---------    ---------    ---------    ---------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS ...........................       4,642         (271)       1,280      (11,343)      (5,692)

INCOME FROM DISCONTINUED
   OPERATIONS, NET OF TAXES .............        --         10,113          221         --         10,334

EXTRAORDINARY CHARGE, NET OF TAXES ......      (3,784)        --           --           --         (3,784)
                                            ---------    ---------    ---------    ---------    ---------

NET INCOME ..............................   $     858    $   9,842    $   1,501    $ (11,343)   $     858
                                            =========    =========    =========    =========    =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                     NON-
                                                         PARENT       GUARANTORS    GUARANTORS ELIMINATIONS CONSOLIDATED
                                                         ------       ----------    ---------- ------------ ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net Income .......................................   $  98,166    $  13,195    $   5,382    $ (18,577)   $  98,166
   Net (Income) Loss from Discontinued
     Operations .....................................        --         (7,521)          53         --         (7,468)
   Gain on Disposal of Discontinued
     Operations, Net ................................     (66,924)        --           --           --        (66,924)
   Equity in Earnings of Subsidiaries ...............     (18,577)        --           --         18,577         --
   Other Adjustments and Charges ....................     (18,329)       5,571      (16,488)        --        (29,246)
                                                        ---------    ---------    ---------    ---------    ---------
     Net Cash Provided (Used) by Continuing
       Operations ...................................      (5,664)      11,245      (11,053)        --         (5,472)
     Net Cash Provided (Used) by Discontinued
       Operations ...................................        --          8,699         (405)        --          8,294
                                                        ---------    ---------    ---------    ---------    ---------
     Net Cash Provided (Used) by Operating
       Activities ...................................      (5,664)      19,944      (11,458)        --          2,822
                                                        ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Proceeds from Disposal of Discontinued
     Operations .....................................     306,854         --           --           --        306,854
   Capital Expenditures of Discontinued
     Operations .....................................        --        (63,136)        --           --        (63,136)
   Acquisition of Businesses ........................        --        (47,934)     (39,880)        --        (87,814)
   Capital Expenditures for Property, Plant
     and Equipment ..................................         (67)     (11,358)     (14,465)        --        (25,890)
   Proceeds from Sale of Assets .....................        --            521          740         --          1,261
                                                        ---------    ---------    ---------    ---------    ---------
     Net Cash Provided (Used) by Investing
       Activities ...................................     306,787     (121,907)     (53,605)        --        131,275
                                                        ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Issuance of Common Stock, Net ....................     100,860         --           --           --        100,860
   Repayments Under Revolving Lines of
       Credit, Net ..................................        --           (546)      (1,107)        --         (1,653)
   Borrowings (Repayments) on Term Debt, Net ........        --        (11,829)         118         --        (11,711)
   (Increase) Decrease in amounts Due to and
     from Subsidiaries, Net .........................    (183,434)     115,502       67,932         --           --
   Other, Net .......................................       2,194       (1,031)      (1,696)        --           (533)
                                                        ---------    ---------    ---------    ---------    ---------
     Net Cash Provided (Used) by Financing
       Activities ...................................     (80,380)     102,096       65,247         --         86,963
                                                        ---------    ---------    ---------    ---------    ---------

Effect of Translation Adjustment on Cash ............        --           --             21         --             21
                                                        ---------    ---------    ---------    ---------    ---------

Net Increase in Cash and Cash Equivalents ...........     220,743          133          205         --
                                                                                                              221,081

Cash and Cash Equivalents at Beginning of Year ......         532        1,492          861         --          2,885
                                                        ---------    ---------    ---------    ---------    ---------


Cash and Cash Equivalents at End of Year ............   $ 221,275    $   1,625    $   1,066    $    --      $ 223,966
                                                        =========    =========    =========    =========    =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                   NON-
                                                           PARENT    GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                           ------    ----------  ----------  ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
    Net Income ........................................   $ 11,311    $  5,232    $  5,947    $(11,179)   $ 11,311
    Net Income from Discontinued Operations ...........       --        (8,662)        (47)       --        (8,709)
    Equity in Earnings of Subsidiaries ................    (11,179)       --          --        11,179        --
    Other Adjustments and Charges .....................     (3,808)    (42,820)     13,175        --       (33,453)
                                                          --------    --------    --------    --------    --------
     Net Cash Provided (Used) by Continuing
       Operations .....................................     (3,676)    (46,250)     19,075        --       (30,851)
     Net Cash Provided (Used) by Discontinued
       Operations .....................................       --        11,326        (581)       --        10,745
                                                          --------    --------    --------    --------    --------
     Net Cash Provided (Used) by Operating
       Activities .....................................     (3,676)    (34,924)     18,494        --       (20,106)
                                                          --------    --------    --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
    Capital Expenditures of Discontinued
     Operations .......................................       --       (22,884)       --          --       (22,884)
    Acquisition of Businesses .........................       --        (4,007)     (4,098)       --        (8,105)
    Capital Expenditures for Property, Plant
     and Equipment ....................................        (19)     (4,751)     (6,362)       --       (11,132)
    Proceeds from Sale of Assets ......................       --         2,880         489        --         3,369
                                                          --------    --------    --------    --------    --------
     Net Cash Used by Investing Activities ............        (19)    (28,762)     (9,971)       --       (38,752)
                                                          --------    --------    --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
    Issuance of Common Stock, Net .....................     72,648        --          --          --        72,648
    Borrowings (Repayments) Under Revolving
     Lines of Credit, Net .............................       --       (11,498)        393        --       (11,105)
    Repayments on Term Debt, Net ......................       --        (2,082)       (352)       --        (2,434)
    (Increase) Decrease in amounts Due to and
     from Subsidiaries, Net ...........................    (68,885)     78,005      (9,120)       --          --
    Other, Net ........................................        298        --          --          --           298
                                                          --------    --------    --------    --------    --------
     Net Cash Provided (Used) by Financing
      Activities ......................................      4,061      64,425      (9,079)       --        59,407
                                                          --------    --------    --------    --------    --------

Effect of Translation Adjustment on Cash ..............       --          --            81        --            81
                                                          --------    --------    --------    --------    --------

Net Increase (Decrease) in Cash and Cash
   Equivalents ........................................        366         739        (475)       --           630

Cash and Cash Equivalents at Beginning of Year ........        166         753       1,336        --         2,255
                                                          --------    --------    --------    --------    --------

Cash and Cash Equivalents at End of Year ..............   $    532    $  1,492    $    861    $   --      $  2,885
                                                          ========    ========    ========    ========    ========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                              NON-
                                                   PARENT   GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                   ------   ----------    ----------   ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net Income ................................   $     858    $   9,842    $   1,501    $ (11,343)   $     858
   Net Income from Discontinued Operations ...        --        (10,113)        (221)        --        (10,334)
   Equity in Earnings of Subsidiaries ........     (11,343)        --           --         11,343         --
   Other Adjustments and Charges .............      11,329      (22,736)      (6,818)        --        (18,225)
                                                 ---------    ---------    ---------    ---------    ---------
     Net Cash Provided (Used) by Continuing
       Operations ............................         844      (23,007)      (5,538)        --        (27,701)
     Net Cash Provided by Discontinued
       Operations ............................        --          6,903            3         --          6,906
                                                 ---------    ---------    ---------    ---------    ---------
     Net Cash Provided (Used) by Operating
       Activities ............................         844      (16,104)      (5,535)        --        (20,795)
                                                 ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Capital Expenditures of Discontinued
     Operations ..............................        --        (11,738)        --           --        (11,738)
   Acquisition of Businesses .................        --         (8,163)      (2,289)        --        (10,452)
   Capital Expenditures for Property, Plant
     and Equipment ...........................         (91)      (5,293)      (2,485)        --         (7,869)
   Proceeds from Sale of Assets ..............        --           --             28         --             28
                                                 ---------    ---------    ---------    ---------    ---------
     Net Cash Used by Investing
        Activities............................         (91)     (25,194)      (4,746)        --         (30,031)
                                                 ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Issuance of Long-Term Debt ................     120,000         --           --           --        120,000
   Repayments Under Revolving Lines
     of Credit, Net ..........................        --        (21,050)      (1,045)        --        (22,095)
   Repayments on Term Debt, Net ..............     (34,442)      (2,242)      (2,068)        --        (38,752)
   (Increase) Decrease in Amounts Due to and
     from Subsidiaries, Net ..................     (78,181)      64,227       13,954         --           --
   Other, Net ................................      (9,408)        --           --           --         (9,408)
                                                 ---------    ---------    ---------    ---------    ---------
     Net Cash Provided (Used) by Financing
       Activities ............................      (2,031)      40,935       10,841         --         49,745
                                                 ---------    ---------    ---------    ---------    ---------

Effect of Translation Adjustment on Cash .....        --           --           (300)        --           (300)
                                                 ---------    ---------    ---------    ---------    ---------

Net Increase (Decrease) in Cash and Cash
   Equivalents ...............................      (1,278)        (363)         260         --         (1,381)

Cash and Cash Equivalents at Beginning of Year       1,444        1,116        1,076         --          3,636
                                                 ---------    ---------    ---------    ---------    ---------

Cash and Cash Equivalents at End of Year .....   $     166    $     753    $   1,336    $    --      $   2,255
                                                 =========    =========    =========    =========    =========

                     ENERGY VENTURES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

A.   SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications and Restatements

       Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1996 classifications. The consolidated financial statements have been restated to reflect the sale of the Company's Mallard Division on November 11, 1996. See Note 5 for additional information.

     Elimination Entries

       Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B.   LONG-TERM DEBT

       The Company's summary of scheduled debt maturities by year, description of debt and other information is disclosed in Note 7.

C.   INSURANCE SETTLEMENT

       On September 30, 1994, the Company received a net cash payment of $23 million from its insurance carriers as settlement for the termination of its workover drilling contract with NIOC. See Note 11 for additional information regarding this settlement.

D.   OTHER

       Notes 1 through 16 should be read in conjunction with the Condensed Consolidating Financial Statements.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               ENERGY VENTURES, INC.


                                              BY: /s/ FRANCES R. POWELL
                                                 -------------------------------
                                                      FRANCES R. POWELL
                                                  VICE PRESIDENT, ACCOUNTING
                                                       AND CONTROLLER
                                                 (PRINCIPAL ACCOUNTING OFFICER)

Date:  March 28, 1997