Form 10-Q
period 1997-03-31
ENERGY VENTURES INC /DE/
filed 1997-05-14
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 0-7265


                                   EVI, INC.
             (Exact name of Registrant as specified in its Charter)

          Delaware                                               04-2515019
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


5 Post Oak Park, Houston, Texas                                  77027-3415
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 (713) 297-8400
                ------------------------------------------------
               (Registrant's telephone number, include area code)

                                      NONE
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes   x    No
                                                                -----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Title of Class                            Outstanding at May 2, 1997
        --------------                            --------------------------
Common Stock, par value $1.00                            22,825,600 *


* Number of shares outstanding at May 2, 1997 is prior to the Registrant's two-for-one stock split described further herein.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EVI, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 March 31,         December 31,
                                                                                   1997                1996
                                                                              --------------       -------------
                                       ASSETS                                              (in thousands)

CURRENT ASSETS:
      Cash and Cash Equivalents.............................................  $      103,994       $     223,966
      Accounts Receivable, Net of Allowance for Uncollectible
         Accounts of $863,000 at March 31, 1997 and $583,000
         at December 31, 1996...............................................         150,185             119,152
      Inventories...........................................................         175,321             157,631
      Other Current Assets..................................................          60,520              57,932
                                                                              --------------       -------------
                                                                                     490,020             558,681
                                                                              --------------       -------------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
      NET OF ACCUMULATED DEPRECIATION.......................................         181,076             172,724

GOODWILL, NET...............................................................         121,849             102,474

OTHER ASSETS................................................................          18,039              18,964
                                                                              --------------       -------------
                                                                              $      810,984       $     852,843
                                                                              ==============       =============

            LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
      Short-Term Borrowings, Primarily Under Revolving Lines
         of Credit..........................................................  $        7,687       $       4,451
      Current Maturities of Long-Term Debt..................................           4,391               3,622
      Accounts Payable......................................................          85,917              80,783
      Current Tax Liabilities...............................................          25,963              81,916
      Other Accrued Liabilities.............................................          52,832              62,354
                                                                              --------------       -------------
                                                                                     176,790             233,126
                                                                              --------------       -------------

LONG-TERM DEBT..............................................................         126,511             126,710

DEFERRED INCOME TAXES AND OTHER.............................................          39,881              38,923

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
      Common Stock..........................................................          45,930              45,930
      Capital in Excess of Par Value........................................         258,721             258,721
      Retained Earnings.....................................................         172,678             158,333
      Cumulative Foreign Currency Translation Adjustment....................          (8,712)             (8,712)
      Treasury Stock, at Cost...............................................          (2,994)             (2,569)
      Unrealized Gain on Marketable Securities..............................           2,179               2,381
                                                                              --------------       -------------
                                                                                     467,802             454,084
                                                                              --------------       -------------
                                                                              $      810,984       $     852,843
                                                                              ==============       =============

The accompanying notes are an integral part of these consolidated condensed financial statements.
        (All share and per share amounts adjusted for 1997 stock split)

                           EVI, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                    Three Months
                                                                                    Ended March 31,
                                                                           -----------------------------
                                                                                1997              1996
                                                                           -----------        -----------
                                                                       (in thousands, except per share amounts)

REVENUES .......................................................           $   164,640         $   90,326
                                                                           -----------        -----------

COSTS AND EXPENSES:
     Cost of Sales..............................................               123,013              69,290
     Selling, General and Administrative Attributable
         to Segments............................................                17,311              11,495
     Corporate General and Administrative.......................                 1,721               1,364
                                                                           -----------         -----------

OPERATING INCOME................................................                22,595               8,177
                                                                           -----------         -----------

OTHER INCOME (EXPENSE):
     Interest Income............................................                 2,579                  29
     Interest Expense...........................................                (3,669)             (3,828)
     Other, Net.................................................                   735               (154)
                                                                           -----------         ----------

INCOME BEFORE INCOME TAXES......................................                22,240               4,224

PROVISION FOR INCOME TAXES......................................                 7,895               1,477
                                                                           -----------         -----------

INCOME FROM CONTINUING OPERATIONS...............................                14,345               2,747

INCOME FROM DISCONTINUED OPERATIONS,
      NET OF TAXES..............................................                    --               1,600
                                                                           -----------         -----------

NET INCOME......................................................           $    14,345         $     4,347
                                                                           ===========         ===========

EARNINGS PER SHARE:

     Income From Continuing Operations..........................           $      0.31         $      0.08
     Income From Discontinued Operations........................                    --                0.04
                                                                           -----------         -----------
     Net Income.................................................           $      0.31         $      0.12
                                                                           ===========         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....................                45,672              36,842
                                                                           ===========         ===========






The accompanying notes are an integral part of these consolidated condensed financial statements.
        (All share and per share amounts adjusted for 1997 stock split)

                           EVI, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       Three Months
                                                                                      Ended March 31,
                                                                           -----------------------------------
                                                                              1997                      1996
                                                                           ----------                ---------
                                                                                      (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income.........................................................  $   14,345                $   4,347
      Adjustments to Reconcile Net Income to Net Cash
         Used by Operations:
             Depreciation and Amortization...............................       5,512                    3,351
             Net Income from Discontinued Operations.....................          --                   (1,600)
             Oil Country Tubular Ltd. Deposit............................          --                   (8,000)
             Deferred Income Tax Provision (Benefit) from
               Continuing Operations.....................................       1,826                       (7)
             Change in Operating Assets and Liabilities, Net of Effects
                of Businesses Acquired...................................     (43,732)                  (3,648)
                                                                           ----------                ---------
         Net Cash Used by Continuing Operations..........................     (22,049)                  (5,557)
         Net Cash Provided by Discontinued Operations....................          --                    4,021
                                                                           ----------                ---------
         Net Cash Used by Operating Activities...........................     (22,049)                  (1,536)
                                                                           ----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Income Taxes Paid on Gain on Disposal of Discontinued
         Operations......................................................     (62,808)                      --
      Capital Expenditures of Discontinued Operations....................          --                   (4,027)
      Acquisition of Businesses, Net of Cash Acquired....................     (30,179)                    (608)
      Capital Expenditures for Property, Plant and Equipment.............      (7,271)                  (3,243)
      Other, Net.........................................................          92                       45
                                                                           ----------                ---------
         Net Cash Used by Investing Activities...........................    (100,166)                  (7,833)
                                                                           ----------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings Under Revolving Lines of Credit, Net....................       3,904                   13,222
      Repayments on Term Debt, Net.......................................      (1,246)                  (2,118)
      Other, Net.........................................................        (425)                     121
                                                                           ----------                ---------
         Net Cash Provided by Financing Activities.......................       2,233                   11,225
                                                                           ----------                ---------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH.................................          10                        6
                                                                           ----------                ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................   (119,972)                    1,862
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................     223,966                    2,885
                                                                           ----------                ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $  103,994                $   4,747
                                                                           ==========                =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest Paid......................................................  $    6,479                $   6,760
      Income Taxes Paid, Net of Refunds..................................  $   63,379                $     641





         The accompanying notes are an integral part of these consolidated condensed financial statements.

                           EVI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)   General

      The unaudited consolidated condensed financial statements included herein have been prepared by EVI, Inc., formerly Energy Ventures, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

 (2)  Stock Split and Name Change

      At the Company's annual shareholders meeting on May 6, 1997, the shareholders approved a two-for-one stock split of the Company's common stock, $1.00 par value (the "Common Stock"), through a stock dividend and related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the Company's Common Stock from 40 million shares to 80 million shares. The record date for the two-for-one stock split was May 12, 1997. As a result of the stock split, all stock and per share data contained herein have been restated to reflect the effect of the two-for-one stock split. The shareholders of the Company also approved the proposed amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to "EVI, Inc."

(3)   Inventories

      Inventories by category are as follows:

                                                           March 31,               December 31,
                                                             1997                      1996
                                                          ---------                 ----------
                                                                      (in thousands)

               Raw materials and components..........     $  98,650                 $   97,613
               Work in process.......................        32,711                     20,889
               Finished goods........................        43,960                     39,129
                                                          ---------                 ----------
                                                          $ 175,321                 $  157,631
                                                          =========                 ==========

      Work in process and finished goods inventories include the cost of material, labor and plant overhead.

(4)   Acquisitions

      On March 14, 1997, the Company acquired the assets of Griffin Legrand ("Griffin") for total cash consideration of approximately $21 million. Griffin Legrand, based in Calgary, Canada, designs, manufactures and markets progressing cavity pumps and conventional pumping units.

      On February 13, 1997, the Company acquired the assets of Anbert Cilindros S.A.I.C. ("Anbert"), an Argentina based sucker rod business, for total consideration of approximately $8 million.

      The allocations of the purchase price to the fair market values of the net assets acquired in the 1997 acquisitions are based on preliminary estimates of the fair market value and may be revised when additional information concerning asset and liability valuations is obtained.

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(4)   Acquisitions - (Continued)

      On December 10, 1996, the Company acquired the assets of Arrow Completion Systems ("Arrow") for total cash consideration of approximately $21 million. The allocation of the purchase price to the fair market value of the net assets acquired in the Arrow acquisition is subject to revision as the purchase price is subject to adjustment pending the resolution of certain asset valuations which must be agreed to by the buyer and seller. The Company believes the ultimate resolution to the cost of the acquisition will not have a material impact on the assets acquired or the Company's results of operations as a result of such revision.

      On August 5, 1996, the Company acquired Tubular Corporation of America, Inc. ("TCA") for approximately 500,000 shares of Common Stock, $14.35 million in cash, a $650,000 note and assumed debt of approximately $15 million.

      The acquisitions discussed above were accounted for using the purchase method of accounting, and their results of operations are included in the Consolidated Condensed Statements of Income from the respective dates of acquisition.

      The following presents the consolidated financial information for the Company on a pro forma basis assuming the TCA acquisition and the July 1996 equity offering of 6.9 million shares (pre-split 3.45 million shares) of Common Stock had occurred on January 1, 1996. The pro forma information presented also includes the May 1, 1997 acquisition of GulfMark International, Inc., ("GulfMark") as further described in Note 10, as if this acquisition had occurred on January 1, 1996. All other 1996 and 1997 acquisitions are not material individually nor in the aggregate with same year acquisitions, therefore, pro forma information is not presented. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1996, or that may be achieved in the future.


                                                                   THREE MONTHS              THREE MONTHS
                                                                      ENDED                      ENDED
                                                                   MARCH 31, 1997            MARCH 31, 1996
                                                                   --------------            --------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Revenues.................................................    $   165,458                $   103,328
     Net income from continuing operations....................    $    14,229                $     3,473
     Net income...............................................    $    14,229                $     5,073
     Earnings per common share from continuing operations.....    $      0.31                $      0.08

(5)   Long-Term Debt

      On March 24, 1994, the Company sold pursuant to a private placement $120 million of 10.25% Senior Notes due 2004. In July 1994, substantially all of these notes were exchanged for a substantially identical series of 10.25% Senior Notes due 2004 with semi-annual interest payments in March and September. Both issues of Senior Notes were issued pursuant to the terms of an Indenture dated March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. See Note 11.

(6)   Plant Closures

      In the first quarter of 1997, the Company consolidated its packer manufacturing in Texas into its newly acquired Arrow facility in Huntsville, Texas. In connection with this action, the Company closed its manufacturing facility in Arlington, Texas. In the first quarter of 1997, the Company charged $180,000 for severance and termination costs previously accrued in the fourth quarter of 1996.

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(6)   Plant Closures - (Continued)

      The Company is in the final stages of closing its Bastrop, Texas tool joint manufacturing facility. In the first quarter of 1997, the Company charged $525,000 in severance and termination costs previously accrued in the fourth quarter of 1996 as part of the closing of the facility.

(7)   Discontinued Operations

      On November 11, 1996, the Company completed the sale of its contract drilling segment which was comprised of the Mallard contract drilling division ("Mallard Division") to Parker Drilling Company ("Parker").

      The results of operations for the Mallard Division are reflected in the accompanying Consolidated Condensed Statements of Income as "Discontinued Operations, Net of Taxes" and the Company's consolidated condensed financial statements for prior periods have been restated. Condensed results of the Mallard Division discontinued operations were as follows:

                                                                       THREE MONTHS
                                                                           ENDED
                                                                      MARCH  31, 1996
                                                                      ---------------
                                                                      (IN THOUSANDS)

         Revenues.............................................         $     19,716
                                                                       ------------
         Income before income taxes...........................                2,462
         Provision for income taxes...........................                  862
                                                                       ------------
         Net income...........................................         $      1,600
                                                                       ============

(8)   Planned Accounting Change

      In 1996 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings per Share ("EPS"), which replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share. The Company will adopt SFAS No. 128 in the fourth quarter of fiscal 1997. Pro forma basic and diluted net income per share for the three months ended March 31, 1997 and 1996 is set forth below:

                                                                  THREE MONTHS           THREE MONTHS
                                                                      ENDED                  ENDED
                                                                 MARCH  31, 1997        MARCH  31, 1996
                                                                 ---------------        ---------------
                           Pro forma basic EPS................     $      0.31            $      0.12
                           Pro forma diluted EPS..............     $      0.31            $      0.12


(9)   Reclassifications and Restatements

      Certain reclassifications of prior period balances have been made to conform such amounts to corresponding March 31, 1997 classifications. The consolidated condensed financial statements have been restated to reflect the sale of the Company's Mallard Division on November 11, 1996.

(10)  Subsequent Events

      In April 1997, the Company sold its investment in Parker common stock pursuant to a public offering effected by Parker. The net proceeds received by the Company were approximately $23 million.

      On April 14, 1997, the Company acquired TA Industries, Inc. ("TA"), a manufacturer of premium couplings and premium accessories, for total consideration, including assumed debt, of approximately $64 million.

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(10)   Subsequent Events - (Continued)

      On May 1, 1997, the Company acquired GulfMark pursuant to a merger in which approximately 4.4 million shares (pre-split 2.2 million shares) of the Company's Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in this transaction consisted of approximately 4.4 million shares (pre-split 2.2 million shares) of the Company's Common Stock, an erosion control company and certain other miscellaneous assets.


 (11) Condensed Consolidating Financial Statements

      The $120 million Senior Notes which are described in Note 5 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of March 31, 1997 and December 31, 1996, and the related condensed consolidating statements of income and cash flows for the three month periods ended March 31, 1997 and 1996 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.



                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                            NON-
                                              PARENT       GUARANTORS    GUARANTORS     ELIMINATIONS CONSOLIDATED
                                              ------       ----------    ----------     -------------------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents............    $   98,809    $   2,457      $    2,728     $       --      $103,994
   Other Current Assets.................        40,106      250,488          95,432             --       386,026
                                            ----------    ---------      ----------     ----------      --------
                                               138,915      252,945          98,160             --       490,020
                                            ----------    ---------      ----------     ----------      --------

PROPERTY, PLANT AND EQUIPMENT,
   AT COST, NET OF ACCUMULATED
   DEPRECIATION.........................           198      123,586          57,292             --       181,076

INTERCOMPANY AND INVESTMENT
   IN SUBSIDIARIES, NET.................       486,319     (263,298)       (124,797)       (98,224)           --

OTHER ASSETS............................         3,650       84,710          51,528             --       139,888
                                            ----------    ---------      ----------     ----------      --------
                                            $  629,082    $ 197,943      $   82,183     $  (98,224)     $810,984
                                            ==========    =========      ==========     ==========      ========


LIABILITIES AND STOCKHOLDERS'
   INVESTMENT

CURRENT LIABILITIES:
   Short-Term Borrowings................    $       --    $      --      $    7,687     $       --      $  7,687
   Current Maturities of Long-Term Debt.            --        1,689           2,702             --         4,391
   Accounts Payable and Other Accrued
     Liabilities........................        26,049       92,793          45,870             --       164,712
                                            ----------    ---------      ----------     ----------      --------
                                                26,049       94,482          56,259             --       176,790
                                            ----------    ---------      ----------     ----------      --------

LONG-TERM DEBT..........................       120,000        3,622           2,889             --       126,511

DEFERRED INCOME TAXES AND OTHER.........        15,231       19,812           4,838             --        39,881
                                            ----------    ---------      ----------     ----------      --------

STOCKHOLDERS' INVESTMENT................       467,802       80,027          18,197        (98,224)      467,802
                                            ----------    ---------      ----------     -----------     --------
                                            $  629,082    $ 197,943      $   82,183     $  (98,224)     $810,984
                                            ==========    =========      ==========     ==========      ========

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(11)  Condensed Consolidating Financial Statements - (Continued)


                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                            NON-
                                              PARENT      GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                            ---------     ----------     ----------   ------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents...........     $ 221,275     $   1,625      $   1,066    $        --      $ 223,966
   Other Current Assets................        40,694       233,862         60,159             --        334,715
                                            ---------     ---------      ---------    -----------      ---------
                                              261,969       235,487         61,225             --        558,681
                                            ---------     ---------      ---------    -----------      ---------

PROPERTY, PLANT AND EQUIPMENT,
   AT COST, NET OF ACCUMULATED
   DEPRECIATION........................           144       124,804         47,776             --        172,724

INTERCOMPANY AND INVESTMENT
   IN SUBSIDIARIES, NET................       412,287      (241,456)       (87,064)       (83,767)            --

OTHER ASSETS...........................         5,850        84,322         31,266             --        121,438
                                            ---------     ---------      ---------    -----------      ---------
                                            $ 680,250     $ 203,157      $  53,203    $   (83,767)     $ 852,843
                                            =========     =========      =========    ============     =========

LIABILITIES AND STOCKHOLDERS'
   INVESTMENT

CURRENT LIABILITIES:
   Short-Term Borrowings...............     $      --     $      --      $   4,451    $        --      $   4,451
   Current Maturities of Long-Term Debt            --         1,883          1,739             --          3,622
   Accounts Payable and Other Accrued
      Liabilities......................        89,692       107,712         27,649             --        225,053
                                            ---------     ---------      ---------    -----------      ---------
                                               89,692       109,595         33,839             --        233,126
                                            ---------     ---------      ---------    -----------      ---------

LONG-TERM DEBT.........................       120,000         3,895          2,815             --        126,710

DEFERRED INCOME TAXES AND OTHER........        16,474        18,707          3,742             --         38,923
                                            ---------     ---------      ---------    -----------      ---------

STOCKHOLDERS' INVESTMENT...............       454,084        70,960         12,807        (83,767)       454,084
                                            ---------     ---------      ---------    ------------     ---------
                                            $ 680,250     $ 203,157      $  53,203    $   (83,767)     $ 852,843
                                            =========     =========      =========    ============     =========

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(11)  Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                           NON-
                                              PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                            ---------     ----------    ----------    ------------   ------------
REVENUES..................................  $      --     $ 116,720     $   47,920     $        --    $ 164,640

COSTS AND EXPENSES........................      1,721       102,287         38,037              --      142,045
                                            ---------     ---------     ----------     -----------    ---------

OPERATING INCOME (LOSS)...................     (1,721)       14,433          9,883              --       22,595
                                            ---------     ---------     ----------     -----------    ---------

OTHER INCOME (EXPENSE)
   Interest Expense.......................     (1,905)         (598)        (1,166)             --       (3,669)
   Equity in Subsidiaries, Net of Taxes...     14,510            --             --         (14,510)          --
   Other, Net.............................      3,372           560           (618)             --        3,314
                                            ---------     ---------     ----------     -----------    ---------

INCOME BEFORE INCOME TAXES................     14,256        14,395          8,099         (14,510)      22,240

PROVISION (BENEFIT) FOR INCOME TAXES......        (89)        5,273          2,711              --        7,895
                                            ---------     ---------     ----------     -----------    ---------

NET INCOME................................  $  14,345     $   9,122     $    5,388     $   (14,510)   $  14,345
                                            =========     =========     ==========     ===========    =========




                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1996
                                 (IN THOUSANDS)

                                                                           NON-
                                              PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                            ---------     ----------    ----------    ------------   ------------
REVENUES..................................  $      --     $  70,836     $   19,490     $        --    $  90,326

COSTS AND EXPENSES........................      1,364        65,878         14,907              --       82,149
                                            ---------     ---------     ----------     -----------    ---------

OPERATING INCOME (LOSS)...................     (1,364)        4,958          4,583              --        8,177
                                            ---------     ---------     ----------     -----------    ---------

OTHER INCOME (EXPENSE)
   Interest Expense.......................     (3,329)         (501)             2              --       (3,828)
   Equity in Subsidiaries, Net of Taxes...      6,393            --             --          (6,393)          --
     Other, Net...........................          9           (38)           (96)             --         (125)
                                            ---------     ---------     ----------     -----------    ---------

INCOME BEFORE INCOME TAXES................      1,709         4,419          4,489          (6,393)       4,224

PROVISION (BENEFIT) FOR INCOME TAXES......     (2,638)        2,469          1,646              --        1,477
                                            ---------     ---------     ----------     -----------    ---------

INCOME FROM CONTINUING OPERATIONS.........      4,347         1,950          2,843          (6,393)       2,747

INCOME FROM DISCONTINUED OPERATIONS,
   NET OF TAXES...........................         --         1,602             (2)             --        1,600
                                            ---------     ---------     ----------     -----------    ---------

NET INCOME................................  $   4,347     $   3,552     $    2,841     $    (6,393)   $   4,347
                                            =========     =========     ==========     ===========    =========

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(11)  Condensed Consolidating Financial Statements - (Continued)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                            NON-
                                              PARENT      GUARANTORS     GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                            ----------    ----------     -----------   ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net Income............................   $  14,345     $   9,122      $    5,388     $  (14,510)  $    14,345
   Equity in Earnings of Subsidiaries....     (14,510)           --              --         14,510            --
   Other Adjustments and Changes.........      (2,760)      (24,747)         (8,887)            --       (36,394)
                                            ----------    ----------     -----------    ----------   ------------
     Net Cash Used by Operating
      Activities.........................       (2,925)      (15,625)         (3,499)            --       (22,049)
                                            ----------    ----------     -----------    ----------   ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Income Taxes Paid on Disposal of
     Discontinued Operations.............      (62,808)           --              --             --       (62,808)
   Acquisition of Businesses, Net of Cash
     Acquired............................          --            --         (30,179)            --       (30,179)
   Capital Expenditures for Property,
     Plant and Equipment.................         (72)       (4,352)         (2,847)            --        (7,271)
   Other, Net............................          --            18              74             --            92
                                            ---------     ---------      ----------     ----------   -----------
     Net Cash Used by Investing
       Activities........................     (62,880)       (4,334)        (32,952)            --      (100,166)
                                            ---------     ---------      ----------     ----------   -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Borrowings Under Revolving Lines of
     Credit, Net.........................          --            --           3,904             --         3,904
   Repayments on Term Debt, Net..........          --          (565)           (681)            --        (1,246)
   (Increase) Decrease in amounts due to
     and from  Subsidiaries, Net.........     (56,236)       21,356          34,880             --            --
   Other, Net............................        (425)           --              --             --          (425)
                                            ----------    ---------      ----------     ----------   ------------
     Net Cash Provided (Used) by
       Financing Activities..............     (56,661)       20,791          38,103             --         2,233
                                            ----------    ---------      ----------     ----------   -----------

Effect of Translation Adjustment on
  Cash...................................          --            --              10             --            10
                                            ---------     ---------      ----------     ----------   -----------

Net Increase (Decrease) in Cash and Cash
   Equivalents...........................    (122,466)          832           1,662             --      (119,972)

Cash and Cash Equivalents at Beginning of
   Period................................     221,275         1,625           1,066             --       223,966
                                            ---------     ---------      ----------     ----------   -----------

Cash and Cash Equivalents at End of
   Period ...............................   $  98,809     $   2,457      $   2,728     $       --   $   103,994
                                            =========     =========      ==========    ==========   ===========

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

        (11) Condensed Consolidating Financial Statements - (Continued)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1996
                                 (IN THOUSANDS)

                                                                            NON-
                                              PARENT       GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                            ---------      ----------    ----------     ------------  -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net Income............................   $   4,347     $   3,552      $    2,841     $   (6,393)  $     4,347
   Net (Income) Loss from Discontinued
     Operations..........................          --        (1,602)              2             --        (1,600)
   Equity in Earnings of Subsidiaries....      (6,393)           --              --          6,393            --
   Other Adjustments and Changes.........      (5,813)       (1,079)         (1,412)            --        (8,304)
                                            ----------    ----------     -----------    ----------   ------------
     Net Cash Provided (Used) by
       Continuing Operations..............     (7,859)          871           1,431             --        (5,557)
     Net Cash Provided by Discontinued
       Operations........................          --         3,868             153             --         4,021
                                            ---------     ---------      ----------     ----------   -----------
     Net Cash Provided (Used) by
       Operating Activities..............      (7,859)        4,739           1,584             --        (1,536)
                                            ---------     ---------      ----------     ----------   -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Capital Expenditures of Discontinued
     Operations..........................          --        (4,027)             --             --        (4,027)
   Acquisition of Businesses, Net of Cash
     Acquired............................          --          (608)             --             --          (608)
   Capital Expenditures for Property,
     Plant and Equipment.................         (33)       (1,393)         (1,817)            --        (3,243)
   Other, Net............................          --            41               4             --            45
                                            ---------     ---------      ----------     ----------   -----------
     Net Cash Used by Investing
      Activities.........................         (33)       (5,987)         (1,813)            --        (7,833)
                                            ---------     ---------      ----------     ----------   -----------


CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Borrowings (Repayments) Under Revolving
     Lines of Credit, Net................          --        13,427            (205)            --        13,222
   Repayments on Term Debt...............          --        (2,027)            (91)            --        (2,118)
   (Increase) Decrease in amounts due to
     and from Subsidiaries, Net..........       7,318        (7,935)            617             --            --
   Other, Net............................         120            --               1             --           121
                                            ---------     ---------      ----------     ----------   -----------
     Net Cash Provided by Financing
       Activities........................       7,438         3,465             322             --        11,225
                                            ---------     ---------      ----------     ----------   -----------


Effect of Translation Adjustment on
  Cash...................................          --            --               6             --             6
                                            ---------     ---------      ----------     ----------   -----------

Net Increase (Decrease) in Cash and
   Cash Equivalents......................        (454)        2,217              99             --         1,862
Cash and Cash Equivalents at Beginning
   of Period.............................         532         1,492             861             --         2,885
                                            ---------     ---------      ----------     ----------   -----------

Cash and Cash Equivalents at End of
   Period................................   $      78     $   3,709      $      960     $      --    $     4,747
                                            =========     =========      ==========     ==========   ===========

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(11)  Condensed Consolidating Financial Statements - (Continued)

A.   SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications and Restatements

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding March 31, 1997 classifications. The Condensed Consolidating Financial Statements have been restated to reflect the sale of the Company's Mallard Division on November 11, 1996.

     Elimination Entries

     Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B.   OTHER

     Notes 1 through 10 should be read in conjunction with the Condensed Consolidating Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       EVI, Inc., formerly Energy Ventures Inc. (the "Company"), is an international manufacturer and supplier of oilfield equipment. The Company manufactures and markets drill pipe and premium tubular products through its tubular products segment and manufactures and markets a complete line of artificial lift and production equipment through its production equipment segment. The Company's products are used in the exploration and production of oil and natural gas. In recent periods, the Company has benefited from improved market conditions, a continuing consolidation in the markets in which it competes and a decline in excess inventories of used drill pipe.

       At the Company's annual shareholders meeting on May 6, 1997, the shareholders approved a two-for-one stock split of the Company's common stock, $1.00 par value (the "Common Stock"), through a stock dividend and a related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the Company's Common Stock from 40 million shares to 80 million shares. The record date for the two-for-one stock split was May 12, 1997. As a result of the stock split, all stock and per share data contained herein have been restated to reflect the effect of the two-for-one stock split. The shareholders of the Company also approved the proposed amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to "EVI, Inc."

       Income from continuing operations for the first quarter of 1997 was $14.3 million, or $0.31 per share, on revenues of $164.6 million compared to income from continuing operations for the first quarter of 1996 of $2.7 million, or $0.08 per share, on revenues of $90.3 million. The increase in income from continuing operations for the 1997 first quarter was primarily attributable to increased sales of and margins for drill pipe and other tubular products. Improved results also reflected operating results from the Company's 1996 acquisitions, in particular the acquisitions of Tubular Corporation of America ("TCA"), Enerpro International, Inc. ("ENERPRO"), Irmaos Geremia Ltd. ("Geremia"), Superior Tube Ltd. ("Superior") and Arrow Completion Systems ("Arrow").

       Net income for the first quarter of 1997 was $14.3 million, or $0.31 per share, compared to $4.3 million, or $0.12 per share. Included in net income for the first quarter of 1996 is $1.6 million, $0.04 per share, from discontinued operations relating to the Company's Mallard contract drilling division that was sold in November 1996.

       The demand for the Company's tubular products is particularly affected by the price of natural gas and the level of oil and gas exploration activity, while the demand for the Company's production equipment is directly dependent on oil production activity. Exploration and production activity is also affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil producing countries. The Company increased its presence in new and complementary phases of the premium tubulars market through the April 1997 acquisition of TA Industries ("TA"), a U.S. manufacturer of casing and premium couplings and accessories.

       Sales of the Company's production equipment products have historically been concentrated in North America. The Company has also expanded its production equipment operations in South America with its October 1996 acquisition of Geremia, a manufacturer of progressing cavity pumps, and the early 1997 acquisition of Anbert Cilindros S.A.I.C. ("Anbert"), a manufacturer of rod pumps in Argentina.

       The Company currently expects that 1997 results will continue to benefit from strong tubular products sales and from the 1996 and 1997 acquisitions. Results, however, will be dependent on market conditions and demand for drill pipe and other tubular products. Accordingly, there can be no assurance as to future results or profitability.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Tubular Products Segment

       Sales of tubular products for the first quarter of 1997 were $117.8 million compared to $60.0 million in the first quarter of 1996, representing an increase of 96% as compared to the first quarter in 1996. The increased sales were attributable to a combination of increased demand and volume and higher sales prices. The continued increase in demand for drill pipe reflected higher drilling activity, in particular offshore. The Company also benefited from higher sales prices of drill pipe. The increase in sales of premium tubular products was primarily attributable to the 1996 acquisitions of TCA, ENERPRO and Superior and increased deep offshore exploration and production activity.

       Operating income at the Company's tubular division increased to $20.7 million in the current quarter from $7.9 million in the first quarter of 1996. Results for the first quarter of 1997 benefited by pricing increases on drill pipe as well as reduced costs associated with the expansion of the Company's Mexico facility, which manufactures tool joints.

       In April 1997, the Company acquired TA, a premium couplings and accessories business, which is expected to benefit future operating income.

     The Company is in the final stages of closing its Bastrop, Texas tool joint manufacturing facility. In the first quarter of 1997, the Company charged $525,000 in severance and termination costs previously accrued in the fourth quarter of 1996 as part of the closing of the facility.

     Production Equipment Segment

       Revenues and operating income for the Company's production equipment segment were $46.8 million and $3.6 million, respectively, for the 1997 first quarter as compared to $30.4 million and $1.7 million, respectively, for the 1996 first quarter. The increase in revenues and operating income for the current period were primarily attributable to increased sales of the Company's Corod and progressing cavity pump product lines, particularly in Canada and South America. First quarter results for 1997 were favorable impacted by the December 1996 acquisition of Arrow, the October 1996 acquisition of Geremia and the February 1997 acquisition of Anbert. In March 1997, the Company acquired Griffin Legrand division of Taro Industries ("Griffin"), a Canada based manufacturer of progressing cavity pumps and conventional pumps. This acquisition is expected to benefit future periods as the operations are consolidated with those of the Company's production equipment segment.

       In the first quarter of 1997, the Company consolidated its packer manufacturing in Texas into its newly acquired Arrow facility in Huntsville, Texas. In connection with this action, the Company closed its manufacturing facility in Arlington, Texas. In the first quarter of 1997, the Company charged $180,000 for severance and termination costs previously accrued in the fourth quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1997, the Company had cash and cash equivalents of approximately $104.0 million compared to
$224.0 million at December 31, 1996. At March 31, 1997 and December 31, 1996, the Company had in place various working capital lines of credit secured by the inventory and receivables of the Company's subsidiaries. At March 31, 1997 and December 31, 1996, approximately $6.8 million and $2.9 million, respectively, was outstanding under its revolving lines of credit and approximately $10.9 million and $10.1 million, respectively, had been used to support outstanding letters of credit. At March 31, 1997 and December 31, 1996, $113.1 million and $117.9 million, respectively, were available for additional borrowing under these credit facilities.

       The Company currently has available to it working capital facilities providing for up to $130.8 million in borrowings. Borrowings under these facilities are subject to certain borrowing base requirements relating to the Company's accounts receivable and inventory securing the borrowings. Borrowings bear interest at variable rates and are secured by accounts receivables, inventory and stock of various of the Company's domestic and foreign subsidiaries. These facilities contain customary affirmative and negative covenants relating to working capital, earnings and net worth. These facilities also impose limitations on the Company's and its subsidiaries' use of funds for future acquisitions and capital expenditures, the incurrence of additional debt and other operational matters and certain expenditures, as well as prohibitions on the declaration and payment of cash dividends by the Company. At March 31, 1997, the Company was limited under its principal credit facility in the amount of dividends, distributions and other restricted payments that could be made by it to $137.0 million.

       The Company currently has outstanding $120 million of 10 1/4% Senior Notes due 2004 (the "Senior Notes") with semi-annual interest payments in March and September. The Senior Notes were issued pursuant to the terms of an Indenture dated March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants. The Indenture also limits, based on a specific formula, the ability of the Company and certain of its subsidiaries to pay dividends and make other distributions. At March 31, 1997, the Company was limited under the Indenture in the amount of cash dividends, distributions and other restricted payments that could be made by it to approximately $285.6 million.

         In April 1997, the Company sold its investment in Parker Drilling Company ("Parker") common stock pursuant to a public offering effected by Parker. The net proceeds received by the Company were approximately $23 million.

       The Company's current sources of capital are its current cash, cash generated from operations and borrowings under its working capital lines of credit. The Company believes that current reserves of cash and short-term investments, access to existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of its current and future operations.

ACQUISITIONS

       On April 14, 1997, the Company acquired TA for a total consideration, including assumed debt, of approximately $64 million.

       On February 13, 1997, the Company acquired Anbert for approximately $8 million.

       On March 14, 1997, the Company acquired Griffin for total cash consideration of approximately $21 million.

       The Company is continuing to review various acquisitions in both of its business segments, which, if completed, would require the use of its available capital resources.

CAPITAL EXPENDITURES

       Capital expenditures by the Company during the first quarter of 1997, totaled approximately $7.3 million which primarily related to equipment upgrades and Corig purchases. Ongoing routine capital expenditures for the remainder of 1997 are estimated to be approximately $20 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and, if desirable, borrowings under existing lines of credit and other facilities.

GULFMARK MERGER

       On May 1, 1997, the Company acquired GulfMark International, Inc.,("GulfMark") pursuant to a merger in which approximately 4.4 million shares (pre-split 2.2 million shares) of the Company's Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in the transaction consisted of approximately 4.4 million shares (pre-split 2.2 million shares) of the Company's Common Stock, an erosion control company and certain other miscellaneous assets.

OTHER MATTERS

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

          At the Company's annual shareholders meeting on May 6, 1997, the shareholders approved a two-for-one stock split of the Company's common stock, $1.00 par value (the "Common Stock"), through a stock dividend and a related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the Company's Common Stock from 40 million shares to 80 million shares. The record date for the two-for-one stock split was May 12, 1997. As a result of the stock split, all stock and per share data contained herein have been restated to reflect the effect of the two-for-one stock split. The shareholders of the Company also approved the proposed amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to "EVI, Inc."


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:                                                          Page
                                                                           ----

       2.1 Stock Purchase Agreement dated as of February 21, 1997, by and among Seigo Arai, Kanematsu USA Inc. and Energy Ventures,
            Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K,
            File 0-7265, filed March 17, 1997).

       3.1 Restated Certificate of Incorporation of the Company, as amended on May 6, 1997 (incorporated by reference to Exhibit
                3.1 to Form 8-K, File 0-7265, filed May 14, 1997).

      27.1  Financial Data Schedule......................................... 20

    (b)  Reports on Form 8-K:

           (1)  Current  Report on Form 8-K Amendment No. 1 dated January 23,
                1997 amending the Current Report on 8-K dated December 26, 1996.

           (2) Current Report on Form 8-K dated March 17, 1997, reporting the execution of an agreement by the Company to acquire TA
                Industries, Inc.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EVI, INC.



                                By:  /s/ James G. Kiley
                                     James G. Kiley
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)



                                By:  /s/ Frances R. Powell
                                     Frances R. Powell
                                     Vice President, Accounting and Controller
                                     (Principal Accounting Officer)

Date:  May 13, 1997

                               INDEX TO EXHIBITS


         Exhibit
         Number                        Description
         ------                        -----------
           2.1  Stock Purchase Agreement dated as of February 21, 1997, by and among Seigo Arai, Kanematsu USA Inc. and Energy Ventures,
                Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K,
                File 0-7265, filed March 17, 1997).

           3.1 Restated Certificate of Incorporation of the Company, as amended on May 6, 1997 (incorporated by reference to Exhibit
                3.1 to Form 8-K, File 0-7265, filed May 13, 1997).

          27.1  Financial Data Schedule