Form 10-Q
period 1997-06-30
ENERGY VENTURES INC /DE/
filed 1997-08-14
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 1-13086


                                   EVI, INC.
                                   ---------
             (Exact name of Registrant as specified in its Charter)


               Delaware                                   04-2515019
     --------------------------------                  -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      5 Post Oak Park, Houston, Texas                    77027-3415
     ---------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                               (713) 297-8400
             --------------------------------------------------

             (Registrant's telephone number, include area code)

                                      NONE
     ---------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X    No
                                                            -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                 Title of Class          Outstanding at August 4, 1997
          -----------------------------  -----------------------------
          Common Stock, par value $1.00           46,159,613

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EVI, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           June 30,   December 31,
                                                                             1997         1996
                                                                          ----------  ------------
                                 ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents............................................    $  54,973     $223,966
 Accounts Receivable, Net of Allowance for Uncollectible
  Accounts of $1,058 at June 30, 1997 and $583 at December 31, 1996...      161,138      119,152
 Inventories..........................................................      228,092      157,631
 Marketable Securities................................................           --       23,841
 Other Current Assets.................................................       34,425       34,091
                                                                          ---------     --------
                                                                            478,628      558,681
                                                                          ---------     --------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
 NET OF ACCUMULATED DEPRECIATION......................................      230,761      172,724

GOODWILL, NET.........................................................      154,179      102,474

OTHER ASSETS..........................................................       32,777       18,964
                                                                          ---------     --------
                                                                          $ 896,345     $852,843
                                                                          =========     ========
             LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Short-Term Borrowings, Primarily Under Revolving Lines of Credit.....    $   7,400       $4,451
 Current Maturities of Long-Term Debt.................................        7,774        3,622
 Accounts Payable.....................................................      117,702       80,783
 Current Tax Liabilities..............................................       17,583       81,916
 Other Accrued Liabilities............................................       69,191       62,354
                                                                          ---------     --------
                                                                            219,650      233,126
                                                                          ---------     --------
LONG-TERM DEBT........................................................      138,468      126,710
DEFERRED INCOME TAXES.................................................       27,343       16,920
OTHER LONG-TERM LIABILITIES...........................................       25,044       22,003

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
 Common Stock.........................................................       50,614       45,930
 Capital in Excess of Par Value.......................................      404,254      258,721
 Treasury Stock, at Cost..............................................     (151,940)      (2,569)
 Retained Earnings....................................................      191,740      158,333
 Cumulative Foreign Currency Translation Adjustment...................       (8,828)      (8,712)
 Unrealized Gain on Marketable Securities.............................           --        2,381
                                                                          ---------     --------
                                                                            485,840      454,084
                                                                          ---------     --------
                                                                          $ 896,345     $852,843
                                                                          =========     ========

      The accompanying notes are an integral part of these consolidated condensed financial statements.
       (All share and per share amounts adjusted for 1997 stock split)

                           EVI, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     Three Months          Six Months
                                                     Ended June 30,      Ended June 30,
                                                   -----------------   -------------------
                                                     1997      1996      1997       1996
                                                   --------  -------   --------   --------
                                                   (In thousands, except per share amounts)
REVENUES.........................................  $211,468  $98,937   $376,108   $189,263
                                                   --------  -------   --------   --------
COSTS AND EXPENSES:
 Cost of Sales...................................   158,305   74,893    281,318    144,183
 Selling, General and Administrative Attributable
  to Segments....................................    21,761   12,085     39,072     23,580
 Corporate General and Administrative............     1,788    1,674      3,509      3,038
                                                   --------  -------   --------   --------
OPERATING INCOME.................................    29,614   10,285     52,209     18,462
                                                   --------  -------   --------   --------
OTHER INCOME (EXPENSE):
 Interest Income.................................       829       62      3,408         91
 Interest Expense................................    (4,497)  (4,292)    (8,166)    (8,120)
 Gain on Sale of Marketable Securities...........     3,352       --      3,352         --
 Other, Net......................................        28      171        763         17
                                                   --------  -------   --------   --------
INCOME BEFORE INCOME TAXES.......................    29,326    6,226     51,566     10,450

PROVISION FOR INCOME TAXES.......................    10,264    2,180     18,159      3,657
                                                   --------  -------   --------   --------

INCOME FROM CONTINUING OPERATIONS................    19,062    4,046     33,407      6,793

INCOME FROM DISCONTINUED OPERATIONS,
 NET OF TAXES....................................        --    1,748         --      3,348

EXTRAORDINARY CHARGE, NET OF TAXES...............        --     (731)        --       (731)
                                                   --------  -------   --------   --------

NET INCOME.......................................  $ 19,062  $ 5,063   $ 33,407   $ 9,410
                                                   ========  =======   ========   ========

EARNINGS PER SHARE:

 Income From Continuing Operations...............  $   0.42  $  0.11   $   0.73   $   0.18
 Income From Discontinued Operations.............        --     0.05         --       0.09
 Extraordinary Charge............................        --    (0.02)        --      (0.02)
                                                   --------  -------   --------   --------
 Net Income......................................  $   0.42  $  0.14   $   0.73   $   0.25
                                                   ========  =======   ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......    45,751   37,256     45,711     37,050
                                                   ========  =======   ========   ========

      The accompanying notes are an integral part of these consolidated condensed financial statements.
       (All share and per share amounts adjusted for 1997 stock split)

                           EVI, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Six Months
                                                                 Ended June 30,
                                                              -------------------
                                                               1997          1996
                                                               ----          ----
                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income.................................................  $  33,407   $ 9,410
 Adjustments to Reconcile Net Income to Net Cash
  Used by Operating Activities:
  Depreciation and Amortization.............................     12,498     7,091
  Net Income from Discontinued Operations...................         --    (3,348)
  Oil Country Tubular Ltd. Deposit..........................         --    (8,000)
  Extraordinary Charge on Prepayment of Debt, Net...........         --       731
  Gain on Sale of Marketable Securities.....................     (3,352)       --
  Deferred Income Tax Provision from Continuing Operations..      5,415       909
  Change in Operating Assets and Liabilities, Net of Effects
   of Businesses Acquired...................................    (76,523)  (13,710)
                                                              ---------   -------
   Net Cash Used by Continuing Operations...................    (28,555)   (6,917)
   Net Cash Provided by Discontinued Operations.............         --     2,548
                                                              ---------   -------
   Net Cash Used by Operating Activities....................    (28,555)   (4,369)
                                                              ---------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Income Taxes Paid on Gain on Disposal of Discontinued
  Operations................................................    (62,808)       --
 Proceeds from Sale of Marketable Securities, Net...........     23,352        --
 Capital Expenditures of Discontinued Operations............         --    (9,197)
 Acquisition of Businesses, Net of Cash Acquired............    (73,309)   (3,740)
 Capital Expenditures for Property, Plant and Equipment.....    (23,710)   (8,054)
 Other, Net.................................................        166     1,068
                                                              ---------   -------
  Net Cash Used by Investing Activities.....................   (136,309)  (19,923)
                                                              ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Termination Costs on Retirement of Debt....................         --    (1,125)
 Debt Issuance Costs........................................         --    (1,472)
 Borrowings Under Revolving Lines of Credit, Net............      4,476    39,603
 Repayments on Term Debt, Net...............................     (7,836)   (5,846)
 Proceeds from Exercise of Stock Options....................      1,437       672
 Acquisitions of Treasury Stock.............................     (2,112)     (505)
 Other, Net.................................................        (94)       --
                                                              ---------   -------
  Net Cash (Used) Provided by Financing Activities..........     (4,129)   31,327
                                                              ---------   -------
EFFECT OF TRANSLATION ADJUSTMENT ON CASH....................         --      (314)
                                                              ---------   -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................................   (168,993)    6,721
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    223,966     2,885
                                                              ---------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  54,973   $ 9,606
                                                              =========   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest Paid..............................................  $   7,495   $ 7,789
 Income Taxes Paid, Net of Refunds..........................  $  77,777   $   846

      The accompanying notes are an integral part of these consolidated condensed financial statements.

                           EVI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  General

     The unaudited consolidated condensed financial statements included herein have been prepared by EVI, Inc., formerly Energy Ventures, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

(2)  Inventories


     Inventories by category are as follows:
                                                 JUNE 30,     DECEMBER 31,
                                                   1997           1996
                                                 --------     ------------
                                                      (IN THOUSANDS)
      Raw materials and components               $135,308       $ 97,613
      Work in process.........................     36,420         20,889
      Finished goods..........................     56,364         39,129
                                                 --------       --------
                                                 $228,092       $157,631
                                                 ========       ========

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

(3)  Marketable Securities

     In April 1997, the Company sold its investment in Parker Drilling Company ("Parker") pursuant to a public offering effected by Parker. As a result, the Company received net proceeds of approximately $23 million and recognized a pre-tax gain of approximately $3.4 million.

(4)  Acquisitions

     On May 1, 1997, the Company acquired GulfMark International, Inc. ("GulfMark") pursuant to a merger in which approximately 4.4 million shares (pre-split 2.2 million shares) of the Company's Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in this transaction consisted of approximately 4.4 million shares (pre-split 2.2 million shares) of the Company's Common Stock, an erosion control company and certain other miscellaneous assets.

     On April 14, 1997, the Company acquired TA Industries, Inc. ("TA"), a manufacturer of premium couplings and premium accessories, for total consideration, including assumed debt, of approximately $64 million.

     On March 14, 1997, the Company acquired the assets of Griffin Legrand ("Griffin") for total cash consideration of approximately $21 million. Griffin, based in Calgary, Canada, designs, manufactures and markets progressing cavity pumps and conventional pumping units.

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

     On December 10, 1996, the Company acquired the assets of Arrow Completion Systems ("Arrow") for total cash consideration of approximately $21 million. The allocation of the purchase price to the fair market value of the net assets acquired in the Arrow acquisition is subject to revision as the purchase price is subject to adjustment pending the resolution of certain asset valuations which must be agreed to by the buyer and seller. The Company believes the ultimate resolution to the cost of the acquisition will not have a material impact on the assets acquired or the Company's results of operations.

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

     The following presents the consolidated financial information for the Company on a pro forma basis assuming the TCA acquisition and the July 1996 equity offering of 6.9 million shares (pre-split 3.45 million shares) of Common Stock had occurred on January 1, 1996. The pro forma information presented also includes the May 1, 1997 acquisition of GulfMark as if this acquisition had occurred on January 1, 1996. All other 1996 and 1997 acquisitions are not material individually nor in the aggregate with same year acquisitions, therefore, pro forma information is not presented. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1996, or that may be achieved in the future.


                                                       THREE MONTHS              SIX MONTHS
                                                      ENDED JUNE 30,           ENDED JUNE 30,
                                                  -------------------        -----------------
                                                    1997        1996          1997        1996
                                                  --------      -----         -----       ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................  $211,716   $115,842        $377,174    $219,170
Net income from continuing operations...........  $ 19,036   $  5,134        $ 33,265    $  8,607
Net income......................................  $ 19,036   $  6,151        $ 33,265    $ 11,224
Earnings per common share from
continuing operations...........................  $   0.42   $   0.11        $   0.73    $   0.19

(5)  Long-Term Debt

     On March 24, 1994, the Company sold pursuant to a private placement $120 million of 10.25% Senior Notes due 2004. In July 1994, substantially all of these notes were exchanged for a substantially identical series of 10.25% Senior Notes due 2004 with semi-annual interest payments in March and September. Both issues of Senior Notes were issued pursuant to the terms of an Indenture dated March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. See Note 12.

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(6)  Stockholders' Investment

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

     GulfMark Acquisition

     The Company acquired 4.4 million shares (pre-split 2.2 million shares) of the Company's Common Stock as a result of the May 1997 acquisition of GulfMark (see Note 4). The fair market value of these shares as of the date of acquisition are included in the accompanying Consolidated Condensed Balance Sheet as "Treasury Stock, at Cost".

(7)  Plant Closures

     As of June 30, 1997, the Company had substantially completed the closing of its Bastrop, Texas tool joint manufacturing facility. In the fourth quarter of 1996, the Company had accrued $1.5 million for exit costs to be incurred in 1997. As of June 30, 1997, the Company incurred substantially all charges related to the closing of this facility.

     As of June 30, 1997, the Company had substantially completed the closing of its Arlington, Texas packer manufacturing facility. In the fourth quarter of 1996, the Company had accrued $0.5 million for exit costs to be incurred in 1997. As of June 30, 1997, the Company incurred substantially all charges related to the closing of this facility.

(8)  Discontinued Operations

     On November 11, 1996, the Company completed the sale of its contract drilling segment which was comprised of the Mallard contract drilling division ("Mallard Division") to Parker.

     The results of operations for the Mallard Division are reflected in the accompanying Consolidated Condensed Statements of Income as "Discontinued Operations, Net of Taxes" and the Company's consolidated condensed financial statements for prior periods have been restated. Condensed results of the Mallard Division discontinued operations were as follows:


                                 THREE MONTHS      SIX MONTHS
                                    ENDED            ENDED
                                 JUNE 30, 1996   JUNE 30, 1996
                                 -------------   -------------
                                        (IN THOUSANDS)
 Revenues........................  $20,949         $40,665
                                   -------         -------
 Income before income taxes......    2,690           5,152
 Provision for income taxes......      942           1,804
                                   -------         -------
 Net income......................  $ 1,748          $3,348
                                   =======         =======

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(9)  Planned Accounting Change

     In 1996 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings per Share ("EPS"), which replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share. The Company will adopt SFAS No. 128 in the fourth quarter of fiscal 1997. Pro forma basic and diluted net income per share is set forth below:


                                      THREE MONTHS         SIX MONTHS
                                     ENDED JUNE 30,       ENDED JUNE 30,
                                     --------------      --------------
                                     1997      1996      1997      1996
                                     ----      ----      ----     -----
 Pro forma basic EPS...............  $0.42    $0.14      $0.73     $0.25
 Pro forma diluted EPS.............  $0.41    $0.13      $0.71     $0.25

(10) Reclassifications and Restatements

     Certain reclassifications of prior period balances have been made to conform such amounts to corresponding June 30, 1997 classifications. The consolidated condensed financial statements have been restated to reflect the sale of the Company's Mallard Division on November 11, 1996.

(11) Subsequent Events

     On July 16, 1997, the Company entered into a definitive agreement to acquire XL Systems, Inc. ("XLS") for approximately $45 million in Common Stock. XLS designs, manufactures and markets high performance connectors for marine applications such as conductors, risers and offshore structural components. The acquisition is expected to close in late August 1997 and is subject to various conditions, including the receipt of all required regulatory approvals and expiration of all waiting periods.

(12) Condensed Consolidating Financial Statements

     The $120 million Senior Notes which are described in Note 5 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following Condensed Consolidating Balance Sheets as of June 30, 1997 and December 31, 1996, and the related Condensed Consolidating Statements of Income for the three and six month periods ended June 30, 1997 and 1996, and the Condensed Consolidating Statement of Cash Flows for the six month periods ended June 30, 1997 and 1996 have been provided. The Condensed Consolidating Financial Statements herein are followed by notes which are an integral part of these statements.

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(12)  Condensed Consolidating Financial Statements - (Continued)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1997
                                 (IN THOUSANDS)

                                                                      NON-
                                              PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                             --------  ----------  ----------  ------------  ------------
ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents................. $ 40,440   $  9,010     $  5,523     $     --      $ 54,973
 Other Current Assets......................   10,923    259,325      153,407           --       423,655
                                            --------   --------     --------     ---------     --------
                                              51,363    268,335      158,930           --       478,628
                                            --------   --------     --------     ---------     --------

PROPERTY, PLANT AND EQUIPMENT,
 AT COST, NET OF ACCUMULATED
  DEPRECIATION.............................      284    127,232      103,245           --       230,761

INTERCOMPANY AND INVESTMENT
 IN SUBSIDIARIES, NET......................  575,208   (199,115)    (111,654)     (264,439)          --

OTHER ASSETS...............................    3,980     93,350       89,626            --      186,956
                                            --------   --------     --------     ---------     --------
                                            $630,835   $289,802     $240,147     $(264,439)    $896,345
                                            ========   ========     ========     =========     ========

LIABILITIES AND STOCKHOLDERS'
 INVESTMENT

CURRENT LIABILITIES:
 Short-Term Borrowings..................... $     --   $     --     $  7,400     $     --      $  7,400
 Current Maturities of Long-Term Debt......       --      1,368        6,406           --         7,774
 Accounts Payable and Other Accrued
  Liabilities..............................   17,848    106,458       80,170           --       204,476
                                            --------   --------     --------     ---------     --------
                                              17,848    107,826       93,976           --       219,650
                                            --------   --------     --------     ---------     --------



LONG-TERM DEBT.............................  120,000      3,651       14,817           --       138,468


DEFERRED INCOME TAXES AND OTHER............    7,147     21,719       23,521           --        52,387
                                            --------   --------     --------     ---------     --------


STOCKHOLDERS' INVESTMENT...................  485,840    156,606      107,833      (264,439)     485,840
                                            --------   --------     --------     ---------     --------
                                            $630,835   $289,802     $240,147     $(264,439)    $896,345
                                            ========   ========     ========     =========     ========


                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(12)  Condensed Consolidating Financial Statements - (Continued)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                     NON-
                                             PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                            --------  ----------  ----------  ------------  ------------
ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents..............    $221,275  $   1,625    $  1,066      $     --     $223,966
 Other Current Assets...................      40,694    233,862      60,159            --      334,715
                                            --------   --------     --------     --------     --------
                                             261,969    235,487      61,225            --      558,681
                                            --------   --------     --------     --------     --------

PROPERTY, PLANT AND EQUIPMENT,
 AT COST, NET OF ACCUMULATED
  DEPRECIATION..........................         144    124,804      47,776            --      172,724

INTERCOMPANY AND INVESTMENT
 IN SUBSIDIARIES, NET...................     412,287   (241,456)    (87,064)      (83,767)          --

OTHER ASSETS............................       5,850     84,322      31,266            --      121,438
                                            --------  ---------   ---------      --------     --------
                                            $680,250  $ 203,157    $ 53,203      $(83,767)    $852,843
                                            ========  =========   =========      ========     ========

LIABILITIES AND STOCKHOLDERS'
 INVESTMENT

CURRENT LIABILITIES:
 Short-Term Borrowings..................    $     --  $      --    $  4,451      $     --     $  4,451
 Current Maturities of Long-Term Debt...          --      1,883       1,739            --        3,622
 Accounts Payable and Other Accrued
  Liabilities...........................      89,692    107,712      27,649            --      225,053
                                            --------  ---------   ---------      --------     --------
                                              89,692    109,595      33,839            --      233,126
                                            --------  ---------   ---------      --------     --------

LONG-TERM DEBT..........................     120,000      3,895       2,815            --      126,710

DEFERRED INCOME TAXES AND OTHER.........      16,474     18,707       3,742            --       38,923
                                            --------  ---------   ---------      --------     --------

STOCKHOLDERS' INVESTMENT................     454,084     70,960      12,807       (83,767)     454,084
                                            --------  ---------   ---------      --------     --------
                                            $680,250  $ 203,157    $ 53,203      $(83,767)    $852,843
                                            ========  =========   =========      ========     ========

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(12)  Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)


                                                                  NON-
                                          PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                          -------  ----------  ----------  ------------  ------------
REVENUES................................  $    --   $123,936     $87,532     $     --      $211,468
COSTS AND EXPENSES......................    1,788    106,903      73,163           --       181,854
                                          -------   --------     -------     --------      --------

OPERATING INCOME (LOSS).................   (1,788)    17,033      14,369           --        29,614
                                          -------   --------     -------     --------      --------

OTHER INCOME (EXPENSE)
 Interest Expense.......................   (1,035)       343      (3,805)          --        (4,497)
 Equity in Subsidiaries, Net of Taxes...   18,031         --          --      (18,031)           --
 Other, Net.............................    4,353       (434)        290           --         4,209
                                          -------   --------     -------     --------      --------

INCOME BEFORE INCOME TAXES..............   19,561     16,942      10,854      (18,031)       29,326

PROVISION FOR INCOME TAXES..............      499      5,892       3,873           --        10,264
                                          -------   --------     -------     --------      --------

NET INCOME..............................  $19,062   $ 11,050     $ 6,981     $(18,031)     $ 19,062
                                          =======   ========     =======     ========      ========

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)


                                                                  NON-
                                          PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                          -------  ----------  ----------  ------------  ------------
REVENUES................................  $    --    $74,120     $24,817       $    --        $98,937

COSTS AND EXPENSES......................    1,674     68,223      18,755            --         88,652
                                          -------    -------     -------       -------        -------

OPERATING INCOME (LOSS).................   (1,674)     5,897       6,062            --         10,285
                                          -------    -------     -------       -------        -------
OTHER INCOME (EXPENSE)
 Interest Expense.......................    4,760     (9,230)        178            --         (4,292)
 Equity in Subsidiaries, Net of Taxes...    3,521         --          --        (3,521)            --
 Other, Net.............................       (2)       142          93            --            233
                                          -------    -------     -------       -------        -------

INCOME BEFORE INCOME TAXES..............    6,605     (3,191)      6,333        (3,521)         6,226

PROVISION (BENEFIT) FOR INCOME TAXES....    1,448     (1,447)      2,179            --          2,180
                                          -------    -------     -------       -------        -------

INCOME FROM CONTINUING OPERATIONS.......    5,157     (1,744)      4,154        (3,521)         4,046

INCOME FROM DISCONTINUED OPERATIONS,
 NET OF TAXES...........................       --      1,783         (35)           --          1,748

EXTRAORDINARY CHARGE, NET OF TAXES......      (94)      (637)         --            --           (731)
                                          -------    -------     -------       -------        -------

NET INCOME..............................  $ 5,063    $  (598)    $ 4,119       $(3,521)       $ 5,063
                                          =======    =======     =======       =======        =======

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(12)  Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)


                                                                  NON-
                                          PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                          -------  ----------  ----------  ------------  ------------
REVENUES................................  $    --   $240,656    $135,452      $     --       $376,108

COSTS AND EXPENSES......................    3,509    209,190     111,200            --        323,899
                                          -------   --------    --------      --------       --------

OPERATING INCOME (LOSS).................   (3,509)    31,466      24,252            --         52,209
                                          -------   --------    --------      --------       --------

OTHER INCOME (EXPENSE)
 Interest Expense.......................   (2,940)      (255)     (4,971)           --         (8,166)
 Equity in Subsidiaries, Net of Taxes...   32,541         --          --       (32,541)            --
 Other, Net.............................    7,725        126        (328)           --          7,523
                                          -------   --------    --------      --------       --------

INCOME BEFORE INCOME TAXES..............   33,817     31,337      18,953       (32,541)        51,566

PROVISION FOR INCOME TAXES..............      410     11,165       6,584            --         18,159
                                          -------   --------    --------      --------       --------

NET INCOME..............................  $33,407   $ 20,172    $ 12,369      $(32,541)      $ 33,407
                                          =======   ========    ========      ========       ========

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)


                                                                    NON-
                                            PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                            -------  ----------  ----------  ------------  ------------
REVENUES..................................  $    --   $144,956   $  44,307     $    --       $189,263

COSTS AND EXPENSES........................    3,038    134,101      33,662          --        170,801
                                            -------   --------   ---------     -------       --------

OPERATING INCOME (LOSS)...................   (3,038)    10,855      10,645          --         18,462
                                            -------   --------   ---------     -------       --------
OTHER INCOME (EXPENSE)
 Interest Expense.........................    1,431     (9,731)        180          --         (8,120)
 Equity in Subsidiaries, Net of Taxes.....    9,914         --          --      (9,914)            --
 Other, Net...............................        7        104          (3)         --            108
                                            -------   --------   ---------     -------       --------

INCOME BEFORE INCOME TAXES................    8,314      1,228      10,822      (9,914)        10,450

PROVISION (BENEFIT) FOR INCOME TAXES......   (1,190)     1,022       3,825          --          3,657
                                            -------   --------   ---------     -------       --------
INCOME FROM CONTINUING OPERATIONS.........    9,504        206       6,997      (9,914)         6,793

INCOME FROM DISCONTINUED OPERATIONS,
 NET OF TAXES.............................       --      3,385         (37)         --          3,348

EXTRAORDINARY CHARGE, NET OF TAXES........      (94)      (637)         --          --           (731)
                                            -------   --------   ---------     -------       --------
NET INCOME................................  $ 9,410   $  2,954   $   6,960     $(9,914)        $9,410
                                            =======   ========   =========     =======       ========

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(12)  Condensed Consolidating Financial Statements - (Continued)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)


                                                                             NON-
                                                    PARENT    GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                   ---------  ----------  ----------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income......................................  $  33,407  $  20,172   $  12,369      $(32,541)      $ 33,407
 Equity in Earnings of Subsidiaries..............    (32,541)        --          --        32,541             --
 Other Adjustments and Changes...................    (22,046)   (13,408)    (26,508)           --        (61,962)
                                                   ---------  ---------   ---------      --------      ---------
  Net Cash Used by Operating Activities..........    (21,180)     6,764     (14,139)           --        (28,555)
                                                   ---------  ---------   ---------      --------      ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Income Taxes Paid on Disposal of Discontinued
  Operations.....................................    (62,808)        --          --            --        (62,808)
 Proceeds from Sale of Marketable Securities.....     23,352         --          --            --         23,352
 Acquisition of Businesses, Net of Cash
  Acquired.......................................         --        335     (73,644)           --        (73,309)
 Capital Expenditures for Property, Plant
  and Equipment..................................       (180)   (11,356)    (12,174)           --        (23,710)
 Other, Net......................................         --       (200)        366            --            166
                                                   ---------  ---------   ---------      --------      ---------
  Net Cash Used by Investing Activities..........    (39,636)   (11,221)    (85,452)           --       (136,309)
                                                   ---------  ---------   ---------      --------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Borrowings Under Revolving Lines of
  Credit, Net....................................         --         --       4,476            --          4,476
 Repayments on Term Debt, Net....................         --     (1,103)     (6,733)           --         (7,836)
 (Increase) Decrease in Amounts Due to and
  From  Subsidiaries, Net........................   (119,250)    12,945     106,305            --             --
 Other, Net......................................       (769)        --          --            --           (769)
                                                   ---------  ---------   ---------      --------      ---------
  Net Cash Provided (Used) by Financing
   Activities....................................   (120,019)    11,842     104,048            --         (4,129)
                                                   ---------  ---------   ---------      --------      ---------

Effect of Translation Adjustment on Cash.........         --         --          --            --             --
                                                   ---------  ---------   ---------      --------      ---------

Net Increase (Decrease) in Cash and Cash
 Equivalents.....................................   (180,835)     7,385       4,457            --       (168,993)

Cash and Cash Equivalents at Beginning of
 Period..........................................    221,275      1,625       1,066            --        223,966
                                                   ---------  ---------   ---------      --------      ---------
Cash and Cash Equivalents at End of  Period......  $  40,440  $   9,010   $   5,523      $     --        $54,973
                                                   =========  =========   =========      ========      =========

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(12)  Condensed Consolidating Financial Statements - (Continued)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)


                                                                              NON-
                                                      PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                     --------  ----------  ----------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income........................................ $  9,410    $  2,954    $  6,960      $(9,914)    $  9,410
 Net (Income) Loss from Discontinued
  Operations.......................................       --      (3,385)         37           --       (3,348)
 Equity in Earnings of Subsidiaries................   (9,914)         --          --        9,914           --
 Other Adjustments and Changes.....................   (1,539)      7,885     (19,325)          --      (12,979)
                                                    ---------   --------    --------      -------     --------
  Net Cash Provided (Used) by Continuing
   Operations......................................   (2,043)      7,454     (12,328)          --       (6,917)
  Net Cash Provided by Discontinued
   Operations......................................       --       2,262         286           --        2,548
                                                    --------    --------    --------      -------     --------
  Net Cash Provided (Used) by Operating
   Activities......................................   (2,043)      9,716     (12,042)          --       (4,369)
                                                    --------    --------    --------      -------     --------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital Expenditures of Discontinued Operations          --      (9,138)        (59)          --       (9,197)
 Acquisition of Businesses, Net of Cash
  Acquired.........................................       --        (627)     (3,113)          --       (3,740)
 Capital Expenditures for Property, Plant
  and Equipment....................................      (39)     (2,788)     (5,227)          --       (8,054)
 Other, Net........................................       --         436         632           --        1,068
                                                    --------    --------    --------      -------     --------
  Net Cash Used by Investing Activities............      (39)    (12,117)     (7,767)          --      (19,923)
                                                    --------    --------    --------      -------     --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Borrowings (Repayments) Under Revolving
  Lines of Credit, Net.............................   40,000        (546)        149           --       39,603
 Repayments on Term Debt, Net......................       --      (5,634)       (212)          --       (5,846)
 (Increase) Decrease in Amounts Due to and
  From Subsidiaries, Net...........................  (33,498)     10,500      22,998           --           --
 Other, Net........................................    1,604      (1,125)     (2,909)          --       (2,430)
                                                    --------    --------    --------      -------     --------
  Net Cash Provided by Financing Activities........    8,106       3,195      20,026           --       31,327
                                                    --------    --------    --------      -------     --------

Effect of Translation Adjustment on Cash...........       --          --        (314)          --         (314)
                                                    --------    --------    --------      -------     --------

Net Increase (Decrease) in Cash and Cash
 Equivalents.......................................    6,024         794         (97)          --        6,721

Cash and Cash Equivalents at Beginning of
 Period............................................      532       1,492         861           --        2,885
                                                    --------    --------    --------      -------     --------

Cash and Cash Equivalents at End of Period......... $  6,556    $  2,286    $    764      $    --     $  9,606
                                                    ========    ========    ========      =======     ========

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(12) Condensed Consolidating Financial Statements - (Continued)

A.   SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications and Restatements

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding June 30, 1997 classifications. The Condensed Consolidating Financial Statements have been restated to reflect the sale of the Company's Mallard Division on November 11, 1996.

     Elimination Entries

     Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

B.   OTHER

     Notes 1 through 11 should be read in conjunction with the Condensed Consolidating Financial Statements.

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

     At the Company's annual shareholders meeting on May 6, 1997, the shareholders approved a two-for-one stock split of the Company's common stock, $1.00 par value (the "Common Stock"), effected through a stock dividend and a related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the Company's Common Stock from 40 million shares to 80 million shares. The record date for the two-for-one stock split was May 12, 1997. As a result of the stock split, all stock and per share data contained herein have been restated to reflect the effect of the two-for-one stock split.

     Income from continuing operations for the second quarter of 1997 was $19.1 million, or $0.42 per share, on revenues of $211.5 million compared to income from continuing operations for the second quarter of 1996 of $4.0 million, or $0.11 per share, on revenues of $98.9 million. Income from continuing operations for the six months ended June 30, 1997, was $33.4 million, or $0.73 per share, on revenues of $376.1 million compared to income from continuing operations for the six months ended June 30, 1996, of $6.8 million, or $0.18 per share, on revenues of $189.3 million. The increases in income from continuing operations for the three and six month periods ended June 30, 1997, were primarily attributable to increased sales and margins for drill pipe and premium tubular products and the impact of 1996 and 1997 acquisitions, including the Company's 1997 acquisitions of TA Industries, Inc. ("TA") and Griffin Legrand ("Griffin"), and the 1996 acquisitions of Tubular Corporation of America ("TCA"), ENERPRO International, Inc. ("ENERPRO"), Superior Tube Ltd. ("Superior"), Irmaos Geremia Ltd. ("Geremia"), and Arrow Completion Systems ("Arrow").

     Results for the 1997 periods also included a one-time pre-tax gain of $3.4 million from the second quarter sale of the Parker Drilling Company ("Parker") common stock received in the Company's November 1996 disposition of its contract drilling division to Parker.

     Net income for the second quarter of 1997 was $19.1 million, or $0.42 per share, compared to $5.1 million, or $0.14 per share for the second quarter of 1996. Included in net income for the second quarter of 1996 is $1.7 million, $0.05 per share, from discontinued operations relating to the Company's Mallard contract drilling division that was sold in November 1996. Net income for the six months ended June 30, 1997 was $33.4 million, or $0.73 per share, compared to $9.4 million, or $0.25 per share, for the six months ended June 30, 1996 which included $3.3 million, $0.09 per share, relating to the Company's discontinued operations of the Mallard division.

     On July 16, 1997, the Company entered into a definitive agreement to acquire XL Systems, Inc. ("XLS") for approximately $45 million in Common Stock. XLS designs, manufactures and markets high performance connectors for marine applications such as conductors, risers and offshore structural components. The acquisition is expected to close in late August 1997 and is subject to various conditions, including the receipt of all required regulatory approvals and expiration of all waiting periods.

     The demand for the Company's tubular products is particularly affected by the price of natural gas and the level of oil and gas exploration activity, while the demand for the Company's production equipment is directly dependent
on oil production activity.   Exploration and production activity is also
affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil producing countries. The Company increased its presence in new and complementary phases of the premium tubulars market through the April 1997 acquisition of TA, a U.S. manufacturer of casing and premium couplings and accessories.

     Sales of the Company's production equipment products are primarily concentrated in North America. As a continuation of the Company's expansion of its production equipment products, the Company acquired Griffin, a

Canadian based manufacturer of progressing cavity pumps and conventional pumps, in March 1997. The Company has also expanded its production equipment operations in South America with its October 1996 acquisition of Geremia, a manufacturer of progressing cavity pumps, and the early 1997 acquisition of Anbert Cilindros S.A.I.C. ("Anbert"), a manufacturer of rod pumps in Argentina. The foreign sales for the Company's production equipment segment were $64.8 million for the six months ended June 30, 1997 as compared to $28 million for the six months ended June 30, 1996.

     The Company currently expects that 1997 results will continue to benefit from strong tubular products sales and favorable operating results from the 1996 and 1997 acquisitions. Results, however, will be dependent on market conditions and demand for drill pipe and other tubular products. Accordingly, there can be no assurance as to future results or profitability.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30,
1996

     Tubular Products Segment

     Sales of tubular products for the second quarter of 1997 were $152.1 million compared to $69.5 million in the second quarter of 1996, representing an increase of 119% as compared to the second quarter in 1996. The increased sales were attributable to a combination of increased demand and volume and higher sales prices of drill pipe and premium tubular products. The continued increase in demand for drill pipe reflected higher domestic and international drilling activity, in particular offshore drilling. The increase in sales of premium tubular products was primarily attributable to improved market conditions in deep offshore exploration and production activity, the operating results of TA from April 1997 and the operating results of TCA, ENERPRO and Superior, which were acquired during 1996.

     Operating income at the Company's tubular products segment increased to $26.6 million in the current quarter from $10.0 million in the second quarter of 1996. Results for the second quarter of 1997 benefited from increased sales volume and increased pricing of drill pipe and premium tubular products. The Company also benefited from reduced costs associated with the expansion of the Company's Mexico tool joint facility.

     As of June 30, 1997, the Company had substantially completed the closing of its Bastrop, Texas tool joint manufacturing facility. In the fourth quarter of 1996, the Company had accrued $1.5 million for exit costs to be incurred in 1997. As of June 30, 1997, the Company incurred substantially all charges related to the closing of this facility.

     Production Equipment Segment

     Sales and operating income for the Company's production equipment segment were $59.4 million and $4.8 million, respectively, for the 1997 second quarter as compared to $29.5 million and $2.0 million, respectively, for the 1996 second quarter. The increase in sales and operating income for the current period were primarily attributable to the acquisitions of Geremia and Arrow in 1996 and of Anbert and Griffin in 1997 and the increased sales of the Company's Corod and progressing cavity pump product lines, particularly in Canada and South America.

     As of June 30, 1997, the Company had substantially completed the closing of its Arlington, Texas packer manufacturing facility. In the fourth quarter of 1996, the Company had accrued $0.5 million for exit costs to be incurred in 1997. As of June 30, 1997, the Company incurred substantially all charges related to the closing of this facility.

     Further earnings improvements are expected in the production equipment segment throughout the balance of the year as the segment completes the integration of Arrow completion systems business acquired in December 1996. The full integration of Arrow is not expected to occur until the first quarter of 1998.

     General

     Selling, general and administrative expenses increased approximately 70% to approximately $23.5 million in the second quarter of 1997 from approximately $13.8 million in the second quarter of 1996. The increase in 1997 was primarily attributable to the Company's significant internal growth and the 1997 and 1996 acquisitions. Selling, general and administrative expenses as a percent of revenues, however, declined from 13.9% to 11.1%

     SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Tubular Products Segment

     Sales of tubular products for the six months ended June 30, 1997 were $269.9 million compared to $129.4 million for the six months ended June 30, 1996, representing an increase of 109% as compared to the 1996 period. The increased sales were attributable to a combination of increased demand and volume and higher sales prices of drill pipe and its premium tubular operations. Sales for the 1997 period also benefited from the 1996 and 1997 acquisitions.

     Operating income at the Company's tubular products segment increased to $47.4 million for the six months of 1997 from $17.8 million for the six months of 1996. Results for the first half of 1997 benefited from pricing increases on the Company's products as well as reduced costs associated with the expansion of the Company's Mexico facility.

     Production Equipment Segment

     Sales and operating income for the Company's production equipment segment were $106.2 million and $8.4 million, respectively, for the first half of 1997 as compared to $59.8 million and $3.7 million, respectively, for the first half of 1996. The increase in sales and operating income for the current period were primarily attributable to 1996 and 1997 acquisitions and increased sales of the Company's Corod and progressing cavity pump product lines.

     General

     Selling, general and administrative expenses increased approximately 60% to approximately $42.6 million in the first half of 1997 from approximately $26.6 million in the first half of 1996. The increase in 1997 was primarily attributable to the Company's internal growth and the 1997 and 1996 acquisitions. Selling, general and administrative expenses as a percent of revenues, however, declined from 14.1% to 11.3%.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash and cash equivalents of approximately $55.0 million compared to $224.0 million at December 31, 1996. The reduction in cash and cash equivalents since December 31, 1996, was primarily attributable to the payment by the Company of taxes on the 1996 sale of its Mallard contract drilling division and the reinvestment by the Company of the net proceeds from the sale of acquired businesses and assets, including additional working capital associated with such businesses and increased business activity.

     In April 1997, the Company sold its investment in Parker common stock pursuant to a public offering effected by Parker. The net proceeds received by the Company were approximately $23 million.

     The Company currently has available to it working capital facilities providing for up to $130.9 million in borrowings. At June 30, 1997, the Company had outstanding $7.4 million in borrowings under these facilities compared to $2.9 million at December 31, 1996. In addition, the Company had outstanding approximately $7.1 million and $10.1 million in letters of credit at June 30, 1997, and December 31, 1996, respectively. Borrowings under these facilities are subject to certain borrowing base requirements relating to the Company's accounts receivable and inventory securing the borrowings. Borrowings bear interest at variable rates and are secured by accounts receivables, inventory and stock of various of the Company's domestic and foreign subsidiaries. These facilities contain customary affirmative and negative covenants relating to working capital, earnings and net worth. These facilities also impose limitations on the Company's and its subsidiaries' use of funds for future acquisitions and capital expenditures, the incurrence of additional debt and other operational matters and certain expenditures, as well as prohibitions on the declaration and payment of cash dividends by the Company.

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

     On February 13, 1997, the Company acquired Anbert for approximately $8 million.

     The Company has also effected various acquisitions subsequent to June 30, 1997, for a total consideration of approximately $8 million.

     Further, in addition to the proposed XLS transaction, the Company is pursuing various acquisitions in both of its business segments, which, if completed, would require the use of its available capital resources.

GULFMARK MERGER

     On May 1, 1997, the Company acquired GulfMark International, Inc., ("GulfMark") pursuant to a merger in which approximately 4.4 million shares (pre-split 2.2 million shares) of Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in the transaction consisted of approximately 4.4 million shares (pre-split 2.2 million shares) of the Company's Common Stock, an erosion control company and certain other miscellaneous assets. Because the number of shares of Common Stock issued in the GulfMark acquisition approximated the number of shares of Common Stock held by GulfMark prior to the acquisition, GulfMark acquisition had no material effect on the outstanding number of shares of Common Stock or equity of the Company.

CAPITAL EXPENDITURES

     Capital expenditures by the Company during the six months ended June 30, 1997, totaled approximately $23.7 million and were primarily related to plant expansions in Canada, equipment upgrades and Corig purchases. Ongoing routine capital expenditures for the remainder of 1997 are estimated to be approximately $15 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and, if desirable, borrowings under existing lines of credit and other facilities.

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

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world-wide political stability and economic growth, including currency fluctuations, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans and manufacturing consolidations and restructurings, performance issues with key suppliers and subcontractors, the ability of the Company to maintain price increases and market shares, raw material costs changes, collective bargaining labor disputes, regulatory uncertainties and legal proceedings. Future results will also be dependent upon the ability of the Company to continue to identify and complete successful acquisitions at acceptable prices, integrate those acquisitions with the Company's other operations and penetrate existing and new markets. Many of these factors are described in greater detail in the Company's Form 10-K for the year ended December 31, 1996.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     At the Company's annual stockholders meeting on May 6, 1997, the stockholders approved a two-for-one stock split of the Company's common stock, $1.00 par value (the "Common Stock"), through a stock dividend and a related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the Company's Common Stock from 40 million shares to 80 million shares. The record date for the two-for-one stock split was May 12, 1997. As a result of the stock split, all stock and per share data contained herein have been restated to reflect the effect of the two-for-one stock split.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's special meeting of stockholders held on April 30, 1997, the stockholders of the Company approved the acquisition of GulfMark International, Inc. ("GulfMark") pursuant to a merger in which approximately
4.4 million shares (pre-split 2.2 million shares) of the Company's Common Stock were issued to the stockholders of GulfMark. The following sets forth the results of the voting. There were zero broker non-votes.


                                                                 Withheld/
                                                        For      Against    Abstained
                                                     ----------  ---------  ---------

     Acquisition of GulfMark                         14,849,408   6,737     22,564


     At the Company's Annual Meeting of Stockholders held on May 6, 1997, the stockholders of the Company approved: (i) the election of eight directors to serve until the next Annual Meeting of Stockholders, (ii) the amendment of the Company's Restated Certificate of Incorporation to change the Company's name to "EVI, Inc." and (iii) a two-for-one stock split through a related amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 40,000,000 shares to 80,000,000 shares. The following sets forth the results of the voting with respect to each such matter. There were no broker non-votes.


                                                                 Withheld/
ELECTION OF DIRECTORS                                   For      Against    Abstained
                                                     ----------  ---------  ---------

     David J. Butters                                15,816,317     25,637         --
     Bernard J. Duroc-Danner                         15,816,317     25,637         --
     Uriel E. Dutton                                 15,816,305     25,649         --
     Eliot M. Fried                                  15,816,317     25,637         --
     Sheldon S. Gordon                               15,816,317     25,637         --
     Sheldon B. Lubar                                15,816,317     25,637         --
     Robert B. Millard                               15,816,305     25,649         --
     Robert A. Rayne                                 15,816,317     25,637         --

Amendment to the Company's Restated Certificate of
     Incorporation to change the Company's name
     to EVI, Inc.                                    15,818,958        829     22,167

Two-for-one stock split and related amendment to the
     Company's Restated Certificate of Incorporation 15,816,228      3,117     22,609

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

                                                                Page
                                                                ----
       2.1  First Amendment to Agreement and Plan of
            Merger dated March 27, 1997 (incorporated by
            reference to Exhibit No. 2.3 to the Registration
            Statement on Form S-4 (Reg. No. 333-24133)).

       3.1 Restated Certificate of Incorporation of the Company, as amended on May 6, 1997
            (incorporated by reference to Exhibit 3.1 to Form 8-K, File 1-13086, dated May 13, 1997).

      27.1  Financial Data Schedule............................  25

     (b)  Reports on Form 8-K:

       (1)  Current Report on Form 8-K dated April
            25, 1997, reporting the acquisition of TA
            Industries, Inc. on April 14, 1997.

       (2)  Current Report on Form 8-K dated May 13,
            1997, reporting (i) the approval by the
            stockholders of the Company at the Annual
            Meeting of Stockholders held on May 6, 1997 of a two-for-one stock split and the related amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40 million to 80 million, (ii) the approval by the stockholders of the Company at the Annual
            Meeting of Stockholders held on May 6, 1997 of the amendment to the Company's Restated
            Certificate of Incorporation to change the name of the Company to "EVI, Inc.", and (iii) the acquisition of GulfMark on May 1, 1997. The
            Current Report on Form 8-K also incorporated by reference the financial statements and pro forma financial information of GulfMark and GulfMark
            Retained Assets pursuant to Rule 3-05(b) and
            Article 11 of Regulation S-X.

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


Date: August 13, 1997
      ---------------

                              INDEX TO EXHIBITS



            Exhibit
            Number                Description
            -------               -----------
             27              Financial Data Schedule
