Form 10-Q
period 1997-09-30
ENERGY VENTURES INC /DE/
filed 1997-11-13
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 1-13086


                                   EVI, INC.
                                   ---------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                             04-2515019
--------------------------------                            ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

5 Post Oak Park, Houston, Texas                                 77027-3415
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (713) 297-8400
               -------------------------------------------------
               (Registrant's telephone number, include area code)

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

                                                    Yes  X     No
                                                       -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Title of Class                           Outstanding at November 7, 1997
       --------------                           -------------------------------
Common Stock, par value $1.00                             47,103,210

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EVI, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              September 30,      December 31,
                                                                                  1997              1996
                                                                                ---------        ---------
                          ASSETS

CURRENT ASSETS:
      Cash and Cash Equivalents .........................................       $  16,926        $ 223,966
      Accounts Receivable, Net of Allowance for Uncollectible Accounts of
        $1,077 and $583, Respectively ...................................         188,204          119,152
      Inventories .......................................................         243,617          157,631
      Marketable Securities .............................................              --           23,841
      Other Current Assets ..............................................          36,966           34,091
                                                                                ---------        ---------
                                                                                  485,713          558,681
                                                                                ---------        ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
      NET OF ACCUMULATED DEPRECIATION ...................................         277,648          172,724

GOODWILL, NET ...........................................................         193,017          102,474

OTHER ASSETS ............................................................          34,883           18,964
                                                                                ---------        ---------
                                                                                $ 991,261        $ 852,843
                                                                                =========        =========

         LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
      Short-Term Borrowings, Primarily Under Revolving Lines of Credit ..       $  32,396        $   4,451
      Current Maturities of Long-Term Debt ..............................          12,166            3,622
      Accounts Payable ..................................................         119,302           80,783
      Accrued Salaries and Benefits .....................................          12,416           11,817
      Current Tax Liabilities ...........................................          21,524           81,916
      Other Accrued Liabilities .........................................          57,248           50,537
                                                                                ---------        ---------
                                                                                  255,052          233,126
                                                                                ---------        ---------


LONG-TERM DEBT ..........................................................         164,995          126,710

DEFERRED INCOME TAXES ...................................................          38,453           16,920

OTHER LONG-TERM LIABILITIES .............................................          23,959           22,003

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
      Common Stock $1 Par Value, Authorized 80,000 Shares, Issued 51,852
         and 45,930, Respectively .......................................          51,852           45,930
      Capital in Excess of Par Value ....................................         405,492          258,721
      Treasury Stock, at Cost ...........................................        (152,244)          (2,569)
      Retained Earnings .................................................         213,759          158,333
      Cumulative Foreign Currency Translation Adjustment ................         (10,057)          (8,712)
      Unrealized Gain on Marketable Securities ..........................              --            2,381
                                                                                ---------        ---------
                                                                                  508,802          454,084
                                                                                =========        =========
                                                                                $ 991,261        $ 852,843
                                                                                =========        =========

 The accompanying notes are an integral part of these consolidated condensed financial statements.
               (All share amounts adjusted for 1997 stock split)

                           EVI, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                      Three Months                      Nine Months
                                                                   Ended September 30,              Ended September 30,
                                                               ----------------------------      ----------------------------
                                                                  1997             1996             1997             1996
                                                               -----------      -----------      -----------      -----------
                                                                        (in thousands, except per share amounts)

REVENUES                                                    $   236,760       $  134,376       $  612,868        $ 323,639
                                                            -----------       ----------       ----------        ---------

COSTS AND EXPENSES:
      Cost of Sales ...................................         171,683          105,048          453,001          249,231
      Selling, General and Administrative Attributable
         to Segments ..................................          23,252           13,045           62,324           36,625
      Corporate General and Administrative.............           1,887            1,627            5,396            4,665
                                                              ---------        ---------        ---------        ---------

OPERATING INCOME ......................................          39,938           14,656           92,147           33,118
                                                              ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE):
      Interest Income .................................             416              138            3,824              229
      Interest Expense ................................          (4,914)          (4,145)         (13,080)         (12,265)
      Gain on Sale of Marketable Securities ...........              --               --            3,352               --
      Other, Net ......................................              89               (8)             852                9
                                                              ---------        ---------        ---------        ---------

INCOME BEFORE INCOME TAXES ............................          35,529           10,641           87,095           21,091

PROVISION FOR INCOME TAXES ............................          12,435            3,724           30,594            7,381
                                                              ---------        ---------        ---------        ---------


INCOME FROM CONTINUING OPERATIONS .....................          23,094            6,917           56,501           13,710

INCOME FROM DISCONTINUED OPERATIONS,
      NET OF TAXES ....................................              --            2,842               --            6,190

EXTRAORDINARY CHARGE, NET OF TAXES ....................              --               --               --             (731)
                                                              ---------        ---------        ---------        ---------

NET INCOME ............................................       $  23,094        $   9,759        $  56,501        $  19,169
                                                              =========        =========        =========        =========

EARNINGS PER SHARE:

      Income From Continuing Operations ...............       $    0.50        $    0.16        $    1.23        $    0.35
      Income From Discontinued Operations .............              --             0.07               --             0.16
      Extraordinary Charge ............................              --               --               --            (0.02)
                                                              ---------        ---------        ---------        ---------
      Net Income ......................................       $    0.50        $    0.23        $    1.23        $    0.49
                                                              =========        =========        =========        =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ............          46,460           43,026           45,961           39,056
                                                              =========        =========        =========        =========


  The accompanying notes are an integral part of these consolidated condensed financial statements.
        (All share and per share amounts adjusted for 1997 stock split)

                           EVI, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                Nine Months
                                                                             Ended September 30,
                                                                         --------------------------
                                                                           1997             1996
                                                                         ---------        ---------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income .................................................       $  56,501        $  19,169
      Adjustments to Reconcile Net Income to Net Cash
        Used by Operating Activities:
        Depreciation and Amortization ............................          20,132           11,332
        Net Income from Discontinued Operations ..................              --           (6,190)
        Oil Country Tubular Ltd. Deposit .........................              --           (8,000)
        Extraordinary Charge on Prepayment of Debt, Net ..........              --              731
        Gain on Sale of Marketable Securities ....................          (3,352)              --
        Deferred Income Tax Provision from Continuing Operations .          14,303            1,487
        Change in Operating Assets and Liabilities, Net of Effects
          of Businesses Acquired .................................        (121,308)         (15,996)
                                                                         ---------        ---------
          Net Cash Provided (Used) by Continuing Operations ......         (33,724)           2,533
          Net Cash Used by Discontinued Operations ...............              --           (4,391)
                                                                         ---------        ---------
          Net Cash Used by Operating Activities ..................         (33,724)          (1,858)
                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Income Taxes Paid on Gain on Disposal of Discontinued
        Operations ...............................................         (62,808)              --
      Proceeds from Sale of Marketable Securities, Net ...........          23,352               --
      Acquisitions and Capital Expenditures of Discontinued
         Operations ..............................................              --          (45,576)
      Acquisition of Businesses, Net of Cash Acquired ............        (105,021)         (42,656)
      Capital Expenditures for Property, Plant and
        Equipment ................................................         (45,843)         (12,954)
      Other, Net .................................................             131            1,214
                                                                         ---------        ---------
        Net Cash Used by Investing Activities ....................        (190,189)         (99,972)
                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of Common Stock, Net ..............................              --          100,893
      Termination Costs on Retirement of Debt ....................              --           (1,125)
      Debt Issuance Costs ........................................              --           (1,602)
      Borrowings Under Revolving Lines of Credit, Net ............          29,472           19,681
      Repayments on Term Debt, Net ...............................         (13,718)         (11,699)
      Proceeds from Exercise of Stock Options ....................           3,594            2,675
      Acquisitions of Treasury Stock .............................          (2,416)            (715)
                                                                         ---------        ---------
        Net Cash Provided by Financing Activities ................          16,932          108,108
                                                                         ---------        ---------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH .........................             (59)             (93)
                                                                         ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS ................................................        (207,040)           6,185
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................         223,966            2,885
                                                                         =========        =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................       $  16,926        $   9,070
                                                                         =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest Paid ..............................................       $  15,489        $  14,733
      Income Taxes Paid, Net of Refunds ..........................       $  78,277        $   4,053


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                           EVI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)   General

      The unaudited consolidated condensed financial statements included herein have been prepared by EVI, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the restated audited consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated October 20, 1997, as amended, for the year ended December 31, 1996. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

(2)   Inventories

      Inventories by category are as follows:

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                           1997             1996
                                                        -----------      -----------
                                                            (IN THOUSANDS)

      Raw materials and components..............        $  138,607       $   97,613
      Work in process...........................            43,782           20,889
      Finished goods............................            61,228           39,129
                                                        ===========      ===========
                                                        $  243,617       $  157,631
                                                        ===========      ===========

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

(4)   Acquisitions

      On August 25, 1997, the Company completed its acquisition of XL Systems, Inc. ("XL") in a transaction accounted for as a pooling of interests. XL designs, manufactures and markets high performance connectors for marine applications such as conductors, risers and offshore structural components. In connection with the acquisition, the Company issued 906,686 shares of the Company's common stock (the "Common Stock") in exchange for all of the equity interests of XL. As the effect of this business combination is not significant, prior period financial statements were not restated.

      On August 8, 1997, the Company completed its acquisition of McAllister Petroleum Services, Ltd. ("McAllister"), a Calgary, Alberta based manufacturer and marketer of inflatable packers and electronic temperature/pressure instrumentation for approximately $25 million.

      On May 1, 1997, the Company acquired GulfMark International, Inc. ("GulfMark") pursuant to a merger in which approximately 4.4 million shares of the Company's Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in this transaction consisted of approximately 4.4 million shares of the Company's Common Stock, an erosion control company and certain other miscellaneous assets.

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

      On February 13, 1997, the Company acquired Anbert Cilindros S.A.I.C. ("Anbert"), an Argentina based sucker rod pump business, for total consideration of approximately $8 million.

      The Company has also effected various other 1997 acquisitions for the nine months ended September 30, 1997 and subsequent to September 30, 1997, for a total consideration of approximately $9.1 million and $4.6 million, respectively.

      On August 5, 1996, the Company acquired Tubular Corporation of America, Inc. ("TCA") for approximately 1,000,000 shares of Common Stock, $14.35 million in cash, a $650,000 note and assumed debt of approximately $15 million.

      The acquisitions discussed above, with the exception of XL, were accounted for using the purchase method of accounting, and their results of operations are included in the Consolidated Condensed Statements of Income from their respective dates of acquisition. The allocations of the purchase price to the fair market values of the net assets acquired in the 1997 acquisitions are based on preliminary estimates of the fair market value and may be revised when additional information concerning asset and liability valuations is obtained.

(5)   Discontinued Operations

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

      The results of operations for the Mallard Division are reflected in the accompanying Consolidated Condensed Statements of Income as "Discontinued Operations, Net of Taxes" and the Company's consolidated condensed financial statements for prior periods have been restated. Condensed results of the Mallard Division discontinued operations were as follows:

                                                                          THREE MONTHS         NINE MONTHS
                                                                              ENDED               ENDED
                                                                       SEPTEMBER 30, 1996  SEPTEMBER 30, 1996
                                                                       ------------------  ------------------
                                                                                   (IN THOUSANDS)

      Revenues................................................         $           26,256      $       66,921
                                                                       -------------------     ---------------
      Income before income taxes..............................                      4,372               9,524
      Provision for income taxes..............................                      1,530               3,334
                                                                       ===================     ===============
      Net income..............................................         $            2,842      $        6,190
                                                                       ===================     ===============

(6)   Plant Closures

     The Company substantially completed the closing of its Bastrop, Texas tool joint manufacturing facility in the second quarter of 1997. In the fourth quarter of 1996, the Company had accrued $1.5 million for exit costs to be incurred in 1997. As of June 30, 1997, the Company had incurred substantially all charges related to the closing of this facility.

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(6)   Plant Closures  - (Continued)

      The Company substantially completed the closing of its Arlington, Texas packer manufacturing facility in the second quarter of 1997. In the fourth quarter of 1996, the Company had accrued $0.5 million for exit costs to be incurred in 1997. As of June 30, 1997, the Company had incurred substantially all charges related to the closing of this facility.

(7)   Long-Term Debt

      On March 24, 1994, the Company sold pursuant to a private placement $120 million of 10.25% Senior Notes due 2004. In July 1994, substantially all of these notes were exchanged for a substantially identical series of 10.25% Senior Notes due 2004 with semi-annual interest payments in March and September. Both issues of Senior Notes were issued pursuant to the terms of an Indenture dated March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. See Note 13.

      See Note 11 for discussion of subsequent events.

(8)   Stockholders' Investment

      Stock Split and Name Change

        At the Company's annual shareholders meeting on May 6, 1997, the shareholders approved a two-for-one stock split of the Company's Common Stock, $1.00 par value, through a stock dividend and related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the Company's Common Stock from 40 million shares to 80 million shares. The record date for the two-for-one stock split was May 12, 1997. As a result of the stock split, all stock and per share data contained herein have been restated to reflect the effect of the two-for-one stock split. The shareholders of the Company approved the proposed amendment to the Company's Restated Certificate of Incorporation to change the name of the Company from "Energy Ventures, Inc." to "EVI, Inc."

      GulfMark Acquisition

        The Company acquired 4.4 million shares of the Company's Common Stock as a result of the May 1997 acquisition of GulfMark (see Note 4). The fair market value of these shares as of the date of acquisition is included in the accompanying Consolidated Condensed Balance Sheet as "Treasury Stock, at Cost".

(9)   Change in Accounting Standards

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

                                                     THREE MONTHS                  NINE MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                              ---------------------------  -----------------------------
                                                  1997          1996           1997           1996
                                              ------------- -------------  -------------  --------------

      Pro forma basic EPS...............      $       0.50  $      0.23    $      1.23    $       0.49
      Pro forma diluted EPS.............      $       0.49  $      0.22    $      1.20    $       0.48

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(10)  Reclassifications and Restatements

      Certain reclassifications of prior period balances have been made to conform such amounts to corresponding September 30, 1997 classifications. The consolidated condensed financial statements have been restated to reflect the sale of the Company's Mallard Division on November 11, 1996.

(11)  Subsequent Events

      Acquisitions

        On October 9, 1997, the Company entered into an agreement to acquire Trico Industries, Inc. ("Trico") from PACCAR Inc for cash consideration of $105 million, subject to adjustments for changes in the net assets from August 31, 1997, to the date of closing. Trico also owns a 30% interest in BMW Monarch (Lloydminster) Ltd. ("BMW Monarch"). The Company's acquisition of Trico is subject to various conditions, including the receipt of all necessary governmental consents and approvals and the expiration of all applicable waiting periods, and is expected to be funded with a portion of the net proceeds from the 5% Convertible Subordinated Preferred Equivalent Debentures (the "Debentures").

        On October 9, 1997, the Company entered into an agreement to acquire all of the outstanding shares of BMW Monarch not owned by Trico and all of the outstanding shares of BMW Pump, Inc. ("BMW Pump") for an aggregate cash consideration of Canadian $130 million, subject to adjustments for changes in the net assets of BMW Pump and BMW Monarch from March 31, 1997, to the date of closing The acquisitions of BMW Monarch and BMW Pump are subject to various conditions, including the closing of the Company's acquisition of Trico and the receipt of all necessary governmental consents and approvals and the expiration of all applicable waiting periods. The acquisitions of BMW Monarch and BMW Pump are expected to be funded with a portion of the net proceeds from the Debentures.

      5% Convertible Subordinated Preferred Equivalent Debentures

         In November 1997, the Company completed a private placement of $402.5 million principal amount of Debentures. The Debentures bear interest at an annual rate of 5% and are convertible at a price of $80 per share of Common Stock, $1.00 par value, of the Company beginning 90 days after the last issuance thereof. The Debentures are redeemable by the Company at any time on or after November 4, 2000 at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Company also has the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at anytime when the Company is not in default in the payment of interest.

      Tender Offer for Senior Notes

        The Company currently expects to commence an offer to acquire the Senior Notes during the fourth quarter of 1997. The Company also intends to seek an amendment to the Indenture relating to the Senior Notes to eliminate substantially all the material non-payment covenants in the Indenture. The acquisition of the Senior Notes and amendment to the Indenture are expected to result in a one-time charge during the fourth quarter of approximately $9.8 million, net of taxes, for the early extinguishment of debt.

(12)  Pro Forma Consolidated Financial Information

     The following presents the consolidated financial information for the Company on a pro forma basis as if the August 1996 TCA acquisition, the July 1996 equity offering of 6.9 million shares of Common Stock, the May 1, 1997 acquisition of GulfMark and the November 1997 issuance and sale of the Debentures had occurred on January 1, 1996. All other 1996 and 1997 acquisitions are not material individually nor in the aggregate for each applicable year, therefore, pro forma information is not presented.

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(12)  Pro Forma Consolidated Financial Information - (Continued)

The pro forma information does not give effect to the proposed acquisition of Trico, BMW Monarch, and BMW Pump. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1996, or that may be achieved in the future.

                                                             THREE MONTHS                       NINE MONTHS
                                                          ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                     ------------------------------     ----------------------------
                                                         1997              1996            1997           1996
                                                     --------------     -----------     -----------   --------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       Revenues....................................  $     237,760   $     136,950   $     613,934    $    356,120
       Net income from continuing operations.......  $      19,759   $       3,985   $      45,808    $      5,924
       Net income..................................  $      19,759   $       6,827   $      45,808    $     11,383
       Earnings per common share from continuing
       operations .................................  $        0.43   $        0.09   $        1.00    $       0.13

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(13)  Condensed Consolidating Financial Statements

      The $120 million Senior Notes which are described in Note 7 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following Condensed Consolidating Balance Sheets as of September 30, 1997 and December 31, 1996, and the related Condensed Consolidating Statements of Income for the three and nine month periods ended September 30, 1997 and 1996, and the Condensed Consolidating Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996 have been provided. The Condensed Consolidating Financial Statements herein are followed by notes which are an integral part of these statements.


                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                                                 NON-
                                                  PARENT        GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------------  -------------  ------------- -------------  -------------

ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents................    $      7,208    $     3,158   $     6,560   $         --   $     16,926
   Other Current Assets.....................          12,014        286,582       170,191             --        468,787
                                                ------------   ------------   -----------   ------------   ------------
                                                      19,222        289,740       176,751             --        485,713
                                                ------------   ------------   -----------   ------------   ------------

PROPERTY, PLANT AND EQUIPMENT,
   AT COST, NET OF ACCUMULATED
     DEPRECIATION...........................             310        143,102       134,236             --        277,648

INTERCOMPANY AND INVESTMENT
   IN SUBSIDIARIES, NET.....................         644,373       (237,503)     (113,424)      (293,446)            --

OTHER ASSETS................................           4,665         96,458       126,777             --        227,900
                                                ============   ============   ===========   ============   ============
                                                $    668,570   $    291,797   $   324,340   $   (293,446)  $    991,261
                                                ============   ============   ===========   ============   ============

LIABILITIES AND STOCKHOLDERS'
   INVESTMENT

CURRENT LIABILITIES:
   Short-Term Borrowings....................    $     15,000   $         --   $    17,396   $         --   $     32,396
   Current Maturities of Long-Term Debt.....              --          1,888        10,278             --         12,166
   Accounts Payable and Other Accrued
     Liabilities............................          18,777        115,147        76,566             --        210,490
                                                ------------   ------------   -----------   ------------   ------------
                                                      33,777        117,035       104,240             --        255,052
                                                ------------   ------------   -----------   ------------   ------------


LONG-TERM DEBT..............................         120,000          3,661        41,334             --        164,995

DEFERRED INCOME TAXES AND OTHER.............           5,991         29,494        26,927             --         62,412

STOCKHOLDERS' INVESTMENT....................         508,802        141,607       151,839       (293,446)       508,802
                                                ============   ============   ===========   ============   ============
                                                $    668,570   $    291,797   $   324,340   $   (293,446)  $    991,261
                                                ============   ============   ===========   ============   ============

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(13)  Condensed Consolidating Financial Statements - (Continued)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                  NON-
                                                  PARENT        GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------------  -------------  ------------- -------------  -------------

ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents................    $    221,275   $      1,625   $     1,066   $         --   $    223,966
   Other Current Assets.....................          40,694        233,862        60,159             --        334,715
                                                -------------  -------------  ------------- -------------  -------------
                                                     261,969        235,487        61,225             --        558,681
                                                -------------  -------------  ------------- -------------  -------------

PROPERTY, PLANT AND EQUIPMENT,
   AT COST, NET OF ACCUMULATED
     DEPRECIATION...........................             144        124,804        47,776             --        172,724

INTERCOMPANY AND INVESTMENT
   IN SUBSIDIARIES, NET.....................         412,287       (241,456)     (87,064)        (83,767)            --

OTHER ASSETS................................           5,850         84,322        31,266             --        121,438
                                                =============  =============  ============= =============  =============
                                                $    680,250   $    203,157   $    53,203   $    (83,767)  $    852,843
                                                =============  =============  ============= =============  =============

LIABILITIES AND STOCKHOLDERS'
   INVESTMENT

CURRENT LIABILITIES:
   Short-Term Borrowings....................    $         --   $         --   $     4,451   $         --   $      4,451
   Current Maturities of Long-Term Debt.....              --          1,883         1,739             --          3,622
   Accounts Payable and Other Accrued
     Liabilities............................          89,692        107,712        27,649             --        225,053
                                                -------------  -------------  ------------- -------------  -------------
                                                      89,692        109,595        33,839             --        233,126
                                                -------------  -------------  ------------- -------------  -------------

LONG-TERM DEBT..............................         120,000          3,895         2,815             --        126,710

DEFERRED INCOME TAXES AND OTHER.............          16,474         18,707         3,742             --         38,923

STOCKHOLDERS' INVESTMENT....................         454,084         70,960        12,807        (83,767)       454,084
                                                -------------  -------------  ------------- -------------  -------------
                                                $    680,250   $    203,157   $    53,203   $    (83,767)  $    852,843
                                                =============  =============  ============= =============  =============

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(13)  Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                                                  NON-
                                                  PARENT        GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------------  -------------  ------------- -------------  -------------

REVENUES....................................    $         --   $    133,918   $   102,842   $        --    $    236,760

COSTS AND EXPENSES..........................           1,887        109,848        85,087            --         196,822
                                                -------------  -------------  ------------- -------------  -------------

OPERATING INCOME (LOSS).....................          (1,887)        24,070        17,755            --          39,938
                                                -------------  -------------  ------------- -------------  -------------

OTHER INCOME (EXPENSE)
   Interest Expense.........................             875         (2,137)       (3,652)           --          (4,914)
   Equity in Subsidiaries, Net of Taxes.....          22,864             --            --       (22,864)             --
   Other, Net...............................             580              9           (84)           --             505
                                                -------------  -------------  ------------- -------------  -------------

INCOME BEFORE INCOME TAXES..................          22,432         21,942        14,019       (22,864)         35,529

PROVISION FOR INCOME TAXES..................            (662)         8,153         4,944            --          12,435
                                                -------------  -------------  ------------- -------------  -------------

NET INCOME..................................    $     23,094   $     13,789   $     9,075   $   (22,864)   $     23,094
                                                =============  =============  ============= =============  =============




                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                                                  NON-
                                                  PARENT        GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------------  -------------  ------------- -------------  -------------

REVENUES....................................    $         --   $     95,445   $    38,931   $         --   $    134,376

COSTS AND EXPENSES..........................           1,627         85,974        32,119             --        119,720
                                                -------------  -------------  ------------- -------------  -------------

OPERATING INCOME (LOSS).....................          (1,627)         9,471         6,812             --         14,656
                                                -------------  -------------  ------------- -------------  -------------

OTHER INCOME (EXPENSE)
   Interest Expense.........................          (3,813)          (399)           67             --         (4,145)
   Equity in Subsidiaries, Net of Taxes.....          11,301             --            --        (11,301)            --
   Other, Net...............................             191             (3)          (58)            --            130
                                                -------------  -------------  ------------- -------------  -------------

INCOME BEFORE INCOME TAXES..................           6,052          9,069         6,821        (11,301)        10,641

PROVISION (BENEFIT) FOR INCOME TAXES........          (3,707)         5,514         1,917             --          3,724
                                                -------------  -------------  ------------- -------------  -------------

INCOME FROM CONTINUING OPERATIONS...........           9,759          3,555         4,904        (11,301)         6,917

INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF TAXES.................              --          2,858           (16)            --          2,842
                                                -------------  -------------  ------------- -------------  -------------

NET INCOME..................................    $      9,759   $      6,413   $     4,888   $    (11,301)  $      9,759
                                                =============  =============  ============= =============  =============

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(13)  Condensed Consolidating Financial Statements - (Continued)


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                                                  NON-
                                                  PARENT        GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------------  -------------  ------------- -------------  -------------

REVENUES....................................    $         --   $    374,574   $   238,294   $         --   $    612,868

COSTS AND EXPENSES..........................           5,396        319,038       196,287             --        520,721
                                                -------------  -------------  ------------- -------------  -------------

OPERATING INCOME (LOSS).....................          (5,396)        55,536        42,007             --         92,147
                                                -------------  -------------  ------------- -------------  -------------

OTHER INCOME (EXPENSE)
   Interest Expense.........................          (2,065)        (2,392)       (8,623)            --        (13,080)
   Equity in Subsidiaries, Net of Taxes.....          55,405             --            --        (55,405)            --
   Other, Net...............................           8,305            135          (412)            --          8,028
                                                -------------  -------------  ------------- -------------  -------------

INCOME BEFORE INCOME TAXES..................          56,249         53,279        32,972        (55,405)        87,095

PROVISION FOR INCOME TAXES..................            (252)        19,318        11,528             --         30,594
                                                -------------  -------------  ------------- -------------  -------------

NET INCOME..................................    $     56,501   $     33,961   $    21,444   $    (55,405)  $     56,501
                                                =============  =============  ============= =============  =============




                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                                                  NON-
                                                  PARENT        GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------------  -------------  ------------- -------------  -------------

REVENUES....................................    $         --   $    240,401   $    83,238   $         --   $    323,639

COSTS AND EXPENSES..........................           4,665        220,075        65,781             --        290,521
                                                -------------  -------------  ------------- -------------  -------------

OPERATING INCOME (LOSS).....................          (4,665)        20,326        17,457             --         33,118
                                                -------------  -------------  ------------- -------------  -------------

OTHER INCOME (EXPENSE)
   Interest Expense.........................          (2,382)       (10,130)          247             --        (12,265)
   Equity in Subsidiaries, Net of Taxes.....          21,215             --            --        (21,215)            --
   Other, Net...............................             198            101           (61)            --            238
                                                -------------  -------------  ------------- -------------  -------------

INCOME BEFORE INCOME TAXES..................          14,366         10,297        17,643        (21,215)        21,091

PROVISION (BENEFIT) FOR INCOME TAXES........          (4,897)         6,536         5,742             --          7,381
                                                -------------  -------------  ------------- -------------  -------------

INCOME FROM CONTINUING OPERATIONS...........          19,263          3,761        11,901        (21,215)        13,710

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF TAXES................................              --          6,243           (53)            --          6,190

EXTRAORDINARY CHARGE, NET OF TAXES..........             (94)          (637)           --             --           (731)
                                                -------------  -------------  ------------- -------------  -------------

NET INCOME..................................    $     19,169   $      9,367   $    11,848   $    (21,215)  $     19,169
                                                =============  =============  ============= =============  =============

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(13)  Condensed Consolidating Financial Statements - (Continued)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                                                  NON-
                                                  PARENT        GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------------  -------------  ------------- -------------  -------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net Income...............................    $     56,501   $     33,961   $    21,444   $    (55,405)  $     56,501
   Equity in Earnings of Subsidiaries.......         (55,405)            --            --         55,405             --
   Other, Net...............................         (26,237)       (31,261)      (32,727)            --        (90,225)
                                                -------------  -------------  ------------- -------------  -------------
     Net Cash Provided (Used) by Operating
       Activities...........................         (25,141)         2,700       (11,283)            --        (33,724)
                                                -------------  -------------  ------------- -------------  -------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Income Taxes Paid on Disposal of
       Discontinued Operations..............         (62,808)            --            --             --        (62,808)
   Proceeds from Sale of Marketable
       Securities...........................          23,352             --            --             --         23,352
   Acquisition of Businesses, Net of Cash
     Acquired...............................              --         (3,783)     (101,238)            --       (105,021)
   Capital Expenditures for Property, Plant
     and Equipment..........................            (230)       (23,635)      (21,978)            --        (45,843)
   Other, Net...............................             (94)            89           136             --            131
                                                -------------  -------------  ------------- -------------  -------------
     Net Cash Used by Investing Activities..         (39,780)       (27,329)     (123,080)            --       (190,189)
                                                -------------  -------------  ------------- -------------  -------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Borrowings Under Revolving Lines of
     Credit, Net............................          15,000             --        14,472             --         29,472
   Repayments on Term Debt, Net.............              --         (4,876)       (8,842)            --        (13,718)
   (Increase) Decrease in Amounts Due to and
     From Subsidiaries, Net.................        (165,324)        31,038       134,286             --             --
   Other, Net...............................           1,178             --            --             --          1,178
                                                -------------  -------------  ------------- -------------  -------------
     Net Cash Provided (Used) by Financing
       Activities...........................        (149,146)        26,162       139,916             --         16,932
                                                -------------  -------------  ------------- -------------  -------------

Effect of Translation Adjustment on Cash....              --             --           (59)            --            (59)
                                                -------------  -------------  ------------- -------------  -------------

Net Increase (Decrease) in Cash and Cash
   Equivalents..............................        (214,067)         1,533         5,494             --       (207,040)

Cash and Cash Equivalents at Beginning of
   Period...................................         221,275          1,625         1,066             --        223,966
                                                -------------  -------------  ------------- -------------  -------------

Cash and Cash Equivalents at End of  Period.    $      7,208   $      3,158   $     6,560   $         --   $     16,926
                                                =============  =============  ============= =============  =============

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(13)  Condensed Consolidating Financial Statements - (Continued)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                                                  NON-
                                                  PARENT        GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------------  -------------  ------------- -------------  -------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net Income...............................    $     19,169   $      9,367   $    11,848   $    (21,215)  $     19,169
   Net (Income) Loss from Discontinued
     Operations.............................              --         (6,243)           53                        (6,190)
   Equity in Earnings of Subsidiaries.......         (21,215)            --            --         21,215             --
   Other, Net...............................          (9,054)        35,077       (36,469)            --        (10,446)
                                                -------------  -------------  ------------- -------------  ------------
     Net Cash Provided (Used) by Continuing
       Operations...........................         (11,100)        38,201       (24,568)            --          2,533
     Net Cash Used by Discontinued
       Operations...........................              --         (4,082)         (309)            --         (4,391)
                                                -------------  -------------  ------------- -------------  -------------
     Net Cash Provided (Used) by Operating
       Activities...........................         (11,100)        34,119       (24,877)            --         (1,858)
                                                -------------  -------------  ------------- -------------  -------------


CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital Expenditures of Discontinued
     Operations.............................              --        (45,575)           (1)            --        (45,576)
   Acquisition of Businesses, Net of Cash
     Acquired...............................              --        (22,593)      (20,063)            --        (42,656)
   Capital Expenditures for Property, Plant
     and Equipment..........................             (61)        (2,389)      (10,504)            --        (12,954)
   Other, Net...............................              --            487           727             --          1,214
                                                -------------  -------------  ------------- -------------  -------------
     Net Cash Used by Investing Activities..             (61)       (70,070)      (29,841)            --        (99,972)
                                                -------------  -------------  ------------- -------------  -------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Issuance of Common Stock.................         100,893             --            --             --        100,893
   Borrowings (Repayments) Under Revolving
     Lines of Credit, Net...................          20,000           (546)          227             --         19,681
   Repayments on Term Debt, Net.............              --        (11,429)         (270)            --        (11,699)
   (Increase) Decrease in Amounts Due to and
     From Subsidiaries, Net.................        (104,191)        49,545        54,646             --             --
   Other, Net...............................              --         (1,125)          358             --           (767)
                                                -------------  -------------  ------------- -------------  -------------
     Net Cash Provided by Financing Activities        16,702         36,445        54,961             --        108,108
                                                -------------  -------------  ------------- -------------  -------------

Effect of Translation Adjustment on Cash....              --             --           (93)            --            (93)
                                                -------------  -------------  ------------- -------------  -------------

Net Increase in Cash and Cash Equivalents...           5,541            494           150             --          6,185

Cash and Cash Equivalents at Beginning of
   Period...................................             532          1,492           861             --          2,885
                                                -------------  -------------  ------------- -------------  -------------

Cash and Cash Equivalents at End of Period..    $      6,073   $      1,986   $     1,011   $         --   $      9,070
                                                =============  =============  ============= =============  =============

                           EVI, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(13)  Condensed Consolidating Financial Statements - (Continued)

SIGNIFICANT ACCOUNTING POLICIES

      Reclassifications and Restatements

      Certain reclassifications of prior year balances have been made to conform such amounts to corresponding September 30, 1997 classifications. The Condensed Consolidating Financial Statements have been restated to reflect the sale of the Company's Mallard Division on November 11, 1996.

      Elimination Entries

      Revenues and related Cost of Sales by individual category have been presented net of intercompany transactions.

      Other

      Notes 1 through 12 should be read in conjunction with the Condensed Consolidating Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     EVI, Inc. (the "Company") is an international manufacturer and supplier of engineered oilfield tools and equipment. The Company's products are used both for the drilling and production phases of oil and natural gas wells. The Company has achieved significant growth in recent years through a consistent strategy of synergistic acquisitions and internal development. The Company's acquisitions have focused on consolidation and vertical integration, development of complete product lines and technology. The Company's internal growth has focused on technology, product development, manufacturing efficiencies and productivity enhancements.

     The Company's principal products consist of drill pipe and other drilling tools, premium connectors and associated high grade tubulars, marine connectors, packers and completion tools and artificial lift systems. The Company's growth strategy has resulted in the Company becoming the largest manufacturer of drill pipe, drill collars and heavyweight drill pipe in the world, the largest provider of premium tubular connectors in North America and one of the largest providers of artificial lift equipment in the world.

     In November 1997, the Company completed a private placement of $402.5 million principal amount of 5% Convertible Subordinated Preferred Equivalent Debentures (the "Debentures"). The Debentures bear interest at an annual rate of 5% and are convertible at a price of $80 per share of Common Stock, $1.00 par value ("Common Stock"), of the Company beginning 90 days after the last issuance thereof. The Debentures are redeemable by the Company at any time on or after November 4, 2000 at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Company also has the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at anytime when the Company is not in default in the payment of interest.

     During 1997, the Company completed a number of strategic acquisitions directed at an expansion of the Company's drilling products segment and production equipment segment. These acquisitions included (i) Anbert Cilindros S.A.I.C. ("Anbert"), an Argentine manufacturer of sucker rod pumps, in February 1997, (ii) Griffin Legrand ("Griffin"), a Canadian manufacturer of progressing cavity pumps and conventional pump jacks, in March 1997, (iii) TA Industries, Inc. ("TA"), a manufacturer of premium couplings and casing, in April 1997, (iv) XL Holding, Inc. ("XL"), a manufacturer of high performance connectors for marine applications such as conductors, risers and offshore structural components, in August 1997, (v) McAllister Petroleum Services Ltd. ("McAllister"), a Canadian manufacturer of inflatable packers and electronic temperature and pressure instruments, in August 1997, and (vi) various other small acquisitions intended to expand the Company's manufacturing capabilities, geographic scope and breadth of product lines. The acquisition of XL has been accounted for as a pooling of interests. The other acquisitions were accounted for using the purchase method of accounting.

     On October 9, 1997, the Company entered into agreements to acquire Trico Industries, Inc., a U.S. manufacturer and distributor of subsurface reciprocating pumps, sucker rods, accessories and hydraulic lift systems ("Trico"), BMW Pump, Inc., a Canadian manufacturer of progressing cavity pumps ("BMW Pump"), and BMW Monarch (Lloydminster) Ltd., a Canadian distributor of progressing cavity pumps and other oilfield equipment ("BMW Monarch") for a total aggregate cash consideration of approximately $200 million plus assumed debt of approximately $10 million. The acquisitions of Trico, BMW Pump and BMW Monarch are intended to further expand the range of artificial lift products and technology offered by the Company's production equipment segment, expand the Company's manufacturing capabilities of progressing cavity pumps and establish a broader distribution base in Canada. The acquisitions of Trico, BMW Pump and BMW Monarch are subject to various conditions, including the receipt of all necessary governmental approvals, including in the case of Trico, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The BMW acquisition is also contingent upon the acquisition by the Company of Trico. The Company intends to fund the acquisition costs of Trico, BMW Pump and BMW Monarch with a portion of the net proceeds from the recent private placement of $402.5 million principal amount of the Debentures. The Company currently anticipates the closing of the acquisitions of Trico, BMW Pump and BMW Monarch by year end. However, there can be no assurance that the transactions will close or as to the timing thereof.

     The demand for the Company's drilling products is particularly affected by the price of natural gas and the level of oil and natural gas drilling activity, while the demand for the Company's production equipment is directly dependent on oil production activity. Exploration and production activity is affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil producing countries.

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

     The Company currently expects that 1997 and 1998 results will continue to benefit from strong tubular products sales and favorable operating results from the 1996 and 1997 acquisitions. Results, however, will be dependent on market conditions and demand for drill pipe and other tubular products. Accordingly, there can be no assurance as to future results or profitability.

     At the Company's annual shareholders meeting on May 6, 1997, the shareholders approved a two-for-one stock split of the Company's Common Stock effected through a stock dividend and a related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the Company's Common Stock from 40 million shares to 80 million shares. The record date for the two-for-one stock split was May 12, 1997. As a result of the stock split, all stock and per share data contained herein have been restated to reflect the effect of the two-for-one stock split. The shareholders of the Company approved the proposed amendment to the Company's Restated Certificate of Incorporation to change the name of the Company from "Energy Ventures, Inc." to "EVI, Inc."

RESULTS OF OPERATIONS

     General

     Income from continuing operations for the third quarter of 1997 was $23.1 million, or $0.50 per share, on revenues of $236.8 million compared to income from continuing operations for the third quarter of 1996 of $6.9 million, or $0.16 per share, on revenues of $134.4 million. Income from continuing operations for the nine months ended September 30, 1997, was $56.5 million, or $1.23 per share, on revenues of $612.9 million compared to income from continuing operations for the nine months ended September 30, 1996, of $13.7 million, or $0.35 per share, on revenues of $323.6 million. The increases in revenues and income from continuing operations reflect the continuing strength in the Company's markets and the effect of recent acquisitions. Results for the nine months ended September 30, 1997, also include a one-time pre-tax gain of $3.4 million from the second quarter sale of the Parker Drilling Company ("Parker") common stock received in the Company's November 1996 disposition of its contract drilling division to Parker.

     Net income for the third quarter of 1997 was $23.1 million, or $0.50 per share, compared to $9.8 million, or $0.23 per share, for the third quarter of 1996. Included in net income for the third quarter of 1996 is $2.8 million, or $0.07 per share, from discontinued operations relating to the Company's Mallard contract drilling division that was sold in November 1996. Net income for the nine months ended September 30, 1997 was $56.5 million, or $1.23 per share, compared to $19.2 million, or $0.49 per share, for the nine months ended September 30, 1996 which included $6.2 million, or $0.16 per share, relating to the Company's discontinued operations of the Mallard division and an extraordinary charge, net of taxes, of $731,000, or $0.02 per share for debt termination costs.

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Drilling Products Segment

     The Company's drilling products segment reported revenues and operating income of $169.5 million and $34.6 million, respectively, for the three months ended September 30, 1997, up from $99.5 million and $13.9 million, respectively, for the three months ended September 30, 1996. These improvements were primarily due to increased demand for drill pipe and other drilling tools, continued strength in premium tubular activity and the Company's third quarter acquisition of XL, a manufacturer of marine connectors. The continued increase in demand for drill pipe reflected higher domestic and international drilling activity, in particular offshore drilling. Premium tubular revenues increased to approximately $80 million during the third quarter of 1997 up from approximately $52 million for the third quarter of 1996. The increase in premium tubular revenues reflects continued strong demand in the Gulf of Mexico and the April 1997 acquisition of TA. The Company also benefited from increased pricing on the Company's products and reduced costs associated with the expansion of the Company's Mexico tool joint facility.

     Production Equipment Segment

     The Company's production equipment segment reported revenues and operating income of $67.2 million and $7.2 million, respectively, for the three months ended September 30, 1997, up from $34.8 million and $2.4 million, respectively, for the three months ended September 30, 1996. These improvements are due primarily to the Company's acquisitions of Arrow Completion Systems ("Arrow") in 1996 and Anbert, Griffin and McAllister in 1997. The increase in operating income reflects the benefits of these acquisitions as well as improvements in the segment's domestic cost structure. In addition, the Company continues to benefit from strong growth in the Canadian and South American markets, in particular for the Company's Corod and progressing cavity pump product lines.

     Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 71% to approximately $25.1 million in the third quarter of 1997 from approximately $14.7 million in the third quarter of 1996. The increase in 1997 was primarily attributable to the Company's significant internal growth and the 1997 and 1996 acquisitions. Selling, general and administrative expenses as a percent of revenues, however, declined from 10.9% to 10.6%

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Drilling Products Segment

     Revenues and operating income for the drilling products segment were $439.4 million and $82.0 million, respectively, for the nine months ended September 30, 1997, up from $229.0 million and $31.7 million, respectively, for the nine months ended September 30, 1996. The increased revenues were attributable to a combination of increased demand and volume of drill pipe and premium tubular products and higher sales prices of drill pipe and premium tubulars. Results for the nine months of 1997 benefited from reduced costs associated with the expansion of the Company's Mexico facility. The increase in sales of premium tubular products was primarily attributable to improved market conditions in deep offshore exploration and production activity, and the operating results of the Company's 1996 and 1997 acquisitions.

     The Company substantially completed the closing of its Bastrop, Texas tool joint manufacturing facility in the second quarter of 1997. In the fourth quarter of 1996, the Company had accrued $1.5 million for exit costs to be incurred in 1997. As of June 30, 1997, the Company had incurred substantially all charges related to the closing of this facility.

     Production Equipment Segment

     Revenues and operating income for the production equipment segment were $173.5 million and $15.6 million, respectively, for the nine months ended September 30, 1997, up from $94.7 million and $6.1 million, respectively, for the nine months ended September 30, 1996. The increase in sales and operating income for the nine months ended September 30, 1997 were primarily attributable to 1996 and 1997 acquisitions and increased sales of the Company's Corod and progressing cavity pump product lines.

     The Company substantially completed the closing of its Arlington, Texas packer manufacturing facility in the second quarter of 1997. In the fourth quarter of 1996, the Company had accrued $0.5 million for exit costs to be incurred in 1997. As of June 30, 1997, the Company had incurred substantially all charges related to the closing of this facility.

     Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 64% to approximately $67.7 million in the nine months ended September 30, 1997 from approximately $41.3 million in 1996. The increase in 1997 was primarily attributable to the Company's internal growth and the 1997 and 1996 acquisitions. Selling, general and administrative expenses as a percent of revenues, however, declined from 12.8% to 11%.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company completed a private placement of $402.5 million principal amount of the Debentures. The net proceeds to the Company after the expenses from the sale were approximately $390.6 million. The Debentures bear interest at an annual rate of 5% and are convertible at a price of $80 per share of Common Stock of the Company beginning 90 days after the last issuance thereof. The Debentures are redeemable by the Company at any time on or after November 4, 2000 at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company.

     At September 30, 1997, the Company had cash and cash equivalents of approximately $16.9 million compared to $224.0 million at December 31, 1996. The reduction in cash and cash equivalents since December 31, 1996, was primarily attributable to the payment by the Company of taxes on the 1996 sale of its Mallard contract drilling division and the reinvestment by the Company of the net proceeds from the sale of acquired businesses and assets, including additional working capital associated with such businesses and increased business activity.

     In April 1997, the Company sold its investment in Parker common stock pursuant to a public offering effected by Parker. The net proceeds received by the Company were approximately $23 million.

     The Company currently has working capital facilities providing for up to $152.6 million in borrowings. At September 30, 1997, the Company had outstanding $32.4 million in borrowings under these facilities compared to $2.9 million at December 31, 1996. In addition, the Company had outstanding approximately $5.4 million and $10.1 million in letters of credit at September 30, 1997, and December 31, 1996, respectively. In November 1997, the Company repaid all of its outstanding borrowings under its U.S. working capital facilities with a portion of the net proceeds from the issuance and sale of the Debentures. The Company also obtained a release of all collateral pledged under its U.S. working capital facility and is in the process of renegotiating the terms thereof in light of the growth in the Company's businesses and changes to the Company's capital structure. The Company's Canadian facility is subject to borrowing base requirements relating to accounts receivable and inventory securing the borrowings. Borrowings under the Company's working capital facilities bear interest at variable rates and contain customary affirmative and negative covenants relating to working capital, earnings and net worth. These facilities also impose limitations on the Company's and its subsidiaries' use of funds for future acquisitions and capital expenditures, the incurrence of additional debt and other operational matters and certain expenditures, as well as limitations on the declaration and payment of cash dividends by the Company.

     The Company currently has outstanding $120 million of 10 1/4% Senior Notes due 2004 (the "Senior Notes") with semi-annual interest payments in March and September. The Senior Notes were issued pursuant to the terms of an Indenture dated March 15, 1994. Certain subsidiaries of the Company have unconditionally guaranteed the Company's obligations under the Senior Notes. The Indenture relating to the Senior Notes contains various customary affirmative and negative covenants. The Indenture also limits, based on a specific formula, the ability of the Company and certain of its subsidiaries to pay dividends and make other distributions. The Company currently expects to commence an offer to acquire the Senior Notes during the fourth quarter of 1997. The Company also intends to seek an amendment to the Indenture relating to the Senior Notes to eliminate substantially all the material non-payment covenants in the Indenture. The acquisition of the Senior Notes and amendment to the Indenture are expected to result in a one-time charge during the fourth quarter of approximately $9.8 million, net of taxes, for the early extinguishment of debt.

     The Company also intends to utilize approximately $200 million of the net proceeds from the sale of the Debentures to fund the acquisition of Trico, BMW Pump and BMW Monarch.

     The Company's current sources of capital are its current cash, including the cash received on the sale of the Debentures, cash generated from operations and borrowings under its working capital lines of credit. The Company believes that current reserves of cash and short-term investments, access to existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of its current and future operations. The Company is continually reviewing acquisitions in its markets. Depending upon the size, nature and timing of an acquisition, additional debt or equity may be utilized.

ACQUISITIONS

     On October 9, 1997, the Company entered into an agreement to acquire Trico from PACCAR Inc for cash consideration of $105 million, subject to adjustments for changes in the net assets from August 31, 1997, to the date of closing. Trico also owns a 30% interest in BMW Monarch. The Company's acquisition of Trico is subject to various conditions, including the receipt of all necessary governmental consents and approvals and the expiration of all applicable waiting periods, and is expected to be funded with a portion of the net proceeds from the Debentures.

     On October 9, 1997, the Company entered into an agreement to acquire all of the outstanding shares of BMW Monarch not owned by Trico and all of the outstanding shares of BMW Pump for an aggregate cash consideration of Canadian $130 million, subject to adjustments for changes in the net assets of BMW Pump and BMW Monarch from March 31, 1997, to the date of closing The acquisitions of BMW Monarch and BMW Pump are subject to various conditions, including the closing of the Company's acquisition of Trico and the receipt of all necessary governmental consents and approvals and the expiration of all applicable waiting periods. The acquisitions of BMW Monarch and BMW Pump are expected to be funded with a portion of the net proceeds from the Debentures.

     On August 25, 1997, the Company completed the acquisition of XL for consideration of $45 million in Common Stock. On August 8, 1997, the Company completed its acquisition of McAllister for approximately $25 million. On April 14, 1997, the Company acquired TA for a total consideration, including assumed debt, of approximately $64 million. On March 14, 1997, the Company acquired Griffin for total cash consideration of approximately $21 million. On February 13, 1997, the Company acquired Anbert for approximately $8 million. The Company has also effected various other 1997 acquisitions for the nine months ended September 30, 1997 and subsequent to September 30, 1997, for a total consideration of approximately $9.1 million and $4.6 million, respectively. The acquisition of XL was accounted for as a pooling of interests. All other 1997 acquisitions were accounted for using the purchase method of accounting.

     On May 1, 1997, the Company acquired GulfMark International, Inc. ("GulfMark") pursuant to a merger in which approximately 4.4 million shares of Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in the transaction consisted of approximately 4.4 million shares of the Company's Common Stock, an erosion control company and certain other miscellaneous assets. Because the number of shares of Common Stock issued in the GulfMark acquisition approximated the number of shares of Common Stock held by GulfMark prior to the acquisition, the GulfMark acquisition had no material effect on the outstanding number of shares of Common Stock or equity of the Company.

CAPITAL EXPENDITURES AND OTHER

     Capital expenditures by the Company during the nine months ended September 30, 1997, totaled approximately $45.8 million and were primarily related to plant expansions in Canada, equipment upgrades and Corig purchases. Ongoing routine capital expenditures for the remainder of 1997 are estimated to be approximately $10 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and, if desirable, borrowings under existing lines of credit and other facilities. Following the completion of the expansion of the Vera Cruz, Mexico tool joint manufacturing facility, the Company recorded the remaining obligation of $37 million under its lease to reflect the current terms thereof.

     In 1997, the Company began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to be material.

CHANGE IN ACCOUNTING STANDARDS

     In 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings Per Share, which replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share. The Company intends to adopt SFAS No. 128 in the fourth quarter of 1997. Assuming the adoption of SFAS No. 128 for the three months ended September 30, 1997, basic and diluted earnings per share would be $.50 per share and $.49 per share, respectively. Basic and diluted earnings per share for the nine months ended September 30, 1997 would be $1.23 and $1.20 per share, respectively.

FORWARD-LOOKING STATEMENTS

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

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world-wide political stability and economic growth, including currency fluctuations, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans and manufacturing consolidations and restructurings, changes in the market for the Company's drilling tools and other products, performance issues with key suppliers and subcontractors, the ability of the Company to maintain price increases and market shares, raw material costs changes, collective bargaining labor disputes, regulatory uncertainties and legal proceedings. Future results will also be dependent upon the ability of the Company to continue to identify and complete successful acquisitions at acceptable prices, integrate those acquisitions with the Company's other operations and penetrate existing and new markets. Many of these factors are described in greater detail in the Company's Form 10-K, as amended, for the year ended December 31, 1996, Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, and Current Reports on Form 8-K dated December 10, 1996, as amended on January 23, 1997, March 17, 1997, April 25, 1997, May 1, 1997, August 25, 1997, October 20,
1997, as amended on October 21, 1997, October 24, 1997, November 5, 1997, and November 12, 1997.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     At EVI, Inc.'s (the "Company") annual stockholders meeting on May 6, 1997, the stockholders approved a two-for-one stock split of the Company's common stock, $1.00 par value (the "Common Stock"), through a stock dividend and a related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the Company's Common Stock from 40 million shares to 80 million shares. The record date for the two-for-one stock split was May 12, 1997. As a result of the stock split, all stock and per share data contained herein has been restated to reflect the effect of the two-for-one stock split.

     On November 3, 1997, pursuant to the provisions of the Placement Agreement dated October 28, 1997 (the "Placement Agreement"), by and among the Company, Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Lehman Brothers Inc., Prudential Securities Incorporated and Schroder & Co. Inc. (collectively, the "Initial Purchasers"), the Company issued and sold to the Initial Purchasers in a private placement an aggregate principal amount of $402.5 million of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures"). The Initial Purchasers resold the Debentures to various qualified institutional investors, accredited investors and foreign investors in transactions exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to Rule 144A and Regulation S thereunder.

         The Debentures (i) mature on November 1, 2027, (ii) bear interest at an annual rate of 5% payable on February 1, May 1, August 1 and November 1 of each year, commencing February 1, 1998, (iii) are convertible at any time after 90 days following the latest date of original issuance of the Debentures at a conversion price of $80 per share of Common Stock, (iv) are redeemable by the Company at any time on or after November 4, 2000 at redemption prices set forth in the Supplemental Indenture relating to the Debentures, and (v) are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The terms of the Debentures are more fully described in the Indenture dated as of October 15, 1997 (the "Indenture"), between the Company and The Chase Manhattan Bank, as Trustee, as supplemented by the First Supplemental Indenture dated as of October 28, 1997 (the "Supplemental Indenture"), which such Indenture and Supplemental Indenture are hereby incorporated herein by reference.

         Pursuant to a Registration Rights Agreement dated November 3, 1997, between the Company and the Initial Purchasers, the Company has agreed to file with the Securities and Exchange Commission within 90 days of the latest date of original issuance of the Debentures, to use its reasonable best efforts to cause to be declared effective within 180 days following the latest date of original issuance of the Debentures, a registration statement with respect to the resale of the Debentures and the underlying Common Stock. The Company will be required to pay liquidated damages to the holders of the Debentures or the underlying Common Stock under certain circumstances if the Company is not in compliance with its registration obligations. The terms and provisions of the Registration Rights Agreement are more fully described in the Registration Rights Agreement which is hereby incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:                                                                     Page

           2.1 Agreement and Plan of Merger dated as of July 16, 1997 as amended, by and among XLS Holding, Inc., a Texas corporation, EVI, Inc., a Delaware corporation, and GPXL, Inc., a Texas corporation (incorporated by reference to Exhibit 2.1 to Form
                  8-K, File 1-13086, dated August 25, 1997).

           2.2    Stock Purchase Agreement dated as of October 9, 1997, between
                  EVI, Inc. and PACCAR Inc. (incorporated by reference to
                  Exhibit 2.1 to Form 8-K, File 1-13086, dated October 20,
                  1997).

           2.3 Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of BMW Pump Inc., the shareholder of Makelki
                  Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta Ltd., the shareholders of 391862 Alberta Ltd. and EVI, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, dated October 20,
                  1997).

           4.1    Indenture dated as of October 15, 1997, between EVI,
                  Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K , File 1-13086, dated
                  November 5, 1997).

           4.2 First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee
                  (including form of Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File 1-13086, dated November 5,
                  1997).

           4.3    Third  Supplemental  Indenture by and among EVI, Inc., Ercon,
                  Inc. and The Chase Manhattan Bank, as trustee, dated effective as of May 1, 1997 (incorporated by reference to Exhibit 99.2 to Form 8-K, File 1-13086, dated October 24,
                  1997).

           4.4    Fourth Supplemental Indenture by and among EVI, Inc., XLS
                  Holding, Inc., XL Systems, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of August 25, 1997
                  (incorporated by reference to Exhibit 99.3 to Form 8-K, File
                  1-13086, dated October 24, 1997).

          27.1    Financial Data Schedule..............................................     27

          99.1 Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated,
                  Donaldson, Lufkin & Jenrette Securities Corporation, Credit
                  Suisse First Boston Corporation, Lehman Brothers Inc.,
                  Prudential Securities Incorporated and Schroder & Co. Inc.
                  (incorporated by reference to Exhibit 99.1 to Form 8-K, File
                  1-13086, dated November 5, 1997).

      (b)  Reports on Form 8-K:



           (1) Current Report on Form 8-K dated August 25, 1997 reporting the acquisition of all the capital stock of XLS Holding, Inc.
                  on August 25, 1997.

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

Date:  November 13, 1997

                               INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------
           2.1    Agreement and Plan of Merger dated as of July 16, 1997 as
                  amended, by and among XLS Holding, Inc., a Texas corporation,
                  EVI, Inc., a Delaware corporation, and GPXL, Inc., a Texas corporation (incorporated by reference to Exhibit 2.1 to Form
                  8-K, File 1-13086, dated August 25, 1997).

           2.2    Stock Purchase Agreement dated as of October 9, 1997, between
                  EVI, Inc. and PACCAR Inc. (incorporated by reference to
                  Exhibit 2.1 to Form 8-K, File 1-13086, dated October 20,
                  1997).

           2.3 Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of BMW Pump Inc., the shareholder of Makelki
                  Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta Ltd., the shareholders of 391862 Alberta Ltd. and EVI, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, dated October 20,
                  1997).

           4.1    Indenture dated as of October 15, 1997, between EVI,
                  Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K , File 1-13086, dated
                  November 5, 1997).

           4.2 First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and the Chase Manhattan Bank, as Trustee
                  (including form of Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File 1-13086, dated November 5,
                  1997).

           4.3    Third  Supplemental  Indenture by and among EVI, Inc., Ercon,
                  Inc. and The Chase Manhattan Bank, as trustee, dated effective as of May 1, 1997 (incorporated by reference to Exhibit 99.2 to Form 8-K, File 1-13086, dated October 24,
                  1997).

           4.4    Fourth Supplemental Indenture by and among EVI, Inc., XLS
                  Holding, Inc., XL Systems, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of August 25, 1997
                  (incorporated by reference to Exhibit 99.3 to Form 8-K, File
                  1-13086, dated October 24, 1997).

          27.1    Financial Data Schedule......................................

          99.1 Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated,
                  Donaldson, Lufkin & Jenrette Securities Corporation, Credit
                  Suisse First Boston Corporation, Lehman Brothers Inc.,
                  Prudential Securities Incorporated and Schroder & Co. Inc.
                  (incorporated by reference to Exhibit 99.1 to Form 8-K, File
                  1-13086, dated November 5, 1997).