Form 10-K405
period 1997-12-31
EVI INC
filed 1998-03-27
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission file number 1-13086

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1998, was $2,042,322,630, based upon the closing price on the New York Stock Exchange as of such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Title of Class                              Outstanding at March 10, 1998
      --------------                              -----------------------------
Common Stock, $1.00 Par Value                               47,784,619

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III, Items 10, 11, 12 and 13, will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

PART I

ITEM 1.  BUSINESS

   GENERAL

     EVI, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is an international manufacturer and supplier of engineered oilfield tools and equipment. The Company's products are used for the drilling, completion and production phases of oil and natural gas wells. The Company has grown substantially through the years through a process of selected acquisitions and internal development designed to take advantage of the consolidation in the oil and gas service industry. Acquisitions have focused on the acquisitions of named brand products, the development of complete product lines and savings through consolidation. International development has focused on product development and geographic deployment.

     The Company's product lines are divided into a drilling products segment consisting of drill pipe, premium tubulars and marine connectors, and a production equipment segment consisting of completion and artificial lift equipment. The Company's principal products consist of drill pipe and drilling tools, premium connectors and associated high grade tubulars, marine connectors, packers and completion tools and artificial lift systems. The Company's growth strategy has resulted in the Company becoming the largest manufacturer of drill pipe in the world, the largest provider of premium tubular connectors in North America and one of the largest providers of artificial lift equipment in the world. The production equipment segment designs, manufactures and services artificial lift and completion equipment. To the Company's knowledge, none of its competitors has as broad a product line of artificial lift equipment.

   RECENT DEVELOPMENTS

     On March 4, 1998, the Company entered into an Agreement and Plan of Merger with Weatherford Enterra, Inc. ("Weatherford") providing for the merger of Weatherford with and into the Company pursuant to an expected tax free merger (the "Merger") in which the stockholders of Weatherford will receive 0.95 of a share of the Company's common stock, $1.00 par value ("Common Stock"), in exchange for each outstanding share of Weatherford common stock, $0.10 par value ("Weatherford common stock"). The Company will be the surviving corporation and will be renamed EVI Weatherford, Inc.

     Weatherford is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. Weatherford operates in three industry segments consisting of oilfield services, oilfield products and gas compression. The acquisition of Weatherford is being proposed to further the Company's strategy of taking advantage of opportunities in the oilfield service industry, more particularly its well construction and production life cycle segments. The Company believes that the combination of the Company's broad range of completion and artificial lift products with Weatherford's international oilfield service infrastructure and reputation should provide the combined entity with a firm foundation for growth. The Merger also is being pursued by the Company to (i) provide the Company with a greater and more diversified line of products and services to serve its customers' needs, (ii) expand the Company's international presence and (iii) provide the Company with benefits through product leveraging and consolidation savings.

     The Weatherford Merger is subject to various conditions, including approval by the stockholders of both the Company and Weatherford and the receipt of all required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Merger will close, the Company currently anticipates that the Merger will be consummated shortly after the receipt of such regulatory approvals and the approval of the Merger by the stockholders of the Company and Weatherford.

   DRILLING PRODUCTS SEGMENT

     The Company's drilling products are comprised of drill pipe and drilling tools, premium connectors and associated high grade tubulars and marine connectors provided through its Grant Prideco drilling products segment. Grant Prideco manufactures and markets three separate and distinct product lines: (i) drill pipe and related drilling products, (ii) the Atlas Bradford(TM) and TCA(R) lines of premium tubulars and premium engineered connections and (iii) XL marine connectors and related accessories.

     Grant Prideco operates through 22 manufacturing facilities, with 16 in the U.S. and one location each in Canada, Scotland, Singapore, India, (through an exclusive manufacturing arrangement with Oil Country Tubular Limited ("OCTL")), the Netherlands and Mexico. Grant Prideco also has over 90 worldwide licensed manufacturing and repair locations. Grant Prideco markets its product lines through ten technical support sales offices and a worldwide network of agents and suppliers.

     Grant Prideco's products are designed and engineered for high performance applications. Drill pipe, as well as drill collars, heavy weights and kellys, serve as the principal mechanical drilling tools used to drill an oil or natural gas well. These products constitute all components of the drill stem used to drill a well from the rig to the drill bit. Grant Prideco's production tubulars are primarily premium tubing, casing and connections. Grant Prideco is the largest manufacturer and supplier of drill pipe in the world and the largest manufacturer of premium tubulars in North America.

     Drill Pipe. Drill pipe is manufactured within specific metallurgical and engineering guidelines to meet stringent requirements necessary for its use in the drilling of oil and natural gas wells. Drill pipe must be designed and manufactured to provide a reliable connection from the drilling rig to the drill bit thousands of feet below the surface. Grant Prideco's drill pipe product line consists primarily of specialty pipe that is marketed under the H-Series trade name. Grant Prideco owns a number of patents on tool joint design and drill pipe manufacturing processes and has licensed a number of foreign drill pipe manufacturers to use Grant Prideco's H-Series patents and technologies. The demand for the Company's drill pipe is dependent on the level of domestic and international drilling activity, which in turn is affected by prevailing oil and natural gas prices. In recent years, demand for these products has substantially increased as a result of a reduction in worldwide inventory of used drill pipe and related equipment. Demand has also grown due to the increase in directional, deep and horizontal drilling activities. These methods of drilling increase the wear on drill pipe and related tools. This trend significantly heightens performance requirements and in turn increases the need for the technological capabilities of the Company's products.

     Customers for drill pipe and other drilling tools consist primarily of major oil and natural gas companies and drilling contractors who consider drill pipe to be a material portion of their overall drilling costs. Accordingly, purchasing decisions are sensitive to price, quality, operational needs and fluctuations in oil and natural gas prices.

     Drill Collars and Heavyweights. Drill collars are the components of the drill stem generally located directly above the drill bit in a vertical well. A drill collar is machined from a solid steel bar and is used to provide weight on the drill bit. Grant Prideco's heavyweight drill pipe is a seamless tubular product that is less rigid than a drill collar and provides a transitional zone between the drill collar in a vertical well and the more flexible drill pipe. Heavyweight drill pipe also serves to apply weight to the drill bit in a directional well.

     Premium Tubulars and Connections. Grant Prideco's premium tubular product line consists of premium tubing, liner, casing and premium engineered connections that are used for the production of oil and natural gas in harsh downhole environments. Typically harsh conditions are found in offshore and deep natural gas wells, where pressure, temperature and corrosive elements are extreme. The need for premium products particularly applies to deep water wells. The term "premium" refers to seamless tubulars with high alloy chemistry, specific molecular structure and highly engineered connections. Although all aspects of premium tubulars have high engineering specifications, the connections have the most critical technological criteria.

     The Company's premium tubulars, whether casing or tubing, are designed and engineered to withstand deep, high pressure, high temperature and highly corrosive well environments. Premium tubulars are generally used in deep natural gas and offshore wells. The product line is marketed under the trade names Atlas Bradford(TM) and TCA(R) and utilizes a number of proprietary and patented processes for threading and manufacturing premium tubulars. Atlas Bradford was a pioneer in the development of high performance connections for premium tubulars. The Company's premium engineered connections are marketed in conjunction with Grant Prideco's premium tubular product lines in order to provide its customers with a complete product. Premium tubulars, like the lower performance variety known as API tubulars, are made up of casing and tubing. These products line the walls of a wellbore and serve as a conduit for hydrocarbons up the wellbore, as well as maintain the integrity of a wellbore. The Company manufactures a wide range of sizes and types of premium casing. Grant Prideco's casing products include larger outside diameter, high performance seamless casing for critical service applications.

     Marine Connectors. The Company added a full line of marine connectors and related products in 1997. The Company's marine connector product line consists of downhole conductors for offshore applications. Conductors are used to define the original architecture of an offshore well and support subsea wellhead equipment. The Company believes that its XLS(TM) and XLC(TM) technologies have unique technological capabilities for reliability, cost effectiveness and operational timesaving features. The market for marine connectors is dependent on the industry's offshore activity and, like the demand for the Company's premium tubular product lines, is substantially dependent on the development of the deep water drilling market.

     Sales and Backlog. Total sales of drill pipe, which have in recent years represented the largest part of sales in the drilling products segment, for the years ended December 31, 1997, 1996 and 1995 were $249.7 million, $156.5 million, $87.2 million, respectively, representing approximately 28%, 33%, and 32% of the Company's total sales, respectively. The sales backlog for drill pipe and other drilling and tubular products at December 31, 1997, totaled approximately $360.0 million, approximately 90% of which is expected to be shipped during 1998 and the remaining backlog in the first quarter of 1999.

     Competition. Competition for the Company's drilling and tubular products is based on price, quality and service. The market for the Company's drill pipe is essentially worldwide and the Company competes with four large international and domestic manufacturers, some of whom are licensees of the Company, various smaller foreign and domestic fabricators and various manufacturers in China and the Commonwealth of Independent States ("CIS"). Other large domestic and international manufacturers not currently in the market also have the ability to compete with the Company. Market conditions for drill pipe have significantly improved over the past two years with the decline in excess inventories of used pipe and the associated increase in demand for new drill pipe. This improvement has resulted in higher sales, prices and margins.

     In the U.S., the Company competes with four major manufacturers of premium tubulars and connections. Competitors include large domestic and foreign corporations and small specialty manufacturers. Internationally, the Company competes with five manufacturers of premium tubulars and connections. Many of the Company's competitors have greater financial resources than the Company.

     The market for premium casing is limited to some extent by transportation costs. As a result, the Company's sales of these products have primarily been concentrated in North and South America. The Company's exclusive manufacturing arrangement with OCTL has added the Eastern Hemisphere markets to the Company's markets for casing. The Company currently competes with four large manufacturers for engineered premium connections and with the integrated steel mills and various other large providers for semifinished casing. Casing may also be manufactured by the integrated steel mills that provide the green tubing for the tubular products manufactured by the Company.

     Raw Materials. The Company uses plain-end green steel tubing stock and forging billets as raw material in the manufacturing of drill pipe, casing and premium tubing. The primary raw material for drill collars is solid steel bars. Heavyweight drill pipe is manufactured from heavy walled tubular products. The Company's suppliers are major domestic and international steel mills. The Company has established relations with several domestic and foreign mill sources that provide a competitive availability of green tubing stock supplies. A disruption in supply from these mills could result in delays in manufacturing as alternative sources of supply are secured.

     Facilities. The Company's drill pipe and premium tubulars are manufactured at 13 locations in Texas, two locations in Louisiana and one location each in Oklahoma, Canada, Scotland, Mexico, the Netherlands, Singapore and (through
OCTL) India. The Company continues to focus on product development and manufacturing efficiencies. The Company also has sales offices in Houston and Dallas, Texas; New Orleans, Louisiana; Abu Dhabi, United Arab Emirates; Aberdeen, Scotland; Moscow, Russia; Caracas, Venezuela; The Hague, The Netherlands; Kuala Lumpur, Malaysia; Shanghai, China; and Calgary and Edmonton, Canada.

     Customers. The customers for the Company's drilling and other tubular products include both domestic and international oil and natural gas companies, drilling contractors and distributors of oilfield supplies. Because the Company's drilling and other tubular products are designed primarily for drilling and production in deep wells and harsh environments, they are generally used in connection with the exploration and production of natural gas and international exploration. Accordingly, sales of these products are sensitive to fluctuations in the price outlook for natural gas and related levels of exploration activity.

   PRODUCTION EQUIPMENT SEGMENT

     The Company's EVI Oil Tools division designs, manufactures and services artificial lift and completion tools. The Company's artificial lift product line consists of rod lift, progressing cavity lift, hydraulic lift and gas lift equipment. This product line utilizes patented and proprietary technology and is fully integrated from the downhole tools to the above ground equipment. To the Company's knowledge, none of its competitors has as broad a product line of artificial lift equipment. The Company's completion products include a full line of packers, completion systems, flow control equipment, inflatable packers and well screens and service tools. EVI Oil Tools provides products and services in 124 locations in the U.S., 80 locations in Canada, nine locations in Argentina, four locations in Venezuela, five locations in Brazil, two in the United Kingdom and one location each in Ecuador, Barbados, Russia, France, Singapore, Indonesia and Austria.

     Artificial Lift. The Company's artificial lift equipment includes a complete line of downhole pumps, sucker rods, surface pump drive units, hydraulic lifts, gas lift equipment and progressing cavity pumps. The Company's downhole pumps consist of both progressing cavity pumps and rod pumps. The Company's sucker rod line is comprised of both traditional sucker rods and the Company's unique patented continuous sucker rod. The Company's surface drive pumping units consist of the Company's unique RotaFlex(R) mechanical, long-stroke surface drive pump unit, Rotalift drive heads and traditional pumpjacks. With the acquisition of Trico Industries, Inc. ("Trico") in December 1997, the Company added over 45 distribution centers in the U.S. servicing rod pumps and sucker rod product lines. The Company believes that EVI Oil Tools is among the largest manufacturers of rod lift equipment in the world and provides the only integrated product line in this class of lift from the above-ground equipment to the tools submersed in the producing reservoir.

     Artificial lift is used for recovering oil from maturing fields that lack sufficient pressure to flow under their own power. Artificial lift technologies include rod lift, electrical submersible lift, gas lift and hydraulic lift. The Company's artificial lift equipment emphasizes rod lift products and utilizes various proprietary and patented technology. Rod lift is a form of artificial lift technology in which oil is recovered through a suction process utilizing an above ground drive system connected to sucker rods to a downhole pump placed in the reservoir. Rod lift is particularly suited for oil wells with depths of up to 10,000 feet or production rates of 1,000 barrels per day. The Company currently estimates that rod lift represents approximately 50% of the total artificial lift market in the world. Gas lift is generally the desirable form of artificial lift when natural gas is produced with oil or is available from nearby wells for injection.

     The Company's downhole pumps consist of progressing cavity pumps and reciprocating pumps. Progressing cavity pumps lift oil by using a rotating motion and elastomer lined cavities. Reciprocating pumps lift oil by using a vertical motion and a set of mechanical valves. Both types of pumps are connected to the above ground pump drive system by either traditional coupled rods or the Company's continuous sucker rods. The Company produces a complete line of progressing cavity pumps using proprietary hydraulic gear boxes and patented vertical electric drives. The Company's progressing cavity pumps are particularly suited for shallow to medium wells with high volumes of produced water, low gravity crude or sandy conditions. In December 1997, the Company acquired BMW Pump, Inc. ("BMW Pump") and BMW Monarch (Lloydminster) Ltd. ("BMW Monarch"). BMW Pump expanded the Company's line of progressing cavity pumps and allowed for consolidation of the Company's and BMW Pump's manufacturing and engineering operations. The Company is currently in the process of consolidating BMW Monarch's marketing and servicing operations in Canada with the Company's previously existing operations. In December 1996, the Company entered into a license and technology transfer agreement with Netzsch-Mohnopumpen Betelieligungs GMBH & CO. KG ("Netzsch") pursuant to which the Company was provided with an exclusive license to manufacture in Canada rotors and stators utilizing technology currently owned by Netzsch. This transfer also included assistance in the design and construction of a new manufacturing facility for progressing cavity pumps in Canada, which is expected to commence operations in the second quarter of 1998.

     With the acquisition of Trico, the Company added a full line of hydraulic lift systems to its line of artificial lift products. Hydraulic lift is a specialty technology that addresses high volume wells typically in deviated configurations. Trico is the largest manufacturer of hydraulic lift systems in the world, and Trico's hydraulic lift technology further enhances the Company's ability to provide its clients with a complete line of artificial lift solutions.

     The Company manufactures three types of above ground pump drive systems, the Company's unique patented RotaFlex(R) system, the traditional pumpjack system and Rotalift drive heads. RotaFlex(R) is a 100% mechanical, long-stroke surface drive pump unit that is used to artificially lift oil from deep or high volume wells as opposed to low volume stripper wells. The Company believes that the RotaFlex(R) system is over 20% more efficient than the traditional pumpjack system that is used for lower volume wells. The Company also manufactures traditional pumpjack units for lower volume wells through its Griffin Legrand and Ampscot units, the product lines of which are in the process of being consolidated. Rotalift drive heads are used in conjunction with progressing cavity pumps. The Company's RotaFlex(R) system and traditional pumpjack systems compete with the traditional pumping units primarily manufactured by Lufkin Industries. The Company believes it is the second largest manufacturer of above ground pump drive systems in the world.

     The Company's sucker rods consist of both traditional sucker rods, which require a coupling every 25 to 30 feet, and the Company's unique continuous sucker rod. A sucker rod is an integral part of a rod pump system and is used to connect the surface drive unit of an oil well, such as the Company's RotaFlex(R) system or a traditional pumpjack drive system, to a subsurface pump.

     In January 1998, the Company acquired Taro Industries Limited ("Taro"). This acquisition further enhanced the Company's line of artificial lifting technology, through the addition of expertise in the areas of memory probes and optimizers, both hardware and software. These products are critical to providing well automation for artificial lift. The Company is utilizing this technology in conjunction with its McAllister and Northlander variable speed drive technology and equipment to develop an "intelligent" artificial lift system and more particularly an automated progressing cavity pump.

     Completion Equipment. EVI Oil Tools' completion products are used in the completion phase and throughout the production life of oil and gas wells. The Company's completion line includes packers, completion systems, flow control equipment, inflatable packers, well screens and service tools. The Company's completion product line has been significantly expanded with the Company's Arrow Completion Systems ("Arrow") and its recent addition of McAllister lines of completion products. The recent acquisition of Houston Well Screen provided the Company with a complete line of downhole sand control screens. The scope of the Company's product line allows it to cover a large range of complex completion and production needs.

     Packers are used in the completion and production of oil and gas wells. Packers maintain the separation between productive zones and seal off the space between the tubing and casing. EVI Oil Tools' flow control equipment and service tools are used for a variety of applications from the initial completion of an oil or natural gas well to the workover and recompletion of an existing well. Sand control screens reduce or eliminate sand production from the wellbore, which extends the life of other production equipment and the producing reservoir.

     Sales and Backlog. Total sales of artificial lift equipment, which represents the largest part of sales in the production equipment segment, for the year ended December 31, 1997, 1996 and 1995 were $208.2 million, $116.0 million and $97.9 million, respectively, representing 23%, 24% and 36% of the Company's total sales, respectively. Backlog of production equipment is generally not considered to be a meaningful indication of future sales or results due to the nature of the business.

     Competition. EVI Oil Tools distinguishes itself from its competitors in that it has a fully integrated product line. EVI Oil Tools' integrated product line offers all artificial lift equipment from the wellhead to the reservoir. To the Company's knowledge, none of its competitors has as broad a product line. The Company also believes that growth in the production and completion phase of the industry will be based in large part on technical innovation as customers seek more efficient ways to produce oil and natural gas. The Company is addressing this need through acquisitions of technologically innovative companies and product lines, as well as through internal development.

     The market for artificial lift and completion equipment is very competitive. Competition is based on product design and quality, ability to meet delivery requirements and pricing. The Company's pumping units compete primarily with the conventional pumping units manufactured by Lufkin Industries. The Company's continuous sucker rods compete with conventional sucker rods, which are manufactured and sold by both EVI Oil Tools and a number of domestic and foreign competitors. The Company's packers compete with packers manufactured by two large manufacturing companies, as well as various smaller specialty and commodity manufacturers. The Company's gas lift products compete with two large manufacturing companies as well as various smaller domestic and foreign producers. There are three major competitors for the Company's flow control products and service tools. The Company's progressing cavity pumps compete with various large manufacturers and distributors of progressing cavity pumps and pump components and various smaller companies. The Company has identified in the industry six large competitors that individually have significant shares of the entire artificial lift equipment market (inclusive of all forms of lift).

     Raw Materials. EVI Oil Tools purchases a variety of raw materials for its manufacturing operations and a variety of parts and components fabricated by other manufacturers and suppliers. EVI Oil Tools is not dependent on any single source of supply for any of its raw materials and components. A loss of one or more of its suppliers could, however, disrupt production.

     Facilities. The Company manufactures artificial lift and completion products at six locations in Texas, one location in Louisiana, one location in Oklahoma, one location in New Mexico, one location in Wyoming, seven locations in Canada, one location in Austria, one location in Singapore, two locations in Argentina and three locations in Brazil.

     Customers. EVI Oil Tools' products and services are designed primarily for oil production from maturing fields. Demand is, therefore, not significantly affected by short-term changes in exploration and drilling activity. The Company believes that the crude oil production side of the industry is a growing market for artificial lift products in that there is an increasing need for artificial lift to aid production as oil fields mature worldwide. However, low oil prices may reduce demand for EVI Oil Tools' products due to reduced capital expenditures by customers and decisions by customers not to pursue additional work on marginal wells. With the recent declines in the price of oil, the Company has experienced a softening in demand for various of EVI Oil Tools' products.

     Currently, most of the Company's artificial lift equipment is sold in the United States, Canada and South America. Approximately 22%, 22% and 12% of the Company's revenues from the sale of artificial lift and completion products for 1997, 1996 and 1995, respectively, were derived from sales provided outside the United States and Canada.

   MARKET TRENDS

     The demand for the Company's drilling products is particularly affected by the price of natural gas and the level of oil and gas exploration activity, while the demand for the Company's production equipment is directly dependent on oil production activity. Exploration and production activities are also affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil producing countries.

     The oil and gas industry has been substantially volatile over the years, due in large part to volatility in the prevailing prices of oil and natural gas. In 1996 and much of 1997, the oil and gas service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and or natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. This trend, together with a decline in the worldwide inventory of used drill pipe, benefited the Company and its results in 1997 and 1996.

     In recent months, the worldwide price of oil has declined, with prices having dropped as much as 40% to under $13 per barrel for spot deliveries and prices for natural gas have weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil have continued to decline, the Company and others in the industry have begun to experience a softening in demand for their products and services, in particular products associated with exploration activity and oil production. Although the Company's backlog for drill pipe remains strong and the softening of the market has mainly impacted demand for products associated with the production of heavy oil and oil from marginal wells, a prolonged period of low price oil can be expected to adversely affect the demand throughout the industry, including those products manufactured by the Company. In such a case, the Company's revenues and income could be expected to be similarly affected.

     Although the short-term outlook in the industry remains uncertain, absent a significant downturn in the U.S. and world economies, the Company believes that market conditions in the industry should improve over the long term as the demand and supply balance becomes more inline. The timing of such recovery, however, cannot be predicted with certainty.

   PATENTS

     The Company's drilling products and production equipment segments utilize various patents and proprietary technology in the manufacture of their products. The Company has sought to obtain through acquisitions and internal development drilling and production technology to address the needs of its customers and provide innovative solutions. Although the Company considers its patents important to the operation of its business and a loss of one or more patents could adversely affect a particular product, the Company relies in large part on its proprietary technology and the importance of customer qualification and acceptance of its products. As a result, the Company does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or generally upon patent protection.

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

     The cost of insurance is subject to substantial fluctuation due to a variety of factors, some of which are beyond the Company's control. Although the Company has generally been able to obtain insurance on terms it considers to be reasonable, there can be no assurance that such insurance will continue to be available on terms as favorable as those for its existing arrangements. Any increase in the number or amount of claims or losses could require greater cash payments and reserves by the Company and could result in the Company having higher rates, deductibles and retainers for its insurance coverage.

     There can be no assurance that the Company's coverage is adequate for the risks involved, that the coverage limits would not be exceeded or that such insurance would apply to all such liabilities. Further, there can be no assurance that such insurance will be sufficient to cover any future losses or will continue to be available on commercially reasonable terms. Additionally, insurance cannot provide complete protection against casualty losses. The occurrence of an adverse claim in excess of the coverage limits maintained by the Company could have a material adverse effect on the Company's financial condition and results of operations.

   GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company's business is affected by changes in public policy and by federal, state and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available drilling and other opportunities in the energy service industry. The Company is also subject to various health and safety regulations as established by the Occupational Safety and Health Administration.

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

     The Company's expenditures in 1997 in order to comply with applicable environmental laws and regulations were not material, and the Company expects that the costs of compliance with such laws and regulations for 1998 will not be material. The Company does not believe that its costs for compliance with applicable environmental laws and regulations are, on a relative basis, greater than that of its competitors.

   FOREIGN OPERATIONS

     The Company's equipment and services are used in approximately 61 countries by U.S. customers operating abroad and by foreign customers. Sales of equipment and services outside the U.S. accounted for approximately 51%, 51% and 46% of total revenues for 1997, 1996 and 1995, respectively, based upon the ultimate destination in which equipment or services were sold, shipped or provided to the customer by the Company. See Note 14 to the Consolidated Financial Statements of the Company for financial information related to the Company's revenues by geographic region.

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

     The Company has drill pipe and other products manufactured for it by OCTL in India under a long-term exclusive manufacturing arrangement with OCTL. Although the Company has sought to minimize the risks of this operation through its manufacturing arrangement and insurance, the Company is providing OCTL with a substantial amount of raw materials and inventory for the products manufactured by it. Operations in India are subject to various political and economic risks as well as financial risks with respect to OCTL.

     The Company's operations in Singapore, Mexico, Brazil, Venezuela and Argentina are subject to various political and economic conditions existing in them which could disrupt operations. The Company generally seeks to obtain, where economical, insurance against certain political risks and attempts to structure its contracts and arrangements in the foreign countries in which it operates in a manner that would minimize the exposure of its assets to losses in those countries. Such efforts include structuring its sales and service contracts to be in U.S. dollars where practical and where feasible or desirable utilizing lease arrangements, manufacturing and distribution alliances and joint ventures for foreign manufacturing facilities. Although the Company believes that its exposure to foreign risks is not materially greater than that of its competitors, there can be no assurance that disruptions will not occur in the Company's foreign operations or that any losses that do occur will be covered by insurance.

   EMPLOYEES

     As of December 31, 1997, the Company employed approximately 7,200 employees. The Company considers its relations with its employees to be generally satisfactory.

   RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of certain of the risk factors set forth below and incorporated by reference. In addition to the other information contained herein, the following risk factors should be considered carefully.

     OPERATING RISKS AND INSURANCE

       The Company's products are used for the exploration and production of oil and natural gas. Such operations are subject to hazards inherent in the oil and gas industry, such as fires, explosions, craterings, blowouts and oil spills, that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an occurrence at a location where the Company's products or services are used or provided may in the future result in the Company being named as a defendant in lawsuits asserting potentially large claims.

       The Company maintains insurance coverage that it believes to be customary in the industry against these hazards and, whenever possible, obtains agreements from customers providing for indemnification against liability to others. However, insurance and indemnification agreements may not provide complete protection against casualty losses. There can be no assurance that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. Further, there can be no assurance that insurance will continue to be available on terms as favorable as those for its existing arrangements. The occurrence of an adverse claim in excess of the coverage limits maintained by the Company could have a material adverse effect on the Company's financial condition and results of operations.

     RISKS OF ENVIRONMENTAL COSTS AND LIABILITIES

       The Company's operations are subject to governmental laws and regulations relating to the protection of the environment and to public health and safety. The regulations applicable to the Company's operations include certain regulations controlling the discharge of materials into the environment, requiring removal or remediation of pollutants and imposing civil and criminal penalties for violations. Some of the statutory and regulatory programs that apply to the Company's operations also authorize private suits, the recovery of natural resource damages by the government, injunctive relief and cease and desist orders.

       Laws and regulations protecting the environment have generally become more stringent in recent years and could become more stringent in the future. Some environmental statutes impose strict liability, rendering a person or entity liable for environmental damage without regard to negligence or fault, on the part of such person or entity. As a result, the Company could be liable, under certain circumstances, for environmental damage caused by others or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

     SUBSTANTIAL COMPETITION

       Competition in the oilfield service and equipment segments of the oil and gas industry is intense and, in certain markets, is dominated by a small number of large competitors, many of which have greater financial and other resources than the Company.

ITEM 2.  PROPERTIES

     The principal offices of the Company and facilities used by the Company in its drilling products and production equipment segments are set forth in the table below:

                                  FACILITY    PROPERTY
                                    SIZE        SIZE
          LOCATION                (SQ. FT.)    (ACRES)     TENURE                      UTILIZATION
------------------------------   -----------  ----------  ----------  --------------------------------------------
DRILLING PRODUCTS:
Navasota, Texas...............     251,600     182.80       Owned     Manufacture drill pipe, premium threaded
                                                                      casing, liners and tubing
Veracruz, Mexico..............     214,000      42.00      Leased     Manufacture tool joints
Muskogee, Oklahoma............     163,000      97.00       Owned     Manufacture TCA premium casing
Houston, Texas................     148,500      20.00      Leased     Manufacture of AB connectors
                                   104,100      21.90       Owned     Manufacture of API and premium threaded
                                                                      couplings
                                    68,500      13.50       Owned     Manufacture drill pipe, drill collars,
                                                                      heavyweights and kellys
Bryan, Texas..................     160,000      55.30       Owned     Manufacture premium tubing
Edmonton, Alberta, Canada.....     106,900      10.20       Owned     Manufacture drill pipe, premium threaded
                                                                      casing, liners and tubing
Houma, Louisiana..............      85,000       9.40       Owned     Manufacture downhole accessories
Beaumont, Texas...............      22,400      40.00       Owned     Threading of conductor casing

PRODUCTION EQUIPMENT:
San Marcos, Texas.............     140,000      78.00       Owned     Manufacture of rod pumps and hydraulic pumps
Woodward, Oklahoma............     138,800      53.00      Leased     Manufacture sucker rod pumps
Greenville, Texas.............     100,000      26.00       Owned     Manufacture of sucker rods, couplings,
                                                                      stabilizer bars and pump parts
Odessa, Texas.................      99,200       7.20       Owned     Manufacture of RotaFlex(R) pumping units
Sao Leopoldo, Brazil..........      86,100      17.00       Owned     Manufacture progressing cavity pumps
Huntsville, Texas.............      81,700      12.00       Owned     Manufacture downhole packers and completion
                                                                      systems
Houston, Texas................      81,000       6.50       Owned     Manufacture of steel filter screens
Nisku, Alberta, Canada........      74,000       8.00      Leased     Manufacture of pumpjacks
Caxias do Sul, Brazil.........      62,400       6.00      Leased     Manufacture downhole packers and completion
                                                                      systems
Longview, Texas...............      47,000      22.10       Owned     Manufacture pump barrels and plungers
Lloydminster, Alberta,
   Canada.....................      47,000       2.70       Owned     Manufacture progressing cavity pumps
Santa Teresa, New Mexico......      43,000       7.50       Owned     Manufacture sucker rods
Edmonton, Alberta, Canada.....      42,000      11.00       Owned     Manufacture of progressing cavity pumps and
                                                                      continuous sucker rods
Cochrane, Alberta, Canada.....      41,200       1.90       Owned     Manufacture of natural gas compression
                                                                      systems
Calgary, Alberta, Canada......      20,800       1.20       Owned     Manufacture of inflatable
                                                                      packers/electronic temperature and pressure
                                                                      instrumentation
Midland, Texas................      30,000       3.00       Owned     Manufacture and repair pumping unit parts
Neuquen, Argentina............      23,700       1.60       Owned     Manufacture of packers

CORPORATE:
Houston, Texas................      17,400         --       Leased    Company's principal offices

     In addition to the above facilities, the Company has an agreement with OCTL pursuant to which OCTL's manufacturing facility in Narketpally, India is dedicated by OCTL to the production of drill pipe and other tubular products exclusively for the Company. This facility is owned by OCTL and consists of 262,000 sq. ft. located on 60 acres.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known to the Company, it believes that the ultimate liability, if any, which may result from these disputes, claims and litigation would not have a material adverse effect on the Company's consolidated financial position or its results of operations with or without consideration of insurance coverage. See Note 10 to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 1997, to a vote of stockholders of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EVI". As of March 10, 1998, there were 1,479 stockholders of record. The following table sets forth, for the periods indicated, the range of high and low sale prices per share for the Common Stock as reported on the NYSE. In May 1997, the Company's stockholders approved a two-for-one stock split of the Common Stock. As a result, all prices have been restated to reflect the two-for-one stock split.

                                                      PRICE
                                                ------------------
                                                 HIGH        LOW
                                                -------    -------
Year ending December 31, 1997
      First Quarter .........................   $31 7/8    $23 7/8
      Second Quarter ........................    45 1/2     28
      Third Quarter .........................    64         42 1/16
      Fourth Quarter ........................    73         40 1/4
Year ending December 31, 1996
      First Quarter .........................   $14 7/16   $11 1/8
      Second Quarter ........................    17 1/2     12 7/8
      Third Quarter .........................    20 1/4     14
      Fourth Quarter ........................    25 3/4     19 1/2

     The Company has not paid any dividends on the Common Stock since 1984 and currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. Accordingly, no dividends are expected to be declared or paid on the Common Stock. The declaration of all dividends is at the discretion of the Company's Board of Directors. The Company's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at the time.

     On November 3, 1997, pursuant to the provisions of the Placement Agreement dated October 28, 1997 (the "Placement Agreement"), by and among the Company, Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Lehman Brothers Inc., Prudential Securities Incorporated and Schroder & Co. Inc. (collectively, the "Initial Purchasers"), the Company issued and sold to the Initial Purchasers in a private placement an aggregate principal amount of $350 million of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures"). An additional $52.5 million principal amount of the Debentures were subsequently sold to the Initial Purchasers on November 10, 1997, pursuant to an over-allotment option. The Debentures were issued and sold by the Company to the Initial Purchasers without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. The Initial Purchasers resold the Debentures to various qualified institutional buyers, accredited investors and foreign investors in transactions exempt from registration under the Securities Act pursuant to Rule 144A and Regulation S thereunder.

     The Debentures (i) mature on November 1, 2027, (ii) bear interest at an annual rate of 5% payable on February 1, May 1, August 1 and November 1 of each year, commencing February 1, 1998, (iii) are convertible at a conversion price of $80 per share of Common Stock, (iv) are redeemable by the Company at any time on or after

November 4, 2000, at redemption prices set forth in the Supplemental Indenture relating to the Debentures, and (v) are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The terms of the Debentures are more fully described in the Indenture dated as of October 15, 1997, between the Company and The Chase Manhattan Bank, as Trustee, as supplemented by the First Supplemental Indenture dated as of October 28, 1997, which have been filed as exhibits to this report.

     Pursuant to a Registration Rights Agreement dated November 3, 1997, between the Company and the Initial Purchasers, the Company has agreed to file with the Securities and Exchange Commission within 90 days of the latest date of original issuance of the Debentures, to use its reasonable best efforts to cause to be declared effective within 180 days following the latest date of original issuance of the Debentures, a registration statement with respect to the resale of the Debentures and the underlying Common Stock. The Company will be required to pay liquidated damages to the holders of the Debentures or the underlying Common Stock under certain circumstances if the Company is not in compliance with its registration obligations. The terms and provisions of the Registration Rights Agreement are more fully described in the Registration Rights Agreement which has been filed as an exhibit to this report.

     The net proceeds received by the Company from the sale of the Debentures, after deducting the expenses of the transaction, were approximately $390.9 million. Approximately $200 million of the net proceeds were used to fund the Company's acquisitions of Trico, BMW Monarch and BMW Pump. The Company also used a portion of the net proceeds from the issuance and sale of the Debentures to purchase of $119.98 million principal amount of the Company's 10 1/4% Senior Notes due 2004 in December 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of future operating results of the Company. The information presented has been restated to reflect the Company's May 1997 two-for-one stock split and the adoption of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share.

                                                                              YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------------
                                                             1997         1996         1995          1994          1993
                                                          ----------   ----------   ----------    ----------    ----------
                                                                     (in thousands, except per share amounts)
          Revenues ....................................   $  892,264   $  478,020   $  271,675    $  185,285    $  171,638
          Operating Income ............................      142,004       46,287       17,965         3,638         6,758
          Income (Loss) From Continuing Operations.....       83,695       24,505        2,602        (5,692)           77
          Basic Earnings (Loss) Per Share From
            Continuing Operations .....................         1.81         0.60         0.09         (0.23)         0.00
          Diluted Earnings (Loss) Per Share
              From Continuing Operations ..............         1.77         0.59         0.09         (0.23)         0.00

          Total Assets ................................    1,366,066      852,843      453,125       311,497       251,377
          Long-Term Debt ..............................       43,198      126,710      124,183       125,108        38,982
          5% Convertible Subordinated
            Preferred Equivalent Debentures ...........      402,500           --           --            --            --
          Stockholders' Equity ........................      527,233      454,084      228,066       110,913       107,736
          Cash Dividends Per Share ....................           --           --           --            --            --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is an international manufacturer and supplier of engineered oilfield tools and equipment. The Company's products are used both for the drilling and production phases of oil and natural gas wells. The Company has achieved significant growth in recent years through a consistent strategy of synergistic acquisitions and internal development. Acquisitions have focused on the acquisition of name brand products, the development of complete product lines and savings through consolidation. Internal development has focused on product development and geographic expansion.

      The Company's product lines are divided into a drilling products segment consisting of drill pipe, premium tubulars and marine connectors, and a production equipment segment consisting of completion and artificial lift equipment. The Company's principal products consist of drill pipe and drilling tools, premium connectors and associated high grade tubulars, marine connectors, packers and completion tools and artificial lift systems. The Company's growth strategy has resulted in the Company becoming the largest manufacturer of drill pipe, drill collars and heavyweight drill pipe in the world, the largest provider of premium tubular connectors in North America and one of the largest providers of artificial lift equipment in the world. The production equipment segment designs, manufactures and services artificial lift and completion equipment. To the Company's knowledge, none of its competitors has as broad a product line of rod lift and progressing cavity pumps.

      RECENT DEVELOPMENTS

      Weatherford Merger

      On March 4, 1998, the Company entered into an Agreement and Plan of Merger with Weatherford providing for the merger of Weatherford with and into the Company pursuant to an expected tax free Merger in which the stockholders of Weatherford will receive 0.95 of a share of the Company's Common Stock in exchange for each outstanding share of Weatherford common stock. Based on the number of shares of Weatherford common stock outstanding as of March 3, 1998, a total of approximately 49.1 million shares of Common Stock would be issued in the Merger. In addition, approximately 1.2 million shares of Common Stock would be reserved for issuance by the Company for outstanding options under Weatherford's compensation and benefit plans. The Company will be the surviving corporation and will be renamed EVI Weatherford, Inc.

      Weatherford is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. Weatherford operates in three industry segments consisting of oilfield services, oilfield products and gas compression. The acquisition of Weatherford is being proposed to further the Company's strategy of taking advantage of opportunities in the oilfield service industry, more particularly its well construction and production life cycle segments. The Company believes that the combination of the Company's broad range of completion and artificial lift products with Weatherford's international oilfield service infrastructure and reputation should provide the combined entity with a firm foundation for growth. The Merger also is being pursued by the Company to (i) provide the Company with a greater and more diversified line of products and services to serve its customers' needs, (ii) expand the Company's international presence and (iii) provide the Company with benefits through product leveraging and consolidation savings.

      The Weatherford Merger is subject to various conditions, including the approval by the stockholders of both the Company and Weatherford and the receipt of all required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Merger will close, the Company currently anticipates that the Merger will be consummated shortly after the receipt of such regulatory approvals and the approval of the Merger by the stockholders of the Company and Weatherford.

      1998 and 1997 Acquisitions

      In the first quarter of 1998, the Company completed three acquisitions consisting of (i) Houston Well Screen, a leading provider of downhole sand control screens, for cash of approximately $27.6 million, (ii) Taro, a Canadian provider of well monitoring, gas compression and drilling equipment distribution, for 0.8 million shares of Common Stock and (iii) Ampscot Equipment Ltd. ("Ampscot"), a Canadian manufacturer of conventional pumping units, for cash of approximately $55.0 million.

      The Company also completed a number of strategic acquisitions during 1997 directed at an expansion of the Company's drilling products segment and production equipment segment. These acquisitions included: (i) Griffin Legrand ("Griffin"), a Canadian manufacturer of progressing cavity pumps and conventional pumpjacks, in March 1997, (ii) TA Industries, Inc. ("TA"), a manufacturer of premium couplings and casing, in April 1997, (iii) XLS Holding, Inc. ("XL"), a manufacturer of high performance connectors for marine applications such as conductors, risers and offshore structural components, in August 1997, (iv) McAllister Petroleum Services, Ltd. ("McAllister"), a Canadian manufacturer of inflatable packers and electronic temperature and pressure instruments, in August 1997, (v) Trico, a manufacturer and distributor of sub-surface pumps, sucker rods, accessories and hydraulic lift systems, in December 1997, (vi) BMW Pump and BMW Monarch, a Canadian-based manufacturer and supplier of progressing cavity pumps, in December 1997, and
(vii) various small acquisitions intended to expand the Company's manufacturing capabilities, geographic scope and breadth of product lines. The acquisition of XL has been accounted for as an immaterial pooling of interests. The other 1997 acquisitions were accounted for using the purchase method of accounting. The results of operations of all 1997 acquisitions have been included in the Company's operating results since their respective dates of acquisitions.

      The allocation of the purchase price to the fair market value of the net assets acquired in the BMW Monarch and BMW Pump acquisitions are subject to revision as the purchase price is subject to adjustment pending the resolution of certain asset valuations which must be agreed to by the buyer and seller. The Company believes the ultimate resolution to the cost of the acquisition will not have a material impact on the assets acquired or the Company's results of operations as a result of such revision.

      The allocation of the purchase price to the fair market values of the net assets acquired in the Trico acquisition is based on preliminary estimates of the fair market value of property, plant and equipment and is subject to revision subsequent to the completion of an independent appraisal. The Company does not currently expect any material adjustments from the preliminary estimates used in determining the asset valuations.

      The Company recorded approximately $304.9 million in goodwill in connection with the 1997 acquisitions which substantially increased the Company's market share in various products and expanded its geographic distribution capabilities. The charge associated with the amortization of goodwill and other intangibles was $5.5 million in 1997 and is expected to be approximately $11.8 million in 1998.

      MARKET TRENDS

      The demand for the Company's drilling products is particularly affected by the price of natural gas and the level of oil and gas exploration activity, while the demand for the Company's production equipment is directly dependent on oil production activity. Exploration and production activities are also affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil producing countries.

      The oil and gas industry has been substantially volatile over the years, due in large part to volatility in the prevailing prices of oil and natural gas. In 1996 and much of 1997, the oil and gas service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and or natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. This trend, together with a decline in the worldwide inventory of used drill pipe, benefited the Company and its results in 1997 and 1996.

      In recent months, the worldwide price of oil has declined, with prices having dropped as much as 40% to under $13 per barrel for spot deliveries and prices for natural gas have weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil have continued to decline, the Company and others in the industry have begun to experience a softening in demand for their products and services, in particular products associated with exploration activity and oil production. Although the Company's backlog for drill pipe remains strong and the softening of the market has mainly impacted demand for products associated with the production of heavy oil and oil from marginal wells, a prolonged period of low price oil can be expected to adversely affect the demand throughout the industry, including those products manufactured by the Company. In such a case, the Company's revenues and income could be expected to be similarly affected.

      Although the short-term outlook in the industry remains uncertain, absent a significant downturn in the U.S. and world economies, the Company believes that market conditions in the industry should improve over the long term as the demand and supply balance becomes more inline. The timing of such recovery, however, cannot be predicted with certainty.

      CONVERTIBLE DEBENTURES ISSUANCE AND TENDER OF SENIOR NOTES

     In November 1997, the Company completed a private placement of $402.5 million principal amount of its 5% Convertible Subordinated Preferred Equivalent Debentures (the "Debentures"). The net proceeds from the Debentures were $390.9 million. The Debentures bear interest at an annual rate of 5% and are convertible into the Company's Common Stock at a price of $80 per share. The Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices set forth in the Supplemental Indenture relating to the Debentures, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Company also has the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at anytime when the Company is not in default in the payment of interest.

      In December 1997, the Company completed a cash tender offer (the "Tender Offer") for the Company's then outstanding $120.0 million 10 1/4% Senior Notes due 2004 (the "Senior Notes"). An aggregate of $119.98 million principal amount of the Senior Notes was acquired by the Company pursuant to the Tender Offer. The acquisition of the Senior Notes resulted in a one-time extraordinary charge, net of taxes, of $9.0 million, or $0.19 per basic share, for the year ended December 31, 1997.

      STOCK SPLIT

      At the Company's annual stockholders meeting on May 6, 1997, the stockholders approved a two-for-one split of the Common Stock effected through a stock dividend and a related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the Company's Common Stock from 40.0 million shares to 80.0 million shares. As a result of the stock split, all stock and per share data contained herein have been restated to reflect the effect of the two-for-one stock split.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      General

     Income from continuing operations for 1997 was $83.7 million, or $1.81 per basic share, on revenues of $892.3 million, as compared to income from continuing operations for 1996 of $24.5 million, or $0.60 per basic share, on revenues of $478.0 million. The increases in revenues and income from continuing operations reflect the strength in the Company's markets and the effect of the 1997 acquisitions and a full year of the 1996 acquisitions. During 1997, the acquisitions of TA, XL, McAllister, Griffin, Trico, BMW Monarch and BMW Pump, in addition to various small 1997 acquisitions, benefited 1997 revenues by $166.5 million, income from continuing operations by $12.3 million and basic and diluted earnings per share by $0.27 and $0.26, respectively. During 1996, the acquisitions of Geremia, Arrow, Superior Tube Limited ("Superior"), Tubular Corporation of America ("TCA") and ENERPRO International, Inc. ("ENERPRO") in addition to various small 1996 acquisitions, benefited 1996 revenues by $83.6 million, income from continuing operations by $6.5 million and basic and diluted earnings per share by $0.16.

      Net income for 1997 was $74.7 million, or $1.62 per basic share, compared to $98.2 million, or $2.41 per basic share, for 1996. Included in net income for 1997 was an extraordinary charge of $9.0 million, or $0.19 per basic share, related to the tender of the Senior Notes in December 1997. Net income for 1996 included $7.5 million, or $0.18 per basic share, from discontinued operations related to the Company's Mallard Bay contract drilling division ("Mallard Division"), which was sold in November 1996, and a gain, net of taxes of $44.6 million, of $66.9 million, or $1.65 per basic share, related to the disposition. Additionally, the Company incurred an extraordinary charge, net of taxes, of $0.7 million, or $0.02 per basic share, for the early extinguishment of debt in 1996.

      Revenues during 1997 increased approximately 87% from 1996 primarily as a result of the various acquisitions described above and higher average sales prices. Cost of goods sold as a percentage of revenues declined from 78.1% of total revenues in 1996 to 71.7% in 1997 due to stronger prices and sales of higher margin products. Selling, general and administrative costs attributable to segments as a percentage of total revenues increased slightly in 1997 due to the incurrence of costs associated with the assimilation of acquired businesses and amortization of intangibles.

      In the fourth quarter of 1996, the Company adopted a plan to close its Bastrop, Texas, tool joint manufacturing facility and to combine its two packer facilities through the closure of one facility in Arlington, Texas. In connection with these decisions, the Company incurred a charge of $5.8 million associated with these closures. Of this charge, $4.3 million related to the tool joint facility closure and relocation of equipment from this facility and $1.5 million related to the consolidation of its packer facilities and the closure of one of the plants. The Company incurred $3.8 million in 1996 for costs associated with these actions during 1996, including costs relating to the relocation of equipment at its Bastrop facility to other facilities. The Company also accrued $2.0 million as part of the $5.8 million charge for exit costs that it expected to be incurred in 1997 relating to a closure of its Bastrop and Arlington facilities. These costs included $0.8 million for severance and termination costs, $0.9 million for the reduction in the carrying value of its Bastrop facility in light of the intended disposition of the facility and $0.3 million for the termination of the Arlington lease. Approximately 400 employees were affected by these closures. The Company had substantially completed the closure of both the Bastrop and Arlington facilities by the end of the second quarter of 1997 and incurred substantially all charges related to the closing of these facilities.

      Drilling Products Segment

      The Company's drilling products segment reported revenues and operating income of $618.9 million and $123.8 million, respectively, for 1997, up from $342.5 million and $44.4 million, respectively, for 1996. These improvements were primarily due to increased demand for drill pipe and other drilling tools, strength in premium tubular activity and the Company's acquisition of TA, a premium tubular couplings and accessories manufacturer in April 1997, and the third quarter acquisition of XL, a manufacturer of marine connectors. The increase in demand for drill pipe reflected higher domestic and international drilling activity, in particular offshore drilling. Premium tubular revenues increased to approximately $307.9 million during 1997 up from approximately $157.8 million for 1996. The increase in premium tubular revenues reflected strong demand in the Gulf of Mexico and the acquisition of TA. During 1997, the acquisitions of TA, XL and various small acquisitions benefited 1997 revenues and operating income in this segment by $96.8 million and $16.1 million, respectively.

      Cost of goods sold declined as a percentage of revenues from 81.1% in 1996 to 73.5% in 1997, due to increased pricing on the Company's products and reduced costs resulting from the expansion of the Company's Mexico tool joint facility. The Company expects annual cost savings of approximately $7.0 million relating to the expansion and consolidation of the Mexico facility. In the third quarter of 1997, the Mexico facility became fully operational, which benefited operations in the second half of 1997. Selling, general and administrative expenses for 1997 as a percentage of revenues was 6.5% compared to 6.0% for 1996 and reflected higher selling, general and administrative expenses associated with the operations of TA as well as the increase in the amortization of goodwill and other intangibles.

      Of the Company's 1997 sales of drill pipe and other tubular products, 64%, 10% and 7% were attributable to sales in the U.S., Canada and Latin America, respectively. Sales of drill pipe and other tubular products in the U.S., Canada and Latin America for 1996 represented 59%, 4% and 7%, respectively. U.S. sales for 1997 and 1996 included sales to U.S. distributors and other U.S. companies for ultimate use outside the U.S.

      Backlog for tubular products at December 31, 1997, was approximately $360.0 million compared to $170.0 million at December 31, 1996. The Company currently expects over $320.0 million of this backlog to be shipped within the next twelve months and the remaining backlog in the first quarter of 1999. The increase in backlog for tubular products at December 31, 1997, reflects strong demand for drill pipe. There can be no assurance that this level of backlog will continue and any material changes in demand for drilling products and rig utilization could effect the demand for the Company's drill pipe.

      Production Equipment Segment

      The Company's production equipment segment reported revenues and operating income of $273.4 million and $25.5 million, respectively, for 1997, up from $135.5 million and $8.2 million, respectively, for 1996. These improvements are primarily due to the strong growth in the Canadian and South American markets, in particular for the Company's Corod and Geremia progressing cavity pump product lines. During 1997, the acquisitions of McAllister, Griffin, Trico, BMW Monarch and BMW Pump and various small acquisitions benefited 1997 revenues and operating income in this segment by $69.7 million and $7.3 million, respectively. Cost of goods sold declined as a percentage of revenues from 70.7% in 1996 to 67.6% in 1997, as a result of an improvement in the segment's domestic cost structure and from the December 1997 acquisitions of Trico, BMW Pump and BMW Monarch. Selling, general and administrative expenses for 1997 as a percentage of revenues was 23.1% compared to 23.2% for 1996. The Company will continue in 1998 to focus on reducing selling, general and administrative expenses through the integration of acquired operations.

      During 1998, the Company plans to continue its effort to integrate its production equipment segment for its Canadian and U.S. operations. During 1996, the Company began the construction of a new Canadian manufacturing plant to produce continuous rods, which is expected to expand capacity by over 150%. The continuous rod expansion was completed late in the fourth quarter of 1997. The new Canadian plant will also manufacture rotors and stators for its progressing cavity pumps pursuant to an exclusive license and technology transfer arrangement with Netzsch providing for customary royalty on sales of these products manufactured using this technology. Production of rotors and stators at this facility is expected to commence in the second quarter of 1998.

      Sales of production equipment in North America constituted approximately 78% of total sales in 1997 and 1996, while sales in South America increased slightly to 18% in 1997 from 17% in 1996 due to the Company's increasing presence in that region. Canadian sales were $106.8 million for 1997, representing an increase of approximately 95% from 1996 levels. The increase primarily results from the Company's 1997 Canadian acquisitions of Griffin, McAllister, BMW Pump and BMW Monarch.

      Other

      Corporate expenses as a percentage of revenues for 1997 were 0.8% as compared to 1.3% for 1996. The percentage decrease from 1996 was primarily attributable to the growth in 1997 revenues.

      Interest expense for 1997 was $23.1 million compared to $16.5 million for 1996. The increase in interest expense in 1997, as compared to 1996, reflects the Company's increase in indebtedness during 1997 and the Company's $402.5 million principal amount of the Debentures issued in November 1997. Interest expense for 1998 is expected to increase from 1997 levels as a result of the Company's Debentures. The increase in 1998 will be partially offset due to the December 1997 acquisition of approximately $119.98 million principal amount of the Senior Notes.

      In 1997, the Company benefited from a one-time pre-tax gain of $3.4 million relating to the sale by the Company of the Parker Drilling Company ("Parker") common stock.

      The Company's effective tax rate on income from continuing operations for 1997 was approximately 35% as compared to 22% for 1996. The 1996 effective rate was favorably impacted by a $4.0 million tax benefit resulting from the Company's $6.4 million settlement in October 1996 with the United States Internal Revenue Service (the "I.R.S.") in connection with the dissolution in October 1990 of an oil and gas joint venture. The Company also recorded in 1996 a tax charge of approximately $44.6 million associated with the Company's gain on the sale of its Mallard Division.

      YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      General

     Income from continuing operations for 1996 was $24.5 million, or $0.60 per basic share, on revenues of $478.0 million, as compared to income from continuing operations for 1995 of $2.6 million, or $0.09 per basic share, on revenues of $271.7 million. Revenues during 1996 increased approximately 76% from 1995 as a result of various acquisitions and improved market conditions. The increase in income from continuing operations for 1996 was primarily attributable to increased sales and margins of drill pipe and other drilling products. During 1996, the acquisitions of Geremia, Arrow, Superior, TCA and ENERPRO, in addition to various small 1996 acquisitions benefited 1996 revenues by $83.6 million, net income from continuing operations by $6.5 million and basic and diluted earnings per share by $0.16.

      Net income for the year ended December 31, 1996, was $98.2 million, or $2.41 per basic share, compared to net income of $11.3 million, or $0.38 per basic share, for the year ended December 31, 1995. Included in net income for 1996 was a one-time gain, net of taxes of $44.6 million, of $66.9 million, or $1.65 per basic share, from the November 1996 sale by the Company of its Mallard Division for cash of approximately $306.9 million and 3.1 million shares of Parker preferred stock that were subsequently converted into 3.1 million shares of Parker common stock in December 1996 and sold in 1997. Also included in net income for 1996 was income from discontinued operations, net of taxes, of $7.5 million related to the operations of the Mallard Division.

      Drilling Products Segment

      Sales of drilling products in 1996 were $342.5 million compared to $154.2 million in 1995. Operating income associated with the drilling products segment in 1996 was $44.4 million as compared to $15.2 million in 1995. Results in the fourth quarter of 1996 include a $4.3 million charge attributable to the close of the Company's Bastrop tool joint facility and relocation of its equipment to other facilities. Results for 1996 reflected a 73% increase in sales of drill pipe and a 27% increase in sales of premium tubulars. The increase in drill pipe sales reflected an overall increase in demand for drill pipe and the Company's June 1995 acquisition of Prideco, Inc. The increase in demand for drill pipe was due to increased drilling activity, particularly offshore and a continuing decline in the supply of used drill pipe inventory, against which the Company has historically competed. The increase in sales of premium tubular products reflected the acquisitions of ENERPRO, TCA and Superior and an increase in demand associated with increased natural gas and deep offshore exploration and production activity. During 1996, the acquisitions of ENERPRO, TCA, and Superior benefited 1996 revenues by $66.8 million and operating income by $8.0 million.

      The improvement in operating income in 1996 reflected the effects of increased sales, improved pricing and lower average manufacturing costs due to consolidation of manufacturing processes. In the third and fourth quarters of 1996, the Company implemented price increases on drill pipe, which the Company began to receive as its 1996 backlog was filled. Price improvements, however, were partially offset by an increase in the price of raw materials, particularly "green" tubing, the primary material used by the Company in the production of its tubular goods.

      Of the Company's sales of drill pipe and other drilling tubular products, 59%, 4% and 7% were attributable to sales in the U.S., Canada and Latin America, respectively. Sales of drill pipe and other drilling tubular products in the U.S., Canada and Latin America for 1995 represented 62%, 4% and 12%, respectively, of such sales for 1995. Included in U.S. sales of drill pipe and other tubular products are goods sold in the U.S. to distributors and other companies for ultimate use outside the U.S.

      Production Equipment Segment

      Revenues and operating income at the Company's production equipment segment were $135.5 million and $8.2 million, respectively, for 1996, compared to $117.4 million and $7.8 million, respectively, for 1995. As described above, the production equipment segment recorded a charge of $1.5 million in the fourth quarter of 1996 associated with the consolidation of two packer manufacturing facilities arising from the Company's acquisition of the packer manufacturing operations of Arrow in December 1996. During 1996, the acquisitions of Geremia and Arrow, in addition to various small 1996 acquisitions, benefited 1996 revenues by $16.9 million and operating income by $1.8 million.

      Sales of production equipment in North America constituted approximately 78% of total sales in 1996 compared to 88% of sales in 1995, while sales in South America increased to 17% in 1996 from 8% in 1995. The increased South American sales were primarily attributable to revenues from Geremia, which was acquired in October 1996. Canadian sales were $54.9 million for 1996, representing an increase of approximately 46% from 1995 levels and reflected improved Canadian market conditions.

      Sales in the U.S. were $50.3 million in 1996, as compared to $65.2 million in 1995. Revenues in 1996 did not include any sales from the Company's Highland Pump distribution business, which was sold in the first quarter of 1996.

      Other

      Corporate expenses as a percentage of revenues for 1996 were 1.3% as compared to 1.9% for 1995. The percentage decrease in 1996 was primarily attributable to the growth in revenues from the Company's drilling products segment.

      The Company's effective tax rate on income from continuing operations for 1996 was approximately 22%. The effective rate was favorably impacted by a $4.0 million tax benefit in the fourth quarter of 1996 resulting from the Company's $6.4 million settlement in October 1996 with the United States I.R.S. in connection with the dissolution in October 1990 of an oil and gas joint venture. The Company also recorded a tax charge of approximately $44.6 million associated with the Company's gain on the sale of its Mallard Division in November 1996.

      The Company realized a net tax benefit on income from continuing operations of $0.2 million in 1995 primarily through the benefit of certain net operating losses that had been previously subject to separate company limitations.

      Interest expense for 1996 of $16.5 million was comparable to $16.3 million for 1995.

      NEW ACCOUNTING PRONOUNCEMENTS

      In 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, which replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997. Historical earnings per share data has been restated to reflect the adoption of SFAS No. 128.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements and is effective for years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the first quarter of 1998. Had SFAS No. 130 been adopted as of December 31, 1997, the primary adjustments and reclassifications to reflect net income on a comprehensive income basis for the years presented would have consisted of foreign currency translation adjustments and the effect of unrealized and realized gains on marketable securities.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, effective for years beginning after December 31, 1997, requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 in 1998 and is reviewing its segments in light of SFAS No. 131.

      In 1998, the FASB issued Statement of Financial Accounting Standards
No. 132 ("SFAS No. 132"), Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 will be effective for years beginning after January 15, 1997. Had the Company adopted SFAS No. 132 as of December 31, 1997, it would have had no impact on the consolidated financial statements of the Company.

      LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had cash and cash equivalents of $31.9 million compared to $224.0 million at December 31, 1996. The reduction in cash and cash equivalents since December 31, 1996, was primarily attributable to the acquisition of the Senior Notes pursuant to the Tender Offer for $119.98 million and the use of approximately $319.8 million in cash to acquire new businesses and tax payments of approximately $62.8 million relating to the 1996 sale of the Company's Mallard Division. The reduction in cash was partially offset by the net proceeds of $390.9 million relating to the sale of the Debentures in November 1997.

      In November 1997, the Company completed a private placement of $402.5 million principal amount of the Debentures. The Debentures bear interest at an annual rate of 5% and are convertible at a price of $80 per share of Common Stock. The Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Company also has the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at anytime when the Company is not in default in the payment of interest.

      In April 1997, the Company sold its investment in Parker common stock pursuant to a public offering effected by Parker. The net proceeds received by the Company were approximately $23.4 million.

      At December 31, 1997, the Company had outstanding $24.2 million in borrowings under its working capital facilities compared to $2.9 million at December 31, 1996. In addition, the Company had outstanding approximately $14.9 million and $10.1 million in letters of credit at December 31, 1997 and December 31, 1996, respectively.

      In February 1998, the Company entered into a new credit agreement which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility and terminated both the $120.0 million U.S. and $31.5 million Canadian (C$45.0 million) working capital facilities. Borrowings under the new credit facility bear interest at a variable rate based on prime or LIBOR and are secured by pledges of various stock of the Company's foreign subsidiaries. In addition, certain of the Company's foreign subsidiaries are guarantors of the facility. The Company's credit facility contains customary affirmative and negative covenants, including debt incurrence tests, interest coverage ratio, negative pledges, acquisitions over certain levels and certain dispositions of assets. In addition, the facility requires the Company to maintain a minimum tangible net worth of $454.0 million as of December 31, 1997 (as defined in the credit agreement).

      The Company's current sources of capital are its current cash, cash generated from operations and borrowings under its working capital line of credit. The Company believes that current reserves of cash and short-term investments, access to its existing credit line and internally generated cash from operations are sufficient to finance the projected cash requirements of its current and future operations. The Company is continually reviewing acquisitions in its markets. Depending upon the size, nature and timing of an acquisition, the Company could require additional capital in the form of either debt, equity or a combination of both.

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

      CAPITAL EXPENDITURES

      Capital expenditures for property, plant and equipment by the Company during the year ended December 31, 1997, totaled approximately $62.6 million and primarily related to plant expansions in Canada, equipment upgrades and Corig purchases. In 1997, the Company completed the expansion of the Veracruz, Mexico tool joint manufacturing facility, the Company recorded the obligation of $16.3 million under its lease to reflect the terms thereof. Ongoing routine capital expenditures for 1998, excluding any capital expenditures relating to the pending merger of Weatherford, are estimated to be approximately $65.0 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and, if desirable, borrowings under its existing line of credit and other facilities.

      In 1997, the Company began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to be material.

      CHRISTIANA AND GULFMARK MERGERS

      In December 1997, the Company entered into a merger agreement with Christiana Companies, Inc. ("Christiana") and C2, Inc., Wisconsin corporations, pursuant to which approximately 3.9 million shares of Common Stock will be issued to the stockholders of Christiana in a merger of a subsidiary of the Company with and into Christiana ("Christiana Merger"). Prior to the Christiana Merger, Christiana is required to sell two-thirds of its interest in Total Logistic Control ("Logistic"), a wholly owned subsidiary of Christiana, to C2, Inc. for approximately $10.7 million. Following the Logistic sale, the remaining assets of Christiana will consist of (i) approximately 3.9 million shares of Common Stock, (ii) a one-third interest in Logistic and (iii) cash and other assets with a book value of approximately

$10.0 million and (iv) a contingent cash payment of up to $10.0 million payable no earlier than five years after the effective date of the merger to the extent such funds are not required to satisfy contingent claims against Christiana. It is anticipated that Christiana will have no material debt as of the consummation of the Christiana Merger, but will have various tax liabilities which will be paid with the remaining cash balance in Christiana after the Christiana Merger. Because the number of shares of Common Stock issuable in the proposed Christiana Merger approximates the number of shares of Common Stock currently held by Christiana, the Christiana Merger is expected to have no material effect on the outstanding number of shares of Common Stock or equity of the Company.

      The Christiana Merger is subject to various conditions, including approval by the stockholders of the Company and Christiana, the receipt of required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Christiana Merger will close, the Company currently anticipates that the acquisition will be consummated shortly after receipt of such regulatory approvals and the approval of the Christiana Merger by the shareholders of the Company and Christiana, and the approval of the Logistic sale by the stockholders of Christiana.

      On May 1, 1997, the Company acquired GulfMark pursuant to a merger in which approximately 4.4 million shares of Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in the transaction consisted of approximately 4.4 million shares of Common Stock, an erosion control business and certain other miscellaneous assets. Because the number of shares of Common Stock issued in the GulfMark acquisition approximated the number of shares of Common Stock held by GulfMark prior to the acquisition, the GulfMark acquisition had no material effect on the outstanding number of shares of Common Stock or equity of the Company. The shares of Common Stock received pursuant to this transaction are classified as "Treasury Stock, at Cost" in the accompanying Consolidated Balance Sheet.

      FORWARD-LOOKING STATEMENTS

      Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future sales, earnings, margins, production levels and costs, expected savings from acquisitions and plant expansions, demand for products, product deliveries, market trends in the oil and gas industry and the oilfield service sector thereof, research and development, environmental and other expenditures, currency fluctuations and various business trends. See "Management's Discussion and Analysis - General-Market Trends" and "Business-Risk Factors". Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

      Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, whether and for how long the current pricing trend for oil will continue and the effect thereof on the demand and price of the Company's products, changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, the impact of the economic downturn in Southeast Asia on the worldwide economies and associated demand for oil, world-wide political stability and economic growth, including currency fluctuations, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans and manufacturing consolidations and restructurings, performance issues with key suppliers and subcontractors, the ability of the Company to maintain price increases and market shares, raw material costs changes, collective bargaining labor disputes, regulatory uncertainties and legal proceedings. Future results will also be dependent upon the ability of the Company to successfully complete and integrate its proposed acquisition of Weatherford, as well as its ability to continue to identify and complete successful acquisitions at acceptable prices, integrate those acquisitions with the Company's other operations and penetrate existing and new markets.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                             PAGE
                                                                                             ----
     Report of Independent Public Accountants...........................................      24
     Consolidated Balance Sheets - December 31, 1997 and 1996...........................      25
     Consolidated Statements of Income, for each of the three years in the
       period ended December 31, 1997...................................................      26
     Consolidated Statements of Stockholders' Equity, for each of the three
       years in the period ended December 31, 1997......................................      27
     Consolidated Statements of Cash Flows, for each of the three years in
       the period ended December 31, 1997...............................................      28
     Notes to Consolidated Financial Statements.........................................      29

     Financial Statement Schedule:
        II. Valuation and Qualifying Accounts and Allowances............................      53

All other schedules are omitted because they are not required or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EVI, Inc.:

     We have audited the accompanying consolidated balance sheets of EVI, Inc. (formerly Energy Ventures, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EVI, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP

Houston, Texas
January 29, 1998

                           EVI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                   1997           1996
                                                                                -----------    -----------
                                                                                     (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents ..............................................   $    31,863    $   223,966
     Accounts Receivable, Net of Allowance for Uncollectible Accounts
       of $1,006,000 in 1997 and $583,000 in 1996 ...........................       265,307        119,152
     Inventories ............................................................       286,763        157,631
     Marketable Securities ..................................................            --         23,841
     Deferred Tax Asset .....................................................        33,638         27,643
     Other Current Assets ...................................................        13,454          6,448
                                                                                -----------    -----------
                                                                                    631,025        558,681
                                                                                -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Land, Buildings and Other Property .....................................       118,979         51,037
     Machinery and Equipment ................................................       238,860        154,945
     Furniture and Vehicles .................................................        29,398         16,339
                                                                                -----------    -----------
                                                                                    387,237        222,321
     Less:  Accumulated Depreciation ........................................        85,520         49,597
                                                                                -----------    -----------
                                                                                    301,717        172,724
                                                                                -----------    -----------

GOODWILL, NET ...............................................................       403,328        102,474
OTHER ASSETS ................................................................        29,996         18,964
                                                                                -----------    -----------
                                                                                $ 1,366,066    $   852,843
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-Term Borrowings ..................................................   $    24,243    $     4,451
     Current Portion of Long-Term Debt ......................................        10,355          3,622
     Accounts Payable .......................................................       156,829         80,783
     Accrued Salaries and Benefits ..........................................        33,904         11,817
     Current Tax Liability ..................................................        13,913         81,916
     Other Accrued Liabilities ..............................................        74,921         50,537
                                                                                -----------    -----------
                                                                                    314,165        233,126
                                                                                -----------    -----------

LONG-TERM DEBT ..............................................................        43,198        126,710
DEFERRED INCOME TAXES AND OTHER .............................................        78,970         38,923
5% CONVERTIBLE SUBORDINATED PREFERRED EQUIVALENT DEBENTURES..................       402,500             --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common Stock, $1 Par Value, Authorized 80,000,000 Shares, Issued
       51,890,823 Shares in 1997 and 45,929,250 Shares in 1996 ..............        51,891         45,930
     Capital in Excess of Par Value .........................................       410,442        258,721
     Treasury Stock, at Cost ................................................      (152,344)        (2,569)
     Retained Earnings ......................................................       231,943        158,333
     Cumulative Foreign Currency Translation Adjustment .....................       (14,699)        (8,712)
     Unrealized Gain on Marketable Securities ...............................            --          2,381
                                                                                -----------    -----------
                                                                                    527,233        454,084
                                                                                -----------    -----------
                                                                                $ 1,366,066    $   852,843
                                                                                ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EVI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 1997         1996         1995
                                                               ---------    ---------    ---------
                                                             (in thousands, except per share amounts)
REVENUES ...................................................   $ 892,264    $ 478,020    $ 271,675
                                                               ---------    ---------    ---------

COSTS AND EXPENSES:
     Cost of Sales .........................................     639,758      373,509      205,230
     Selling, General and Administrative Attributable to
          Segments .........................................     103,193       51,885       43,357
     Corporate General and Administrative ..................       7,309        6,339        5,123
                                                               ---------    ---------    ---------
                                                                 750,260      431,733      253,710
                                                               ---------    ---------    ---------
OPERATING INCOME ...........................................     142,004       46,287       17,965
                                                               ---------    ---------    ---------

OTHER INCOME (EXPENSE):
     Interest Income .......................................       5,699        2,163           21
     Interest Expense ......................................     (23,134)     (16,454)     (16,287)
     Gain on Sale of Marketable Securities .................       3,352           --           --
     Other, Net ............................................         733         (450)         663
                                                               ---------    ---------    ---------
                                                                 (13,350)     (14,741)     (15,603)
                                                               ---------    ---------    ---------
INCOME BEFORE INCOME TAXES .................................     128,654       31,546        2,362
PROVISION (BENEFIT) FOR INCOME TAXES .......................      44,959        7,041         (240)
                                                               ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS ..........................      83,695       24,505        2,602
INCOME FROM DISCONTINUED OPERATIONS,
     NET OF TAXES ..........................................          --        7,468        8,709
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS,
     NET OF TAXES ..........................................          --       66,924           --
EXTRAORDINARY CHARGE, NET OF TAXES .........................      (9,010)        (731)          --
                                                               ---------    ---------    ---------
NET INCOME .................................................   $  74,685    $  98,166    $  11,311
                                                               =========    =========    =========

BASIC EARNINGS PER SHARE:
     Income From Continuing Operations .....................   $    1.81    $    0.60    $    0.09
     Income From Discontinued Operations ...................          --         0.18         0.29
     Gain on Disposal of Discontinued Operations ...........          --         1.65           --
     Extraordinary Charge ..................................       (0.19)       (0.02)          --
                                                               ---------    ---------    ---------
     Net Income Per Share ..................................   $    1.62    $    2.41    $    0.38
                                                               =========    =========    =========

     Basic Weighted Average Shares Outstanding .............      46,243       40,706       29,448
                                                               =========    =========    =========

DILUTED EARNINGS PER SHARE:
     Income From Continuing Operations .....................   $    1.77    $    0.59    $    0.09
     Income From Discontinued Operations ...................          --         0.18         0.29
     Gain on Disposal of Discontinued Operations ...........          --         1.62           --
     Extraordinary Charge ..................................       (0.19)       (0.02)          --
                                                               ---------    ---------    ---------
     Net Income Per Share ..................................   $    1.58    $    2.37    $    0.38
                                                               =========    =========    =========

     Diluted Weighted Average Shares Outstanding ...........      47,367       41,489       29,727
                                                               =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EVI, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     CUMULATIVE
                                                                                                      FOREIGN
                                               COMMON STOCK            CAPITAL IN                     CURRENCY
                                         ---------------------------    EXCESS OF       RETAINED    TRANSLATION
                                            SHARES          $1 PAR         PAR          EARNINGS      ADJUSTMENT
                                         ------------      ---------   ----------     ----------     ----------
                                                          (in thousands, except number of shares)
Balance at December 31, 1994 ...           25,508,498    $   25,508    $   42,388     $   48,856     $   (4,536)
Net Income .....................                   --            --            --         11,311             --
Shares Issued in Connection
  with Acquisition .............            4,510,396         4,510        30,765             --             --
Options Exercised ..............              125,472           126           530             --             --
Issuance of Common Stock .......            6,900,000         6,900        65,748             --             --
Purchase of Treasury Stock,
  at Cost, for Executive
  Deferred Compensation Plan....                   --            --            --             --             --
Foreign Currency
  Translation Adjustment .......                   --            --            --             --         (2,379)
                                           ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1995 ...           37,044,366        37,044       139,431         60,167         (6,915)
Net Income .....................                   --            --            --         98,166             --
Shares Issued in Connection
  with Acquisitions ............            1,625,420         1,626        22,588             --             --
Options Exercised ..............              359,464           360         2,742             --             --
Issuance of Common Stock .......            6,900,000         6,900        93,960             --             --
Purchase of Treasury Stock,
  at Cost, for Executive
  Deferred Compensation Plan ...                   --            --            --             --             --
Foreign Currency
  Translation Adjustment .......                   --            --            --             --         (1,797)
Unrealized Gain on
  Marketable Securities ........                   --            --            --             --             --
                                           ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1996 ...           45,929,250        45,930       258,721        158,333         (8,712)

Net Income .....................                   --            --            --         74,685             --
Effect of Immaterial Pooling....              946,294           946          (717)        (1,075)            --
Replacement Shares (Shares
  Acquired) from GulfMark
  Merger .......................            4,471,143         4,471       142,788             --             --
Options Exercised ..............              544,136           544         3,056             --             --
Tax Benefit Associated with
  Options Exercised ............                   --            --         6,594             --             --
Purchase of Treasury Stock,
  at Cost, for Executive
  Deferred Compensation Plan                       --            --            --             --             --
Foreign Currency
  Translation Adjustment .......                   --            --            --             --         (5,987)
Realized Gain on Sale of
  Marketable Securities ........                   --            --            --             --             --
                                           ----------    ----------    ----------     ----------     ----------
Balance at December 31,1997 ....           51,890,823    $   51,891    $  410,442     $  231,943     $  (14,699)
                                           ==========    ==========    ==========     ==========     ==========
                                                                 UNREALIZED
                                         TREASURY STOCK           GAIN ON         TOTAL
                                   -------------------------     MARKETABLE    STOCKHOLDERS'
                                     SHARES         AMOUNT       SECURITIES       EQUITY
                                   ----------     ----------     ----------     ----------
                                          (in thousands, except number of shares)
Balance at December 31, 1994 ...     (188,418)    $   (1,303)    $       --     $  110,913
Net Income .....................           --             --             --         11,311
Shares Issued in Connection
  with Acquisition .............           --             --             --         35,275
Options Exercised ..............           --             --             --            656
Issuance of Common Stock .......           --             --             --         72,648
Purchase of Treasury Stock,
  at Cost, for Executive
  Deferred Compensation Plan ...      (38,784)          (358)            --           (358)
Foreign Currency
  Translation Adjustment .......           --             --             --         (2,379)
                                   ----------     ----------     ----------     ----------
Balance at December 31, 1995 ...     (227,202)        (1,661)            --        228,066
Net Income .....................           --             --             --         98,166
Shares Issued in Connection
  with Acquisitions ............           --             --             --         24,214
Options Exercised ..............           --             --             --          3,102
Issuance of Common Stock .......           --             --             --        100,860
Purchase of Treasury Stock,
  at Cost, for Executive
  Deferred Compensation Plan....      (44,206)          (908)            --           (908)
Foreign Currency
  Translation Adjustment .......           --             --             --         (1,797)
Unrealized Gain on
  Marketable Securities ........           --             --          2,381          2,381
                                   ----------     ----------     ----------     ----------
Balance at December 31, 1996 ...     (271,408)        (2,569)         2,381        454,084
Net Income .....................           --             --             --         74,685
Effect of Immaterial Pooling....           --             --             --           (846)
Replacement Shares (Shares
  Acquired) from GulfMark
  Merger .......................   (4,470,860)      (147,259)            --             --
Options Exercised ..............           --             --             --          3,600
Tax Benefit Associated with
  Options Exercised ............           --             --             --          6,594
Purchase of Treasury Stock,
  at Cost, for Executive
  Deferred Compensation Plan....      (48,265)        (2,516)            --         (2,516)
Foreign Currency
  Translation Adjustment .......           --             --             --         (5,987)
Realized Gain on Sale of
  Marketable Securities ........           --             --         (2,381)        (2,381)
                                   ----------     ----------     ----------     ----------
Balance at December 31,1997 ....   (4,790,533)    $ (152,344)    $       --     $  527,233
                                   ==========     ==========     ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EVI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1997          1996          1995
                                                                           ---------     ---------     ---------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income .......................................................    $  74,685     $  98,166     $  11,311
     Adjustments to Reconcile Net Income to Net Cash Provided
       (Used) by Operating Activities:
       Depreciation and Amortization ..................................       33,653        16,771        12,446
       Net Income from Discontinued Operations ........................           --        (7,468)       (8,709)
       Gain on Disposal of Discontinued Operations, Net ...............           --       (66,924)           --
       Gain on Sale of Marketable Securities ..........................       (3,352)           --            --
       Extraordinary Charge on Prepayment of Debt, Net ................        9,010           731            --
       Deferred Income Tax Provision (Benefit) from Continuing
          Operations ..................................................       23,911        (7,965)        2,109
       Tax Dispute Settlement .........................................           --        (6,412)           --
       Provision for Uncollectible Accounts Receivable ................          390           486           252
       Change in Assets and Liabilities, Net of Effects of Businesses
         Acquired:
         Accounts Receivable ..........................................      (62,922)      (20,853)      (16,104)
         Inventories ..................................................      (69,156)      (16,296)      (33,076)
         Other Current Assets .........................................       (7,304)        2,469        (5,283)
         Accounts Payable .............................................       11,335        17,196        17,045
         Accrued Salaries and Benefits and Other ......................      (10,710)      (10,123)      (10,246)
         Other Assets .................................................       (5,031)       (2,697)        1,661
         Other, Net ...................................................       (7,842)       (1,271)        1,193
                                                                           ---------     ---------     ---------
           Net Cash Used by Continuing Operations .....................      (13,333)       (4,190)      (27,401)
           Net Cash Provided by Discontinued Operations ...............           --         8,294        10,745
                                                                           ---------     ---------     ---------
           Net Cash Provided (Used) by Operating Activities ...........      (13,333)        4,104       (16,656)
                                                                           ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Businesses, Net of Cash Acquired ..................     (319,755)      (87,814)       (8,105)
     Capital Expenditures for Property, Plant and Equipment ...........      (62,560)      (25,890)      (11,132)
     Proceeds from Disposal of Discontinued Operations ................           --       306,854            --
     Acquisitions and Capital Expenditures of Discontinued
       Operations .....................................................           --       (63,136)      (22,884)
     Income Taxes Paid on Disposal of Discontinued Operations .........      (62,808)           --            --
     Proceeds From Sale of Marketable Securities ......................       23,352            --            --
                                                                           ---------     ---------     ---------
         Net Cash Provided (Used) by Investing Activities .............     (421,771)      130,014       (42,121)
                                                                           ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of 5% Convertible Subordinated Preferred
       Equivalent Debentures, Net .....................................      390,911            --            --
     Issuance of Common Stock, Net ....................................           --       100,860        72,648
     Tender of Senior Notes ...........................................     (119,980)           --            --
     Termination Costs on Retirement of Debt ..........................      (10,752)       (1,125)           --
     Repayments Under Revolving Lines of Credit, Net ..................       21,319        (1,653)      (11,105)
     Repayments on Term Debt, Net .....................................      (30,475)      (11,711)       (2,434)
     Other Financing Activities, Net ..................................       (8,022)          592           298
                                                                           ---------     ---------     ---------
         Net Cash Provided by Financing Activities ....................      243,001        86,963        59,407
                                                                           ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ......................................................     (192,103)      221,081           630
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................      223,966         2,885         2,255
                                                                           ---------     =========     =========
CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................    $  31,863     $ 223,966     $   2,885
                                                                           =========     =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EVI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

       EVI, Inc., formerly Energy Ventures, Inc. (together with its subsidiaries, the "Company"), is an international manufacturer and supplier of oilfield equipment. The Company manufactures drill pipe, premium tubulars and a complete line of artificial lift and production equipment used in the exploration and production of oil and natural gas.

     PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of EVI, Inc., and all majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     RECLASSIFICATIONS AND RESTATEMENTS

       Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1997 classifications. The consolidated financial statements have been restated to reflect the Company's May 1997 two-for-one stock split and the adoption of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share. See Note 8.

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

     MARKETABLE SECURITIES

       Investments in marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities, and accordingly, these investments are recorded at their fair market value with unrealized gains or losses recorded as a separate component of stockholders' equity. The Company has classified these investments as available for sale with any other than temporary decline in fair value of securities charged to earnings. In April 1997, the Company sold its marketable securities, comprised of approximately 3.1 million shares of Parker Drilling Company ("Parker") common stock, pursuant to a public offering effected by Parker. As a result, the Company received net proceeds of approximately $23.4 million and recognized a pre-tax gain of approximately $3.4 million.

     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of renewals, replacements and betterments are capitalized. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives for the respective categories. The useful lives of the major classes of property, plant and equipment are as follows:

                                                                       LIFE
                                                                  ----------------
        Buildings..............................................   15  -  40 years
        Machinery and equipment................................    5  -  20 years
        Furniture and vehicles.................................    3  -   7 years

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     INTANGIBLE ASSETS AND AMORTIZATION

       The Company's intangible assets are comprised primarily of goodwill and identifiable intangible assets, principally patents and technology licenses. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any applicable assets may not be recoverable. In assessing recoverability of such assets, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of goodwill. The goodwill is being amortized on a straight-line basis over the lesser of the estimated useful life or 40 years. Other identifiable intangible assets, included as a component of other assets, are amortized on a straight-line basis over the years expected to be benefited, ranging from 5 to 15 years.

       Amortization expense for goodwill and other intangible assets was approximately $5.5 million, $2.1 million and $1.3 million for 1997, 1996 and 1995, respectively. Accumulated amortization for goodwill at December 31, 1997 and 1996 was $7.5 million and $3.5 million, respectively.

     STOCK-BASED COMPENSATION

       The intrinsic value method of accounting is used for stock-based employee compensation whereby no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of the Company's common stock, $1.00 par value, (the "Common Stock") on the grant date. See Note 8 for pro forma information required under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation.

     FOREIGN CURRENCY TRANSLATION

       Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are included as a separate component of stockholders' equity. Currency transaction gains and losses are reflected in income for the period.

     ACCOUNTING FOR INCOME TAXES

       Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     REVENUE RECOGNITION

       The Company recognizes revenue as products are shipped or accepted by the customer. Service revenues are recognized as services are performed.

     EARNINGS PER SHARE

       In 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 which replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997. All historical earnings per share data included herein has been restated to reflect the adoption of SFAS No. 128.

       Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

income by the weighted average number of shares of common stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option plans (see Note 8). The effect of the 5% Convertible Subordinated Preferred Equivalent Debentures (the "Debentures") on diluted earnings per share is anti-dilutive and, thus, has no impact.

       The following reconciles basic and diluted weighted average shares:

                                                                    DECEMBER 31,
                                                      -----------------------------------
                                                         1997         1996         1995
                                                      ---------    ---------    ---------
                                                                 (in thousands)
      Basic weighted average number of
        shares outstanding .......................       46,243       40,706       29,448
      Dilutive effect of stock option plans ......        1,124          783          279
                                                      ---------    ---------    ---------
      Dilutive weighted average number of
        shares outstanding .......................       47,367       41,489       29,727
                                                      =========    =========    =========

     FUTURE REPORTING REQUIREMENTS

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements and is effective for years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the first quarter of 1998. Had SFAS No. 130 been adopted as of December 31, 1997, the primary adjustments and reclassifications to reflect net income on a comprehensive income basis for the years presented would have consisted of foreign currency translation adjustments and the effect of unrealized and realized gains on marketable securities.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, effective for years beginning after December 31, 1997, requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 in 1998 and is reviewing its segments in light of SFAS No. 131.

       In 1998 the FASB issued Statement of Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 will be effective for years beginning after January 15, 1997. Had the Company adopted SFAS No. 132 as of December 31, 1997, it would have had no impact on the consolidated financial statements of the Company.

2. SUPPLEMENTAL CASH FLOW INFORMATION

       For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       Cash paid during the years ended December 31, 1997, 1996, and 1995 for interest and income taxes (net of refunds) was as follows:

                                                                       1997             1996              1995
                                                                   -------------    -------------     -------------
                                                                                    (in thousands)

    Interest paid...........................................       $    23,801      $    15,242       $    15,254
    Income taxes paid, net of refunds.......................       $    83,286      $     6,715       $     1,529

       During the years ended December 31, 1997, 1996 and 1995 there were noncash investing activities of $24.4 million, $1.7 million and $3.6 million, respectively, relating to capital leases.

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     The following summarizes investing activities relating to acquisitions:

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     1997          1996          1995
                                                  ---------     ---------     ---------
                                                              (in thousands)
Fair value of assets, net of cash acquired ...    $ 212,731     $ 103,138     $  42,583
Goodwill .....................................      304,926        68,352        22,477
Total liabilities ............................     (197,902)      (59,462)      (21,680)
Common Stock issued ..........................           --       (24,214)      (35,275)
                                                  ---------     ---------     ---------
Cash consideration, net of cash acquired .....    $ 319,755     $  87,814     $   8,105
                                                  =========     =========     =========

     During the year ended December 31, 1997, there were noncash financing activities of $6.6 million relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

3. INVENTORIES

     Inventories by category are as follows:

                                                             DECEMBER 31,
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
                                                            (in thousands)
    Raw materials and components .............       $  141,349       $   88,595
    Work in process ..........................           46,498           20,889
    Finished goods ...........................           88,522           39,129
    Supplies .................................           10,394            9,018
                                                     ----------       ----------
                                                     $  286,763       $  157,631
                                                     ==========       ==========

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

4. ACQUISITIONS AND DISPOSITIONS

     On December 3, 1997, the Company completed the acquisition of all of the outstanding shares of BMW Monarch (Lloydminster) Ltd. ("BMW Monarch") and BMW Pump, Inc. ("BMW Pump") for aggregate consideration of approximately $91.5 million in cash and $14.3 million in assumed debt. BMW Pump is a Canadian-based manufacturer of progressing cavity pumps and BMW Monarch is a Canadian supplier of progressing cavity pumps as well as other production related oilfield products.

     The allocation of the purchase price to the fair market value of the net assets acquired in the BMW Monarch and BMW Pump acquisitions are subject to revision as the purchase price is subject to adjustment pending the resolution of certain asset valuations which must be agreed to by the buyer and seller. The Company believes the ultimate resolution to the cost of the acquisition will not have a material impact on the assets acquired or the Company's results of operations as a result of such revision.

     On December 2, 1997, the Company completed the acquisition of all of the capital stock of Trico Industries, Inc., ("Trico") in exchange for $105.0 million in cash and the assumption of $8.7 million of debt. Trico is a Texas-based manufacturer and distributor of sub-surface reciprocating pumps, sucker rods, accessories and hydraulic lift systems. The allocation of the purchase price to the fair market values of the net assets acquired in the Trico acquisition is based on preliminary estimates of the fair market value of property, plant and equipment and is subject to revision subsequent to the completion of an independent appraisal. The Company does not currently expect any material adjustments from the preliminary estimates used in determining the asset valuations.

     On August 25, 1997, the Company completed the acquisition of XLS Holding, Inc. ("XL") in a transaction accounted for as a pooling of interests. XL designs, manufactures and markets high performance connectors for

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

marine applications such as conductors, risers and offshore structural components. In connection with the acquisition, the Company issued approximately
0.9 million shares of Common Stock in exchange for all of the equity interests of XL. As the effect of this business combination is not significant, prior period financial statements were not restated.

     On August 8, 1997, the Company completed the acquisition of McAllister Petroleum Services, Ltd. ("McAllister"), a Calgary, Canada-based manufacturer and marketer of inflatable packers and electronic temperature/pressure instrumentation, for approximately $24.6 million.

     On May 1, 1997, the Company acquired GulfMark International, Inc. ("GulfMark") pursuant to a merger in which approximately 4.4 million shares of Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in this transaction consisted of approximately 4.4 million shares of Common Stock, an erosion control company and certain other miscellaneous assets. The 4.4 million shares of Common Stock acquired are classified as "Treasury Stock, at Cost" on the accompanying consolidated balance sheet. Because the number of shares of Common Stock issued in the GulfMark acquisition approximated the number of shares of Common Stock held by GulfMark prior to the acquisition, the GulfMark acquisition had no material effect on the outstanding number of shares of Common Stock or equity of the Company.

     On April 14, 1997, the Company acquired TA Industries, Inc. ("TA"), a manufacturer of premium couplings and premium accessories, for approximately $44.1 million in cash and $19.7 million of assumed debt.

     On March 14, 1997, the Company acquired the assets of Griffin Legrand ("Griffin") for total cash consideration of approximately $20.5 million. Griffin, based in Calgary, Canada, designs, manufactures and markets progressing cavity pumps and conventional pumping units.

     On December 10, 1996, the Company acquired Arrow Completion Systems ("Arrow"), a Texas-based packer manufacturer for total cash consideration of approximately $22.0 million.

     On October 1, 1996, the Company acquired the stock of Irmaos Geremia Ltd. ("Geremia"), a Porto Alegre, Brazil-based designer, manufacturer and marketer of progressing cavity pumps, for approximately $24.5 million in cash and assumed debt.

     On September 4, 1996, the Company acquired Superior Tube Limited ("Superior"), an Alberta, Canada-based premium tubular manufacturer, for total cash consideration of approximately $16.0 million.

     On August 5, 1996, the Company acquired Tubular Corporation of America, Inc. ("TCA") for approximately 1.0 million shares of Common Stock, $14.4 million in cash, a $0.7 million note due January 1997 and assumed debt of approximately $15.0 million.

     On May 3, 1996, the Company acquired ENERPRO International, Inc. ("ENERPRO"), a manufacturer of premium threads and thread connections, for 0.6 million shares of Common Stock and the assumption of approximately $3.1 million in indebtedness.

     In February 1996, the Company sold its United States retail store distribution system to Continental Emsco for approximately $7.5 million. The consideration received in the sale approximated the net book value of the assets sold, resulting in no material gain or loss.

     The Company has also effected various other 1997 and 1996 acquisitions for a total consideration of approximately $39.1 million and $5.1 million, respectively.

     The acquisitions discussed above, with the exception of XL which was accounted for as an immaterial pooling of interests, were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Consolidated Statements of Income from their respective dates of acquisition.

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     The following table presents selected unaudited consolidated financial information for the Company on a pro forma basis assuming the August 1996 TCA acquisition, the May 1997 GulfMark acquisition and the December 1997 acquisitions of Trico, BMW Pump and BMW Monarch had occurred on January 1, 1996. All other 1997 and 1996 acquisitions are not material individually nor in the aggregate for each applicable year, therefore pro forma information is not presented. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transaction been consummated as of January 1, 1996, or that may be achieved in the future.

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                  -------------------------------
                                                                     1997              1996
                                                                  -------------    --------------
                                                                           (unaudited)
                                                                    (in thousands, except per
                                                                          share amounts)
     Revenues..................................................... $1,048,388        $   692,849
     Income from continuing operations............................     92,720             37,005
     Net income...................................................     83,710            110,666
     Earnings per common share from continuing operations:
       Basic......................................................       2.01               0.90
       Diluted....................................................       1.96               0.88

5. PLANT CLOSURES

     The Company adopted a plan to close its Bastrop, Texas tool joint manufacturing facility and to combine its two packer facilities through the closure of one facility in Arlington, Texas in the fourth quarter of 1996. In connection with these decisions, the Company incurred a charge of $5.8 million associated with these closures. Of this charge, $4.3 million related to the tool joint facility closure and relocation of equipment from this facility and $1.5 million related to the consolidation of its packer facilities and the closure of one of the plants. The Company incurred $3.8 million in 1996 for costs associated with these actions during 1996, including costs relating to the relocation of equipment at its Bastrop facility to other facilities. The Company also accrued $2.0 million as part of the $5.8 million charge for exit costs that it expected to be incurred in 1997 relating to the closure of its Bastrop and Arlington facilities. Such costs included $0.8 million for severance and termination costs, $0.9 million for the reduction in the carrying value of its Bastrop facility in light of the intended plan of disposition of the facility and $0.3 million for the termination of the Arlington lease. Approximately 400 employees were affected by these closures. The closure of both the Bastrop and Arlington facilities had been substantially completed by June 1997.

6. DISCONTINUED OPERATIONS

     On November 11, 1996, the Company completed the sale of its contract drilling segment which was comprised of the Mallard Bay contract drilling division ("Mallard Division") to Parker, in exchange for cash of approximately $306.9 million and approximately 3.1 million shares of Parker common stock valued by the Company at approximately $20.0 million. The Company reported a net gain on the disposal of the Mallard Division of $66.9 million, net of taxes of $44.6 million.

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     The results of operations for the Mallard Division are reflected in the accompanying Consolidated Statements of Income as "Discontinued Operations, Net of Taxes". Condensed results of the Mallard Division discontinued operations were as follows:

                                                      ELEVEN
                                                    MONTHS ENDED      YEAR ENDED
                                                     NOVEMBER 11,     DECEMBER 31,
                                                        1996             1995
                                                     ----------       ----------
                                                           (in thousands)
     Revenues ................................       $   81,310       $   79,912
                                                     ----------       ----------
     Income before income taxes ..............           11,490           14,029
     Provision for income taxes ..............            4,022            5,320
                                                     ----------       ----------
     Net income ..............................       $    7,468       $    8,709
                                                     ==========       ==========

7. DEBT

     SHORT-TERM BORROWINGS AND LINES OF CREDIT

                                                                            DECEMBER 31,
                                                                      1997              1996
                                                                   ----------        ----------
                                                                           (in thousands)
     Revolving credit facilities ...........................       $   24,243        $    2,924
     Other .................................................               --             1,527
                                                                   ----------        ----------
                                                                   $   24,243        $    4,451
                                                                   ==========        ==========

     Weighted average interest rate on short-term
       borrowings outstanding during the year ..............             6.63%             8.48%
     Average borrowings during the year ....................       $   14,277        $   23,871
     Maximum borrowings outstanding during the year ........       $   47,688        $   57,619

       In June 1996, the Company entered into a $120.0 million working capital facility and terminated the Company's prior U.S. working capital facility which resulted in an extraordinary charge of approximately $0.7 million, net of taxes of $0.4 million. The facility contains customary affirmative and negative covenants relating to working capital, earnings and net worth. Borrowings under this facility accrued interest at a variable rate based on prime or LIBOR, 8.75% at December 31, 1997, and were due on demand. At December 31, 1997, no debt was outstanding on this facility, however, approximately $5.5 million had been used to support outstanding letters of credit.

       In August 1997, the Company entered into a Canadian line of credit agreement which provides for up to $31.5 million ($45.0 million Canadian). The facility contains customary affirmative and negative covenants relating to working capital, earnings and net worth. Borrowings accrued interest at a variable rate, approximately 5.46% at December 31, 1997 and were due on demand.

       In February 1998, the Company entered into a new $250.0 million working capital facility, consisting of a $200.0 million U.S. and a $50.0 million Canadian credit facilities, and terminated both the $120.0 million U.S. and $31.5 million Canadian working capital facilities (See Note 13).

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     LONG-TERM DEBT

                                                                                            DECEMBER 31,
                                                                                       -----------------------
                                                                                         1997           1996
                                                                                       --------       --------
                                                                                           (in thousands)
       Debentures with an effective interest rate of 5%, due 2027 ..............       $402,500       $     --
                                                                                       ========       ========

       Senior Notes with an effective interest rate of 10 1/4%, due 2004 .......       $     20       $120,000
       Industrial Revenue Bonds with a variable interest rate, 4.46%
         at December 31, 1997, due 2002 ........................................          8,730             --
       Capital lease obligations under various agreements ......................         27,383          5,475
       Other ...................................................................         17,420          4,857
                                                                                       --------       --------
                                                                                         53,553        130,332
       Less:  amounts due in one year ..........................................         10,355          3,622
                                                                                       --------       --------
       Long-term debt ..........................................................       $ 43,198       $126,710
                                                                                       ========       ========

       In November 1997, the Company completed a private placement of $402.5 million principal amount of 5% Convertible Subordinated Preferred Equivalent Debentures (the "Debentures"). The net proceeds from the Debentures were $390.9 million. The Debentures are convertible at a price of $80 per share of Common Stock. The Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Company also has the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at anytime when the Company is not in default in the payment of interest. As evidenced by market transactions, the estimated fair value of the Debentures was $368.8 million as of December 31, 1997.

       In December 1997, the Company completed a cash tender offer and consent solicitation (the "Tender Offer") relating to the Company's outstanding $120.0 million 10 1/4% Senior Notes due 2004 (the "Senior Notes"). An aggregate of $119.98 million principal amount of the Senior Notes were validly tendered by the Company pursuant to the Tender Offer. The prepayment of the Senior Notes resulted in an extraordinary charge, net of taxes of $5.6 million, of $9.0 million, or $0.19 per basic share, for the year ended December 31, 1997. The extraordinary charge consists of prepayment fees, other professional fees and the write off of unamortized debt issuance costs. At December 31, 1996, the estimated fair value of the Senior Notes was $126.0 million.

       In connection with the Company's acquisition of Trico on December 2, 1997, the Company assumed $8.7 million of Variable Rate Demand Industrial Development Revenue Refunding Bonds (the "Bonds"). The interest rate is floating, 4.46% at December 31, 1997. Contract terms require interest only payments to maturity, occurring in December 2002. In connection with the Bonds, the Company has a letter of credit of $9.2 million.

       Upon the completion of the expansion of the Veracruz, Mexico tool joint manufacturing facility, the Company recorded the obligation of $16.3 million under its lease to reflect the terms thereof.

       The following is a summary of scheduled long-term debt maturities by year (in thousands):

      1998.................................................... $   10,355
      1999....................................................      8,963
      2000....................................................      7,853
      2001....................................................      4,675
      2002....................................................     12,354
      Thereafter..............................................    411,853
                                                               ----------
                                                               $  456,053
                                                               ==========

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

8. STOCKHOLDERS' EQUITY

     STOCK SPLIT

       At the Company's annual stockholders meeting on May 6, 1997, the stockholders approved a two-for-one split of the Common Stock, through a stock dividend and related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of Common Stock from 40.0 million shares to 80.0 million shares. As a result of the stock split, all stock and per share data contained herein have been restated to reflect the effect of the two-for-one stock split.

     PUBLIC STOCK OFFERINGS

       On July 25, 1996, the Company completed a public offering of 6.9 million shares of Common Stock. The net proceeds of this offering were approximately $100.9 million. The Company also completed a public offering early in the fourth quarter of 1995, of 6.9 million shares of Common Stock. The net proceeds of that offering were approximately $72.6 million.

     STOCK OPTION PLANS

       In May 1981, the Company's stockholders approved the Company's Employee Stock Option Plan ("Option Plan"), a non-qualified stock option plan. The plan expired in May 1991.

       The Company maintains a Non-Employee Director Stock Option Plan ("Director Plan"), a non-qualified stock option plan. Under the Director Plan, options to purchase up to an aggregate of 1.0 million shares of Common Stock may be granted to non-employee directors of the Company. Options to purchase 10,000 shares of Common Stock are automatically granted to each non-employee director on the date of their initial election and their re-election. At December 31, 1997, approximately 0.6 million shares were available for the granting of options.

       The Company also has in effect a 1992 Employee Stock Option Plan ("ESO Plan"). Under the ESO Plan, options to purchase up to an aggregate of 2.0 million shares of Common Stock may be granted to officers and key employees of the Company (including directors who are also key employees) and its subsidiaries. At December 31, 1997, approximately 0.3 million were available for granting of such options.

       Stock options vest after one to five years and expire after ten years from the date of grant. Information about the above stock option plans for the three years ended December 31, 1997, is set forth below:

                                                                                                           WEIGHTED
                                                                                                           AVERAGE
                                                               NUMBER              RANGE OF                EXERCISE
                                                                 OF                EXERCISE                 PRICE
                                                               SHARES               PRICES                PER SHARE
                                                             ------------   ------------------------    ---------------
Options outstanding, December 31, 1994................        1,279,472       $ 1.35    - $ 11.94      $     7.26
     Granted  ........................................          254,000         6.88    -    9.00            8.45
     Exercised........................................         (125,472)        1.35    -    8.25            5.23
                                                             ----------
Options outstanding, December 31, 1995................        1,408,000         4.69    -   11.94            7.60
     Granted  ........................................          570,000        13.07    -   14.75           13.27
     Exercised........................................         (359,464)        5.75    -   11.94            8.63
                                                             ----------
Options outstanding, December 31, 1996................        1,618,536         4.69    -   14.75            9.37
     Granted  ........................................          302,000        27.81    -   32.19           28.83
     Exercised........................................         (544,136)        4.69    -   14.63            6.61
                                                             ----------
Options outstanding, December 31, 1997................        1,376,400         4.69    -   32.19           14.72
                                                             ==========
Options exercisable as of December 31, 1997...........          599,000         4.69    -   14.63            9.72
                                                             ==========

       The 1.4 million options outstanding at December 31, 1997, have a weighted average remaining contractual life of 5.1 years. The 0.6 million options exercisable at December 31, 1997, have a weighted average remaining

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

contractual life of 4.0 years. The weighted average fair value of the options granted in 1997, 1996 and 1995 were $17.49, $8.89 and $5.24, respectively.

     STOCK-BASED COMPENSATION

       Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options issued in 1997, 1996 and 1995, respectively: risk-free interest rates: 6.5%, 6.3% and 6.5%; expected lives of seven years; expected volatility of 49%, 53% and 52% and no expected dividends.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS No. 123, only the effects of awards granted after January 1, 1995 are considered in the pro forma calculation.

                                             1997                       1996                        1995
                                  --------------------------- --------------------------  ---------------------------
                                      AS                          AS                           AS
                                    REPORTED     PRO FORMA      REPORTED      PRO FORMA     REPORTED      PRO FORMA
                                  ------------  ------------  ------------- ------------- ------------- -------------
Net income (in thousands)......    $  74,685    $    72,338   $   98,166    $    96,938    $  11,311     $   10,979
Basic earnings per share.......         1.62           1.56         2.41           2.38         0.38           0.37
Diluted earnings per share.....         1.58           1.53         2.37           2.34         0.38           0.37

     PREFERRED STOCK

       The Company is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock. As of December 31, 1997, none had been issued.

     PROFIT SHARING PLANS

       The Company and certain of its subsidiaries have adopted retirement plans which qualify under Section 401(k) of the Internal Revenue Code. The plans generally provide for 40% matching contributions by the Company, up to a maximum liability of 1.2% of each participating employee's annual compensation. The Company, under each plan, also has the right to make additional discretionary matching contributions. Total contributions by the Company under these plans were $0.8 million, $0.5 million and $0.2 million during 1997, 1996 and 1995, respectively.

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

       The Company has established a grantor trust to fund the benefits under the EDC Plan. The funds provided to such trust are invested by a trustee independent of the Company primarily in Common Stock of the Company which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the Common Stock held by the trust has been consolidated for accounting purposes and is included in the accompanying Consolidated Statements of Stockholders' Equity as "Treasury Stock, at Cost" and reflected as such on the Consolidated Balance Sheets.

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

9. INCOME TAXES

     The domestic and foreign components of Income before Income Taxes from Continuing Operations consisted of the following:

                                                                             1997           1996            1995
                                                                          ----------     ----------      ----------
                                                                                       (in thousands)
     Domestic.....................................................        $   86,712     $   22,755      $   (2,840)
     Foreign......................................................            41,942          8,791           5,202
                                                                          ----------     ----------      ----------
                                                                          $  128,654     $   31,546      $    2,362
                                                                          ==========     ==========      ==========

     Total income tax provision (benefit) was recorded as follows:

                                                                             1997           1996           1995
                                                                          ----------     ---------      ----------
                                                                                       (in thousands)
     Income (loss) from continuing operations.....................        $   44,959     $   7,041      $     (240)
     Discontinued operations......................................                --         4,022           5,320
     Gain on disposal of discontinued operations..................                --        44,600              --
     Extraordinary charge.........................................            (5,640)         (394)             --
                                                                          ----------     ---------      ----------
                                                                          $   39,319     $  55,269      $    5,080
                                                                          ==========     =========      ==========

     The Company's provision (benefit) for income taxes of continuing operations for the three years ended December 31, 1997, consisted of:

                                                                             1997           1996            1995
                                                                          ----------     ----------      ----------
                                                                                       (in thousands)
     Current
       U.S. Federal and State.....................................        $   14,754     $   12,161      $   (3,666)
       Foreign....................................................             6,294          2,845           1,317
                                                                          ----------     ----------      ----------
                                                                              21,048         15,006          (2,349)
                                                                          ----------     ----------      ----------
     Deferred
       U.S. Federal and State.....................................            14,419         (9,215)            (17)
       Foreign....................................................             9,492          1,250           2,126
                                                                          ----------     ----------      ----------
                                                                              23,911         (7,965)          2,109
                                                                          ----------     ----------      ----------
                                                                          $   44,959     $    7,041      $     (240)
                                                                          ==========     ==========      ==========

     The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income from continuing operations before income taxes for the three years ended December 31, 1997, in the accompanying Consolidated Statements of Income is analyzed below:

                                                                             1997           1996          1995
                                                                          -----------    -----------   ------------
     Statutory federal income tax rate............................            35.0%          35.0%         35.0%
     Effect of state income tax, net..............................              --            1.1           3.4
     Effect of non-deductible expenses............................             0.9            1.8          14.9
     Utilization of net operating loss carryforward...............            (0.3)          (1.3)        (37.7)
     Effect of foreign income tax, net............................              --           (0.6)        (11.8)
     Foreign losses benefited.....................................              --           (1.8)         (6.4)
     Foreign Sales Corporation benefit............................            (0.3)          (1.0)         (3.3)
     Research and development credit benefit......................              --             --          (8.2)
     Benefit of tax dispute settlement............................              --          (12.7)           --
     Other........................................................            (0.3)           1.8           3.9
                                                                              ----           ----         -----
                                                                              35.0%          22.3%        (10.2)%
                                                                              ====           ====         =====

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

     Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) were as follows:

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                        1997             1996
                                                                                    ------------     ------------
                                                                                            (in thousands)
     Deferred tax assets:
       Domestic and foreign operating losses................................        $      3,362     $      7,505
       Accrued liabilities and reserves.....................................              34,995           36,976
       Foreign taxes on unremitted foreign earnings.........................              16,985            7,443
       Tax benefit transfer leases acquired.................................               3,991            4,807
       Valuation allowance..................................................              (2,212)          (2,630)
                                                                                    ------------     ------------
     Total deferred tax assets..............................................              57,121           54,101
                                                                                    ------------     ------------
     Deferred tax liabilities:
       Property and equipment...............................................             (31,851)         (21,452)
       Unremitted foreign earnings..........................................             (23,517)          (7,971)
       Inventory basis differences..........................................             (12,010)         (11,191)
       Goodwill basis differences...........................................              (4,593)          (5,561)
       Other................................................................                (385)          (2,131)
                                                                                    ------------     ------------
     Total deferred tax liability...........................................             (72,356)         (48,306)
                                                                                    ------------     ------------
     Net deferred tax asset (liability).....................................        $    (15,235)    $      5,795
                                                                                    ============     ============

     At December 31, 1997, the Company had $7.9 million of U.S. net operating losses which were generated by certain subsidiaries prior to their acquisition. The use of these pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of one subsidiary. These U.S. carryforwards, if not utilized, will expire between 2001 and 2009. The Company also had approximately $0.8 million of foreign net operating loss carryforwards of which $0.4 million will expire between 1998 and 2001 and the remainder can be carried forward indefinitely.

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

     The Company has a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. The net change in the valuation allowance for the year ended December 31, 1997 was a decrease of $0.4 million. The net change principally relates to a reduction in the valuation allowance required for certain deferred tax assets which realization became certain during 1997.

     On October 11, 1996, the Company entered into a $3.9 million tax settlement plus accrued interest of $2.5 million with the United States Internal Revenue Service ("I.R.S.") relating to a dispute regarding the tax impact to the Company upon the dissolution of an oil and gas joint venture in 1990. The tax liability with respect to the dissolution had been previously provided for as a deferred tax liability in the Company's consolidated financial statements. This settlement resulted in the Company recognizing a $4.0 million tax benefit in 1996 due to the elimination of certain previously accrued deferred taxes that will no longer be required to be paid as a result of this settlement.

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

     INSURANCE

       The Company is partially self-insured for employee health insurance claims and for workers' compensation claims for certain of its employees. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

11.  COMMITMENTS

     The Company is committed under various noncancelable operating leases which primarily relate to office space and equipment. Total lease expense incurred under noncancelable operating leases was approximately $7.0 million, $5.2 million and $3.8 million for the years ended December 31, 1997, 1996, and 1995, respectively.

     Future minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

     1998 ................................................................       $    8,725
     1999 ................................................................            7,094
     2000 ................................................................            3,999
     2001 ................................................................            2,472
     2002 ................................................................            1,120
     Thereafter...........................................................            5,355
                                                                                 ----------
                                                                                 $   28,765
                                                                                 ==========

     In January 1996, the Company entered into a long-term manufacturing and sales agreement with Oil Country Tubular, Ltd. ("OCTL") pursuant to which OCTL manufactures drill pipe and premium tubulars for the Company on an exclusive basis at OCTL's plant in India.

12.  RELATED PARTY TRANSACTIONS

       The Company incurred legal fees of $1.8 million, $1.6 million and $0.6 million during 1997, 1996 and 1995, respectively, with a law firm in which a director of the Company is a partner.

     In 1997, the Company paid Lehman Brothers Inc., an affiliate of Lehman Brothers Holdings Inc., a major stockholder of the Company, approximately $2.0 million for dealer management fees associated with the Tender Offer of the Senior Notes and the Debenture offering. The Company incurred fees of approximately $6.7 million associated with the Company's public offering and the disposition of the Mallard Division in 1996, and underwriting fees of $4.0 million associated with its public offering in 1995. The fee arrangements associated with these transactions were on terms standard in the industry.

13.  SUBSEQUENT EVENTS

     On December 12, 1997, the Company entered into an agreement to acquire Christiana Companies, Inc. ("Christiana") pursuant to a tax free merger (the "Christiana Merger"), in which approximately 3.9 million shares of the Company's Common Stock will be issued to the stockholders of Christiana. Prior to the Christiana Merger, Christiana will sell two-thirds of its interest (the "Logistic Sale") in Total Logistic Control, LLC ("Logistic"), to C2,

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Inc. for consideration of approximately $10.7 million. Following the Logistic Sale, the remaining assets of Christiana will consist of (i) approximately 3.9 million shares of the Company's Common Stock, (ii) a one-third interest in Logistic, (iii) cash and other assets with a book value of approximately $10.0 million and (iv) a contingent cash payment of up to $10.0 million payable no earlier than five years after the effective date of the Christiana Merger to the extent such funds are not required to satisfy contingent claims against Christiana. Because the number of shares of Common Stock to be issued in the acquisition approximate the number of shares to be acquired, the Christiana Merger will have no material impact on the outstanding number of shares or equity of the Company.

     The Christiana Merger is subject to various conditions, including approval by the stockholders of the Company and Christiana and the receipt of required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Christiana Merger will close, the Company currently anticipates that the acquisition will be consummated shortly after receipt of such regulatory approvals and the approval of the Christiana Merger by the stockholders of the Company and Christiana, and the approval of the Logistic Sale by the stockholders of Christiana.

     On January 12, 1998, the Company completed the acquisition of the Houston Well Screen group of companies ("HWS") from Van der Horst Limited, a Singapore company, for a net purchase price of approximately $27.6 million in cash. The HWS acquisition includes the purchase of Van der Horst USA Inc., which is the holding company of Houston Well Screen Company and of Houston Well Screen Asia Pte Ltd. which has operations in Singapore and Indonesia. HWS makes wedge-wire screen products for use in oil and gas production and other applications.

     On January 15, 1998, the Company completed the acquisition of Taro Industries Limited ("Taro"), an Alberta corporation in which approximately 0.8 million shares of the Company's Common Stock have been issued to the shareholders of Taro in exchange for their shares of Taro stock. Taro is a Canadian provider of well automation, gas compression, and drilling equipment distribution and will be integrated into the Company's production equipment segment.

     EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF INDEPENDENT AUDITOR'S REPORT

     In February 1998, the Company entered into a new credit agreement which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility and terminated both the $120.0 million U.S. and $31.5 million Canadian working capital facilities. Borrowings under the new credit facility bear interest at a variable rate based on either prime or LIBOR and are secured by pledges of various stock of the Company's domestic and foreign subsidiaries. In addition, certain of the Company's domestic subsidiaries are guarantors of the facility.

     The Company's credit facility contains customary affirmative and negative covenants, including debt incurrence tests, interest coverage ratio, negative pledges, acquisitions over certain levels and certain dispositions of assets. In addition, the facility requires the Company to maintain a minimum tangible net worth of at least $454.0 million at December 31, 1997 (as defined in the credit agreement).

     On February 19, 1998, the Company completed the acquisition of Ampscot Equipment Ltd., an Alberta corporation ("Ampscot") for approximately $55.0 million in cash. Ampscot is a Canadian-based manufacturer of pumping units.

     On March 4, 1998, the Company entered into an Agreement and Plan of Merger with Weatherford Enterra, Inc. ("Weatherford") providing for the merger of Weatherford with and into the Company pursuant to an expected tax free merger (the "Merger") in which the stockholders of Weatherford will receive 0.95 of a share of the Company's Common Stock in exchange for each outstanding share of Weatherford common stock, $0.10 par value ("Weatherford common stock"). Based on the number of shares of Weatherford common stock outstanding as of March 3, 1998, a total of approximately 49.1 million shares of the Company's Common Stock would be issued in the Merger. In addition, approximately 1.2 million shares of the Company's Common Stock would be reserved for issuance by the

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Company for outstanding options under Weatherford's benefit plans. The Company will be the surviving corporation and will be renamed EVI Weatherford, Inc.

     The Merger is subject to various conditions, including approval by the stockholders of the Company and Weatherford and the receipt of all required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Merger will close, the Company currently anticipates that the Merger will be consummated shortly after the receipt of such regulatory approvals and the approval of the Merger by the stockholders of the Company and Weatherford.

14.  SEGMENT INFORMATION

     BUSINESS SEGMENTS

       The Company operates through two business segments: drilling products and production equipment. The drilling products segment manufactures drill pipe and high performance tubulars and the production equipment segment manufactures a complete line of artificial lift and production equipment. The Company's products are used in the exploration and production of oil and natural gas.

     Financial information by industry segment for each of the three years ended December 31, 1997, is summarized below. Identifiable assets exclude net assets relating to the Mallard Division of approximately $95.5 million at December 31, 1995. Corporate assets principally include cash and cash equivalents and tax assets and liabilities.

                                                             DRILLING     PRODUCTION
                                                             PRODUCTS      EQUIPMENT      CORPORATE        TOTAL
                                                            -----------   ------------    ----------    -------------
                                                                                 (in thousands)
     1997
       Sales to unaffiliated customers............          $  618,855    $   273,409     $      --     $    892,264
       Operating income (loss)....................             123,810         25,503        (7,309)         142,004
       Identifiable assets........................             675,812        678,782        11,472        1,366,066
       Depreciation and amortization..............              23,610          9,951            92           33,653
       Capital expenditures and other acquisitions
         of property, plant, and equipment........             107,071         62,987         1,324          171,382

     1996
       Sales to unaffiliated customers............          $  342,530    $   135,490     $      --     $    478,020
       Operating income (loss)....................              44,394          8,237        (6,344)          46,287
       Identifiable assets........................             388,096        225,579       239,168          852,843
       Depreciation and amortization..............              11,046          5,642            83           16,771
       Capital expenditures and other acquisitions
         of property, plant, and equipment........              62,008         27,871            68           89,947

     1995
       Sales to unaffiliated customers............          $  154,241    $   117,434     $      --     $    271,675
       Operating income (loss)....................              15,248          7,843        (5,126)          17,965
       Identifiable assets........................             218,592        130,266         8,776          357,634
       Depreciation and amortization..............               7,170          5,187            89           12,446
       Capital expenditures and other acquisitions
         of property, plant, and equipment........              25,422          7,939            18           33,379

     During 1996, the Company incurred a charge of $5.8 million associated with plant closures. Of this charge, $4.3 million related to the closure of a tool joint facility within the drilling products segment and $1.5 million related to the closure of a packer facility within the production equipment segment. Operating income for 1996 for the drilling products and production equipment segments include accruals included within the $5.8 million charge of $1.5 million and $0.5 million, respectively, for such plant closures.

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

       In 1997, 1996 and 1995, there was no individual customer who accounted for 10% of consolidated revenues.

     FOREIGN OPERATIONS AND EXPORT SALES

       The Company's equipment and services are used in approximately 61 countries by U.S. customers operating abroad and by foreign customers. Sales of equipment and services outside the United States accounted for 51%, 51% and 46% of total revenues in 1997, 1996 and 1995, respectively, based upon the ultimate destination in which equipment or services were sold, shipped or provided to the customer by the Company.

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

       Financial information by geographic segment for each of the three years ended December 31, 1997, is summarized below. Intergeographic revenues are accounted for at prices that approximate arm's length market prices. Certain prior year balances have been restated to conform with current year presentation.

                                                                  FOREIGN
                                               ----------------------------------------------
                                    UNITED                              LATIN
                                    STATES      CANADA      MEXICO     AMERICA      OTHER    ELIMINATIONS   TOTAL
                                   ---------   ---------   ---------  ---------   --------   ------------ ---------
                                                                    (in thousands)
1997
   Operating revenues from
     unaffiliated customers.....   $ 611,251   $ 152,495   $  15,716  $  45,123   $ 67,679    $     --    $ 892,264
   Transfers between
     geographic areas...........      20,041      11,664      44,339      7,753         --     (83,797)          --
                                   ---------   ---------   ---------  ---------   --------    --------    ---------
   Total revenues...............     631,292     164,159      60,055     52,876     67,679     (83,797)     892,264
   Operating income ............     106,430      21,192       3,081      6,575      4,726          --      142,004
   Identifiable assets..........     772,991     328,355      82,924    106,758     75,038          --    1,366,066
   Export sales of U.S.
     companies..................          --      15,539          --     28,987     69,913          --      114,439

1996
   Operating revenues from
     unaffiliated customers.....   $ 355,150   $  65,113   $   9,138  $  14,571   $ 34,048    $     --    $ 478,020
   Transfers between
     geographic areas...........       1,890          --      12,505         --         --     (14,395)          --
                                   ---------   ---------   ---------  ---------   --------    --------    ---------
   Total revenues...............     357,040      65,113      21,643     14,571     34,048     (14,395)     478,020
   Operating income.............      34,717       6,985       1,860      2,204        521          --       46,287
   Identifiable assets..........     636,557      89,609      24,349     71,003     31,325          --      852,843
   Export sales of U.S.
     companies..................          --       2,975          --     29,049     78,341          --      110,365

1995
   Operating revenues from
     unaffiliated customers.....   $ 225,090   $  37,575   $   4,907  $   3,188   $    915    $     --    $ 271,675
   Transfers between
     geographic areas...........       4,540          --      14,973         --        241     (19,754)          --
                                   ---------   ---------   ---------  ---------   --------    --------    ---------
   Total revenues...............     229,630      37,575      19,880      3,188      1,156     (19,754)     271,675
   Operating income.............      12,358       4,386         800        712       (291)         --       17,965
   Identifiable assets..........     285,512      30,197      12,300      8,768     20,857          --      357,634
   Export sales of U.S.
     companies..................          --       6,982          --     19,842     36,179          --       63,003

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tabulation sets forth unaudited quarterly financial data for 1997 and 1996.

                                          1ST QTR.(1)      2ND QTR.(1)   3RD QTR.(1)     4TH QTR.       TOTAL
                                         ------------   -------------- -------------   ------------   ----------
                                                        (in thousands, except per share amounts)
1997
   Revenues.........................     $  164,640     $  211,468     $  236,760      $  279,396     $  892,264
   Gross Profit.....................         42,369         55,518         69,556          85,063        252,506
   SG&A                                      19,032         25,194         28,940          37,336        110,502
   Operating Income.................         23,337         30,324         40,616          47,727        142,004
   Interest Expense.................         (4,411)        (5,207)        (5,592)         (7,924)       (23,134)
   Income from Continuing
     Operations.....................         14,345         19,062         23,094          27,194         83,695
   Net Income.......................         14,345         19,062         23,094          18,184(2)      74,685
   Depreciation and Amortization....          6,845          8,319          8,967           9,522         33,653

   Basic EPS:
     Income from Continuing
       Operations...................      $    0.31      $    0.42      $    0.50       $    0.58      $    1.81
     Net Income.....................           0.31           0.42           0.50            0.39(2)        1.62

   Diluted EPS:
     Income from Continuing
       Operations...................           0.31           0.41           0.49            0.57           1.77
     Net Income.....................           0.31           0.41           0.49            0.38(2)        1.58

1996
   Revenues.........................      $  90,326      $  98,937      $ 134,376       $ 154,381      $ 478,020
   Gross Profit.....................         21,036         24,044         29,328          30,103        104,511
   SG&A                                      12,859         13,759         14,672          16,934         58,224
   Operating Income.................          8,177         10,285         14,656          13,169         46,287
   Interest Expense.................         (3,828)        (4,292)        (4,145)         (4,189)       (16,454)
   Income from Continuing
     Operations.....................          2,747          4,046          6,917          10,795         24,505
   Net Income.......................          4,347(3)       5,063(3)(4)    9,759(3)       78,997(3)(5)   98,166
   Depreciation and Amortization....          3,351          3,740          4,241           5,439         16,771

   Basic EPS:
     Income from Continuing
       Operations...................      $    0.08      $    0.11      $    0.16       $    0.24      $    0.60
     Net Income.....................           0.12(3)        0.14(3)(4)     0.23(3)         1.73(3)(5)     2.41

   Diluted EPS:
     Income from Continuing
       Operations...................           0.07           0.11           0.16            0.23           0.59
     Net Income.....................           0.12(3)        0.13(3)(4)     0.22(3)         1.69(3)(5)     2.37

(1) The first, second and third quarters of 1997 quarterly financial data has been restated from amounts previously reported in the Company's respective Forms 10-Q to reclassify certain amounts to conform with prior periods' presentation and to classify the Veracruz, Mexico facility as a capital lease to reflect the terms thereof.

(2) Includes the extraordinary charge, net of taxes, of approximately $9.0 million related to the repayment of the Senior Notes in the fourth quarter of 1997.

                           EVI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(3) Includes income from discontinued operations, net of taxes, of approximately $1.6 million, $1.7 million, $2.8 million and $1.3 million recorded in the first, second, third and fourth quarters of 1996, respectively.

(4) Includes the extraordinary charge, net of taxes, of approximately $0.7 million recorded in the second quarter of 1996.

(5) Includes the gain on disposal of discontinued operations, net of taxes, of approximately $66.9 million recorded in the fourth quarter of 1996.

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

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report or incorporated herein by reference:

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The consolidated financial statements and financial statement schedule of the Company are listed on the index on page 19.

REPORTS ON FORM 8-K

     Current Report on Form 8-K dated October 20, 1997, as amended by Form 8-K/A dated October 20, 1997, filing (i) third quarter 1997 earnings (ii) the December 31, 1996 financial statements restated for the May 1997 two-for-one stock split and (iii) the announcement of the signing of agreements to acquire Trico Industries, Inc., BMW Pump, Inc., and BMW Monarch (Lloydminster) Ltd.

     Current Report on Form 8-K dated October 24, 1997, filing the financial statements of the businesses and assets of GulfMark International, Inc. acquired by the Company on May 1, 1997 (the "GulfMark Retained Assets") for the quarter ended March 31, 1997.

     Current Report on Form 8-K dated November 5, 1997, reporting the issuance of an aggregate principal amount of $350.0 million of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") in a private placement on November 3, 1997 and containing certain pro forma financial statements of the Company after giving effect to the issuance of the Debentures.

     Current Report on Form 8-K dated November 12, 1997, reporting the issuance of an additional aggregate principal amount of $52.5 million of the Company's Debentures in a private placement to cover over-allotments on

November 10, 1997 and containing certain pro forma financial statements of the Company after giving effect to the issuance of the Debentures.

     Current Report on Form 8-K dated November 18, 1997, announcing the commencement of a cash tender offer and consent solicitation relating to all of the Company's outstanding 10 1/4% Senior Notes due 2004 and 10 1/4% Senior Notes due 2004, Series B (the "Senior Notes") and containing certain pro forma financial statements of the Company after giving effect to the Company's acquisition of the Senior Notes.

     Current Report on Form 8-K dated November 24, 1997, announcing the signing of an agreement to acquire Taro Industries Limited.

     Current Report on Form 8-K dated December 2, 1997, announcing the completion of the acquisitions of Trico Industries, Inc., BMW Pump, Inc., and BMW Monarch (Lloydminster) Ltd.

     Current Report on Form 8-K dated December 31, 1997, announcing (i) the signing of a merger agreement on December 12, 1997 to acquire Christiana Companies, Inc., (ii) the completion of the cash tender offer and consent solicitation relating to the Company's Senior Notes on December 15, 1997, and
(iii) an agreement to acquire the Houston Well Screen group of companies from Van der Horst Ltd.

EXHIBITS

         2.1 Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment No. 1 to Form 8-K on Form 8-K/A, File 1-13086, filed March 9, 1998).

         2.2 Share Purchase Agreement made and entered into as of January 30, 1998, by and among the shareholders of Nika Enterprises Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools Canada Ltd., an Alberta corporation (incorporated by reference to Exhibit No. 2.1 to the Form 8-K, File 1-13086, filed March 3,
                      1998).

         2.3 Agreement and Plan of Merger dated December 12, 1996, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed December 31, 1997).

         2.4 Agreement dated December 12, 1997, by and among EVI, Inc., Christiana Companies, Inc., Total Logistic Control LLC and C2, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed December 31, 1997).

         2.5 Letter Agreement dated December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed December 31, 1997).

         2.6 Stock Purchase Agreement dated as of October 9, 1997, between EVI, Inc. and PACCAR Inc (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed October 21, 1997).

         2.7 Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of BMW Pump Inc., the shareholder of Makelki Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta Ltd., the shareholders of 391862 Alberta Ltd. and EVI, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed October 21, 1997).

         2.8 Agreement and Plan of Merger dated as of July 16, 1997, as amended, by and among XLS Holding, Inc., EVI, Inc. and GPXL, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed August 26, 1997).

         2.9 Stock Purchase Agreement dated as of February 21, 1997, among Seigo Arai, Kanematsu USA Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed March 17, 1997).

         2.10 Agreement and Plan of Merger dated as of December 5, 1996, among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and New GulfMark International, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed December 26,
                      1996).

         2.11 Agreement and Plan of Distribution dated as of December 5, 1996, by and among GulfMark International, Inc., New GulfMark International, Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed December 26, 1996).

         2.12 First Amendment to Agreement and Plan of Merger dated as of March 27, 1997, by and among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and GulfMark Offshore, Inc. (incorporated by reference to Exhibit No. 2.3 to the Registration Statement on Form S-4 (Reg. No. 333-24133)).

         2.13 Stock Purchase Agreement dated as of September 14, 1996, by and among Parker Drilling Company and Energy Ventures, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, File 1-13086, filed October 3, 1996).

         2.14 Agreement and Plan of Merger dated as of June 20, 1996 between Energy Ventures, Inc., TCA Acquisition, Inc. and Tubular Corporation of America (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed June 24, 1996).

         3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit No. 3.2 to the Form 10-K, File 1-13086, filed May 14, 1997).

         3.2 By-laws of the Company, as amended (incorporated by reference to Exhibit No. 3.2 to Form 10-K, File 1-13086, filed March 1, 1994).

         4.1 See Exhibit Nos. 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation, as amended, and By-laws of the Registrant defining the rights of the holders of Common Stock.

         4.2 Credit Agreement dated as of February 17, 1998, among EVI, Inc., EVI Oil Tools Canada Ltd., the Subsidiary Guarantors defined therein, Chase Bank of Texas, National Association, as U.S. Administrative Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Agent, ABN AMRO Bank, N.V., as Syndication Agent, and the other Lenders defined therein, including the form of Note (incorporated by reference to Exhibit No. 4.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

         4.3 Indenture dated March 15, 1994, among Energy Ventures, Inc., as Issuer, the Subsidiary Guarantors party thereto, as Guarantors, and Chemical Bank, as Trustee (incorporated by reference to Form 8-K, File 1-13086, filed April 5,
                      1994).

         4.4 Specimen 10 1/4% Senior Note due 2004 of Energy Ventures, Inc. (incorporated by reference to Form 8-K, File 1-13086, filed April 5, 1994).

         4.5 First Supplemental Indenture by and among Energy Ventures, Inc., Prideco and Chemical Bank, as trustee, dated June 30, 1995 (incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-3 (Reg. No. 33-61933)).

         4.6 Second Supplemental Indenture by and among Energy Ventures, Inc., EVI Arrow, Inc., EVI Watson, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of December 6, 1996 (incorporated by reference to Exhibit 4.6 to Form 10-K, File 1-13086, filed March 20, 1997).

         4.7 Third Supplemental Indenture by and among EVI, Inc., Ercon, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of May 1, 1997 (incorporated by reference to Exhibit 99.2 to Form 8-K, File 1-13086, filed October 27, 1997).

         4.8 Fourth Supplemental Indenture by and among EVI, Inc., XLS Holding, Inc., XL Systems, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of August 25, 1997 (incorporated by reference to Exhibit 99.3 to Form 8-K, File 1-13086, filed October 27, 1997).

         4.9 Fifth Supplemental Indenture by and between EVI, Inc. and The Chase Manhattan Bank dated as of December 12, 1997 (including the Form of Note and Form of Exchange Note) (incorporated by reference to Exhibit 4.1 to Form 8-K, File 1-13086, filed December 31, 1997).

         4.10         Indenture dated as of October 15, 1997, between EVI, Inc.
                      and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit No. 4.13 to the Registration Statement on Form S-3 (Reg. No. 333-45207)).

         4.11 First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (including form of Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File 1-13086, filed November 5, 1997).

         4.12 Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Lehman Brothers Inc., Prudential Securities Incorporated and Schroder
                      & Co. Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K, File 1-13086, filed November 5, 1997).

         *10.1 Executive Deferred Compensation Stock Ownership Plan and related Trust Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed November 16, 1992).

         *10.2 First Amendment to Energy Ventures, Inc. Executive Deferred Compensation Stock Ownership Plan dated June 28, 1993 (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-8 (Reg. No. 33-65790)).

         *10.3 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Form 10-Q, File 1-13086, Filed November 16, 1992).

         *10.4 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed August 8, 1991).

         *10.5 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531)).

         *10.6 Energy Ventures, Inc. Employees Stock Option Plan (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

         *10.7 Form of Stock Option Agreement under the Company's Employees' Stock Option Plan (incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

         *10.8 Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Form 10-Q, File 1-13086, filed August 12, 1995).

         +*10.9 Employment Agreements with each of Bernard J. Duroc-Danner, James G. Kiley, Frances R. Powell, John C. Coble and Robert Stiles.

         10.10 Lease Agreement dated September 30, 1993, among T.F. de Mexico, S.A. de C.V. as Lessor, Grant T.F. de Mexico, S.A. de C.V., as Lessee, Energy Ventures, Inc. as Guarantor, and Revemex, S.A. de C.V. as Owner of subleased assets (incorporated by reference to Form 10-K, File 1-13086, filed March 1, 1994).

         +10.11 Modification dated November 21, 1996, to Lease Agreement dated September 30, 1993, among T.F. de Mexico, S.A. de C.V., Grant Prideco S.A. de C.V., Energy Ventures, Inc., as Guarantor, Steel Pipes of Mexico, S.A. and Grant Prideco, Inc.

         10.12 The Woodward, Oklahoma Lease agreements as amended (incorporated by reference to Form 10-K, File 1-13086, filed March 23, 1995).

         10.13 Manufacturing and Sales Agreement dated as of January 1, 1996, by and between Grant Prideco, S.A. and Oil Country Tubular Limited (incorporated by reference to Exhibit No.
                      10.34 to Form 10-K, File 1-13086, filed March 20, 1996).

         10.14 Amended and Restated Lease Agreement dated May 3, 1996, between Baker Hughes Oilfield Operations, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit No.
                      10.14 to Form 10-K, as amended by Form 10-K/A, File 1-13086, filed March 24, 1997).

         10.15 Asset Purchase Agreement dated as of June 21, 1996, by and between Energy Ventures, Inc. and Mallard Bay Drilling, Inc. and Noble Drilling (West Africa) Inc. and Noble Drilling Corporation (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed June 24, 1996).

         +21.1        Subsidiaries of EVI, Inc.

         +23.1        Consent of Arthur Andersen LLP.

         +27.1        Financial Data Schedule.

---------------------

         *Management Contract or Compensatory Plan or Arrangement

         +Filed herewith

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

                                            EVI, INC.


                                   BY: /s/ BERNARD J. DUROC-DANNER
                                      ----------------------------
                                            BERNARD J. DUROC-DANNER
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                         (PRINCIPAL EXECUTIVE OFFICER)
                                                 AND DIRECTOR
Date: March 26, 1998
     -------------------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name                                                          Title                                    Date

BY:  /s/ BERNARD J. DUROC-DANNER               President and Chief Executive Officer             March 26, 1998
    --------------------------------------           (Principal Executive Officer)
           BERNARD J. DUROC-DANNER                           and Director


BY:  /s/         JAMES G. KILEY                Vice President and Chief Financial Officer        March 26, 1998
    --------------------------------------           (Principal Financial Officer)
               JAMES G. KILEY


BY:  /s/        FRANCES R. POWELL              Vice President, Accounting and Controller         March 26, 1998
    --------------------------------------          (Principal Accounting Officer)
                FRANCES R. POWELL


BY:  /s/         DAVID J. BUTTERS                              Director                          March 26, 1998
    --------------------------------------             and Chairman of the Board
                DAVID J. BUTTERS


BY:  /s/          URIEL E. DUTTON                              Director                          March 26, 1998
    --------------------------------------
               URIEL E. DUTTON


BY: /s/         SHELDON S. GORDON                              Director                          March 26, 1998
    --------------------------------------
                SHELDON S. GORDON


BY: /s/         SHELDON B. LUBAR                               Director                          March 26, 1998
    --------------------------------------
                SHELDON B. LUBAR


BY:  /s/        ROBERT B. MILLARD                              Director                          March 26, 1998
    --------------------------------------
             ROBERT B. MILLARD


BY:  /s/       ROBERT A. RAYNE                                 Director                          March 26, 1998
    --------------------------------------
              ROBERT A. RAYNE

                                   SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                            ADDITIONS
                                                                   --------------------------
                                                     BALANCE       CHARGED TO                                 BALANCE
                                                    BEGINNING      COSTS AND                                  END OF
                    DESCRIPTION                     OF PERIOD      EXPENSES       COLLECTIONS   DEDUCTIONS    PERIOD
-----------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
YEAR ENDED DECEMBER 31, 1997:
     Allowance for uncollectible accounts
       receivable................................    $   583       $    390        $     112    $      (79)  $   1,006
YEAR ENDED DECEMBER 31, 1996:
     Allowance for uncollectible accounts
       receivable................................    $   362       $    486        $       4    $     (269)  $     583
YEAR ENDED DECEMBER 31, 1995:
     Allowance for uncollectible accounts
       receivable................................    $   551       $    252        $      92    $     (533)  $     362

                               INDEX TO EXHIBITS

         2.1 Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment No. 1 to Form 8-K on Form 8-K/A, File 1-13086, filed March 9, 1998).

         2.2 Share Purchase Agreement made and entered into as of January 30, 1998, by and among the shareholders of Nika Enterprises Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools Canada Ltd., an Alberta corporation (incorporated by reference to Exhibit No. 2.1 to the Form 8-K, File 1-13086, filed March 3,
                      1998).

         2.3 Agreement and Plan of Merger dated December 12, 1996, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed December 31, 1997).

         2.4 Agreement dated December 12, 1997, by and among EVI, Inc., Christiana Companies, Inc., Total Logistic Control LLC and C2, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed December 31, 1997).

         2.5 Letter Agreement dated December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed December 31, 1997).

         2.6 Stock Purchase Agreement dated as of October 9, 1997, between EVI, Inc. and PACCAR Inc (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed October 21, 1997).

         2.7 Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of BMW Pump Inc., the shareholder of Makelki Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta Ltd., the shareholders of 391862 Alberta Ltd. and EVI, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed October 21, 1997).

         2.8 Agreement and Plan of Merger dated as of July 16, 1997, as amended, by and among XLS Holding, Inc., EVI, Inc. and GPXL, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed August 26, 1997).

         2.9 Stock Purchase Agreement dated as of February 21, 1997, among Seigo Arai, Kanematsu USA Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed March 17, 1997).

         2.10 Agreement and Plan of Merger dated as of December 5, 1996, among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and New GulfMark International, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed December 26,
                      1996).

         2.11 Agreement and Plan of Distribution dated as of December 5, 1996, by and among GulfMark International, Inc., New GulfMark International, Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed December 26, 1996).

         2.12 First Amendment to Agreement and Plan of Merger dated as of March 27, 1997, by and among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and GulfMark Offshore, Inc. (incorporated by reference to Exhibit No. 2.3 to the Registration Statement on Form S-4 (Reg. No. 333-24133)).

         2.13 Stock Purchase Agreement dated as of September 14, 1996, by and among Parker Drilling Company and Energy Ventures, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, File 1-13086, filed October 3, 1996).

         2.14 Agreement and Plan of Merger dated as of June 20, 1996 between Energy Ventures, Inc., TCA Acquisition, Inc. and Tubular Corporation of America (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed June 24, 1996).

         3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit No. 3.2 to the Form 10-K, File 1-13086, filed May 14, 1997).

         3.2 By-laws of the Company, as amended (incorporated by reference to Exhibit No. 3.2 to Form 10-K, File 1-13086, filed March 1, 1994).

         4.1 See Exhibit Nos. 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation, as amended, and By-laws of the Registrant defining the rights of the holders of Common Stock.

         4.2 Credit Agreement dated as of February 17, 1998, among EVI, Inc., EVI Oil Tools Canada Ltd., the Subsidiary Guarantors defined therein, Chase Bank of Texas, National Association, as U.S. Administrative Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Agent, ABN AMRO Bank, N.V., as Syndication Agent, and the other Lenders defined therein, including the form of Note (incorporated by reference to Exhibit No. 4.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

         4.3 Indenture dated March 15, 1994, among Energy Ventures, Inc., as Issuer, the Subsidiary Guarantors party thereto, as Guarantors, and Chemical Bank, as Trustee (incorporated by reference to Form 8-K, File 1-13086, filed April 5,
                      1994).

         4.4 Specimen 103% Senior Note due 2004 of Energy Ventures, Inc. (incorporated by reference to Form 8-K, File 1-13086, filed April 5, 1994).

         4.5 First Supplemental Indenture by and among Energy Ventures, Inc., Prideco and Chemical Bank, as trustee, dated June 30, 1995 (incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-3 (Reg. No. 33-61933)).

         4.6 Second Supplemental Indenture by and among Energy Ventures, Inc., EVI Arrow, Inc., EVI Watson, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of December 6, 1996 (incorporated by reference to Exhibit 4.6 to Form 10-K, File 1-13086, filed March 20, 1997).

         4.7 Third Supplemental Indenture by and among EVI, Inc., Ercon, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of May 1, 1997 (incorporated by reference to Exhibit 99.2 to Form 8-K, File 1-13086, filed October 27, 1997).

         4.8 Fourth Supplemental Indenture by and among EVI, Inc., XLS Holding, Inc., XL Systems, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of August 25, 1997 (incorporated by reference to Exhibit 99.3 to Form 8-K, File 1-13086, filed October 27, 1997).

         4.9 Fifth Supplemental Indenture by and between EVI, Inc. and The Chase Manhattan Bank dated as of December 12, 1997 (including the Form of Note and Form of Exchange Note) (incorporated by reference to Exhibit 4.1 to Form 8-K, File 1-13086, filed December 31, 1997).

         4.10         Indenture dated as of October 15, 1997, between EVI, Inc.
                      and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit No. 4.13 to the Registration Statement on Form S-3 (Reg. No. 333-45207)).

         4.11 First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (including form of Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File 1-13086, filed November 5, 1997).

         4.12 Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Lehman Brothers Inc., Prudential Securities Incorporated and Schroder
                      & Co. Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K, File 1-13086, filed November 5, 1997).

         *10.1 Executive Deferred Compensation Stock Ownership Plan and related Trust Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed November 16, 1992).

         *10.2 First Amendment to Energy Ventures, Inc. Executive Deferred Compensation Stock Ownership Plan dated June 28, 1993 (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-8 (Reg. No. 33-65790)).

         *10.3 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Form 10-Q, File 1-13086, Filed November 16, 1992).

         *10.4 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed August 8, 1991).

         *10.5 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531)).

         *10.6 Energy Ventures, Inc. Employees Stock Option Plan (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

         *10.7 Form of Stock Option Agreement under the Company's Employees' Stock Option Plan (incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

         *10.8 Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Form 10-Q, File 1-13086, filed August 12, 1995).

         +*10.9 Employment Agreements with each of Bernard J. Duroc-Danner, James G. Kiley, Frances R. Powell, John C. Coble and Robert Stiles.

         10.10 Lease Agreement dated September 30, 1993, among T.F. de Mexico, S.A. de C.V. as Lessor, Grant T.F. de Mexico, S.A. de C.V., as Lessee, Energy Ventures, Inc. as Guarantor, and Revemex, S.A. de C.V. as Owner of subleased assets (incorporated by reference to Form 10-K, File 1-13086, filed March 1, 1994).

         +10.11 Modification dated November 21, 1996, to Lease Agreement dated September 30, 1993, among T.F. de Mexico, S.A. de C.V., Grant Prideco S.A. de C.V., Energy Ventures, Inc., as Guarantor, Steel Pipes of Mexico, S.A. and Grant Prideco, Inc.

         10.12 The Woodward, Oklahoma Lease agreements as amended (incorporated by reference to Form 10-K, File 1-13086, filed March 23, 1995).

         10.13 Manufacturing and Sales Agreement dated as of January 1, 1996, by and between Grant Prideco, S.A. and Oil Country Tubular Limited (incorporated by reference to Exhibit No.
                      10.34 to Form 10-K, File 1-13086, filed March 20, 1996).

         10.14 Amended and Restated Lease Agreement dated May 3, 1996, between Baker Hughes Oilfield Operations, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit No.
                      10.14 to Form 10-K, as amended by Form 10-K/A, File 1-13086, filed March 24, 1997).

         10.15 Asset Purchase Agreement dated as of June 21, 1996, by and between Energy Ventures, Inc. and Mallard Bay Drilling, Inc. and Noble Drilling (West Africa) Inc. and Noble Drilling Corporation (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed June 24, 1996).

         +21.1        Subsidiaries of EVI, Inc.

         +23.1        Consent of Arthur Andersen LLP.

         +27.1        Financial Data Schedule.

---------------------

         *Management Contract or Compensatory Plan or Arrangement

         +Filed herewith