Form 10-K405/A
period 1997-12-31
EVI INC
filed 1998-04-10
CIK 32908

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

                       DOCUMENTS INCORPORATED BY REFERENCE




                                   None.

                               EXPLANATORY NOTE



        EVI, Inc. files this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 1997, to amend and restate Items 10, 11, 12, 13 and 14 in their entirety.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS


      The following table sets forth certain information concerning directors of the Company as of March 31, 1998. Directors are elected annually by a plurality of the votes cast by stockholders.



                                                                    DIRECTOR
                  NAME                                    AGE        SINCE
                  ----                                    ---       --------
 David J. Butters...................................      57          1984
 Bernard J. Duroc-Danner............................      44          1988
 Uriel E. Dutton....................................      67          1986
 Sheldon S. Gordon..................................      62          1995
 Sheldon B. Lubar...................................      68          1995
 Robert B. Millard..................................      47          1989
 Robert A. Rayne....................................      49          1987


        David J. Butters is a Managing Director of Lehman Brothers Inc. ("Lehman Brothers"), an investment banking firm and a subsidiary of Lehman Brothers Holdings Inc., where he has been employed for more than the past five years. Mr. Butters is currently Chairman of the Board of Directors of GulfMark Offshore, Inc., a director of Anangel-American Shipholdings, Ltd. and a member of the Board of Advisors of Energy International, N.V. Mr. Butters is also Chairman of the Board of Directors of the Company.


        Bernard J. Duroc-Danner joined the Company in May 1987 to initiate the start-up of the Company's oilfield service and equipment business. He was elected President of the Company in January 1990 and Chief Executive Officer in May 1990. In prior years, Mr. Duroc-Danner was with Arthur D. Little Inc., a management consulting firm in Cambridge, Massachusetts. Mr. Duroc-Danner holds a Ph.D. in economics from Wharton (University of Pennsylvania). Mr. Duroc-Danner is a director of Parker Drilling Company and Dailey International, Inc.

        Uriel E. Dutton has been a Partner in Fulbright & Jaworski L.L.P., a law firm, for more than the past five years.

        Sheldon S. Gordon has served as Chairman of Union Bancaire Privee International, Inc., a merchant bank, since May 1996. From May 1995 to May 1996, Mr. Gordon was a Limited Partner of The Blackstone Group, L.P., an investment banking firm. He was also a General Partner of The Blackstone Group, L.P. from April 1991 until May 1995. Mr. Gordon is a director of AMETEK, Inc., Anangel-American Shipholdings Limited, Union Bancaire Privee International, Inc., Holland Balanced Fund, and New York Eye and Ear Infirmary.

        Sheldon B. Lubar has been Chairman and Chief Executive Officer of Christiana, a diversified holding company with interests in refrigerated and dry warehousing, transportation and logistic services, and Chairman of Lubar & Co. Incorporated for more than the past five years. Mr. Lubar is a director of Ameritech, Massachusetts Mutual Life Insurance Company, Firstar Corporation, MGIC Investment Corporation, and Jeffries & Co. Under the terms of the agreements relating to the Company's acquisition of Prideco, Inc. in June 1995, the Company agreed to nominate Mr. Lubar or another acceptable nominee of Christiana for election to the Board of Directors of the Company as long as Christiana beneficially owns 8% or more of the outstanding shares of Common Stock of the Company.

        Robert B. Millard is a Managing Director of Lehman Brothers, where he has been employed for more than the past five years. Mr. Millard is also a director of GulfMark Offshore, Inc.

        Robert A. Rayne has been an Executive Director of London Merchant Securities PLC (property investment and development with major investments in leisure enterprises), a United Kingdom listed public limited company, for more than the past five years.

        On March 4, 1998, the Company entered into an Agreement and Plan of Merger with Weatherford Enterra, Inc. ("Weatherford") providing for the merger of Weatherford with and into the Company pursuant to an expected tax free merger (the "Merger") in which the stockholders of Weatherford will receive .95 of a share of the Company's common stock, $1.00 par value ("Common Stock"), in exchange for each outstanding share of Weatherford common stock, $0.10 par value. The Company will continue as the surviving corporation and will be renamed EVI Weatherford, Inc. Pursuant to the terms of the Merger, certain additional persons will become directors of the Company upon consummation of the Merger. Information regarding such additional persons is not contained herein and will be included in a joint proxy statement/prospectus that will be mailed separately to the stockholders of the Company in connection with a special meeting to be held to approve the Merger.


EXECUTIVE OFFICERS


        In addition to Mr. Duroc-Danner, who serves as President and Chief Executive Officer of the Company and as a director of the Company, the following persons are executive officers of the Company and certain information with respect to each of them are set forth below. Information with respect to Mr. Duroc-Danner is set forth above.


    NAME                         POSITION                                      AGE
    ----                         --------                                      ---
John C. Coble......... Executive Vice President and President of Grant         55
                       Prideco
Ghazi J. Hashem....... Senior Vice President, Technical Operations             63
James G. Kiley........ Vice President and Chief Financial Officer, Treasurer   41
                       and Secretary
Frances R. Powell..... Vice President, Accounting and Controller               43
Robert F. Stiles...... Vice President and President of EVI Oil Tools           40

        John C. Coble joined the Company in July 1981 and was elected Executive Vice President of the Company in March 1997. Mr. Coble has served as President of the Company's Grant Prideco tubular products division since October 1995. From December 1991 to October 1995, he served as Chief Operating Officer of the Company.

        Ghazi J. Hashem was elected Senior Vice President, Technical Operations of the Company in May 1994 and Vice President, Technical Operations in November 1992. Mr. Hashem previously served as Chairman of the Board of Grant Prideco, Inc. ("Grant Prideco"), a wholly-owned subsidiary of the Company, from May 1992 to November 1992 and as President of Grant Prideco from April 1984 to May 1992.

        James G. Kiley joined the Company in May 1994 and was elected Vice President and Chief Financial Officer of the Company in May 1996 and Treasurer and Secretary in May 1994. Mr. Kiley served as Vice President-Finance of the Company from May 1994 until May 1996. From April 1991 to April 1994, Mr. Kiley served as Treasurer of Baroid Corporation, a provider of oilfield services. Prior to his position at Baroid, Mr. Kiley held various positions, including Assistant Treasurer at NL Industries, Inc., a manufacturer of titanium dioxide pigments and specialty chemicals.


        Frances R. Powell was elected Vice President, Accounting of the Company in May 1994, Controller in November 1991 and has been employed by the Company since 1990. Ms. Powell was employed with GulfMark Inc. from 1986 to 1990, where she served as Controller from 1988 to 1990.



        Robert F. Stiles joined the Company in October 1992 and was elected a Vice President of the Company in March 1997. Mr. Stiles has been President of the Company's EVI Oil Tools artificial lift and production equipment division since January 1996. Prior to that time, Mr. Stiles served as President of Production Oil Tools, Inc., a wholly owned subsidiary of the Company included in the EVI Oil Tools division, from November 1993 to December 1995 and as Vice President -- Manufacturing of Grant Prideco from October 1992 to November 1993. From August 1991 to October 1992, Mr. Stiles served as Vice President -
Research and Engineering of Baker Oil Tools, Inc., a manufacturer of oilfield products.

        In addition to the aforementioned executive officers, Curtis W. Huff, age 40, has entered into an agreement with the Company to become Senior Vice President, General Counsel and Secretary of the Company effective June 15, 1998. Mr. Huff is currently a partner at the law firm of Fulbright & Jaworski L.L.P., counsel to the Company, and has held that position for more than the past five years.





FAMILY RELATIONSHIPS


        There are no family relationships between any of the directors or executive officers.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLE

        The aggregate compensation paid for the years ended December 31, 1997, 1996 and 1995 to Mr. Duroc-Danner, the Company's Chief Executive Officer, and the five most highly compensated executive officers of the Company during 1997 whose total annual salary and bonus exceeded $100,000 (hereafter referred to as the "named executive officers") during the year ended December 31, 1997 was as follows:

                           SUMMARY COMPENSATION TABLE


                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                   ------------
                                                                                                    SECURITIES
                                                         ANNUAL COMPENSATION     OTHER ANNUAL       UNDERLYING     ALL OTHER
    NAME AND                                          ------------------------     COMPEN-           OPTIONS        COMPEN-
 PRINCIPAL  POSITION                       YEAR       SALARY(1)       BONUS(1)   SATION(2)(3)        (SHARES)      SATION(4)
 --------------------                      ----       ---------       --------   ------------      -----------     ---------
 Bernard J. Duroc-Danner...............    1997        $391,667       $500,000       $135,670           50,000       $7,313
 President and                             1996         340,000        100,000         69,150          400,000        7,322
 Chief Executive Officer                   1995         280,000         50,000         41,400           50,000        7,192

 John C. Coble(5)......................    1997         250,000        207,200         71,580           40,000        5,321
 Executive Vice President and              1996              --             --             --               --           --
 President of Grant Prideco                1995         193,333         30,000         28,600           34,000        5,114

 Ghazi J. Hashem.......................    1997         170,833         60,000         36,545               --        3,966
 Senior Vice President, Technical          1996         150,000         40,000         25,950               --        4,025
 Operations                                1995         137,500             --         13,901               --        3,966

 James G. Kiley........................    1997         241,667        150,000         47,000           50,000           --
 Vice President and Chief Financial        1996         183,333         75,000         23,250          100,000           --
 Officer, Treasurer and Secretary          1995         145,000         25,000         10,200           50,000           --

 Frances R. Powell.....................    1997         176,667        120,000         46,420           32,000        2,901
 Vice President-Accounting                 1996         148,333         60,000         34,400               --        3,846
 and Controller                            1995         125,000         25,000         19,665               --        2,901

 Robert F. Stiles(6)...................    1997         200,000         75,000         32,917           60,000        3,716
 Vice President and                        1996              --             --             --               --           --
 President of EVI Oil Tools                1995              --             --             --               --           --


----------
(1) Salary and bonus compensation include amounts deferred by the named executive officer pursuant to the EVI, Inc. Executive Deferred Compensation Stock Ownership Plan (the "Executive Deferred Plan") described in Note 2 below. For purposes of the Executive Deferred Plan, the compensation of a participant will be the participant's total cash compensation as reported on his or her Form W-2 for the calendar year plus all amounts deferred under the Executive Deferred Plan and any eligible cash or deferred arrangement under Section 401(k) of the Internal Revenue Code, of 1986, as amended. A participant may elect a percentage (not less than 1% nor more than 7 1/2%) of his or her compensation to be deferred under the Executive Deferred Plan for the following calendar year. Once an election has been made as to the percentage to be deferred, the election is irrevocable for the subsequent Plan year. Bonus compensation is based on the date when paid because such compensation is not based solely on achievements for the prior fiscal year.
         Bonuses are typically paid in May following the Company's annual meeting. Subsequent to December 31, 1997, the Company paid bonuses to its executive officers in recognition of services provided by such officers to the Company during 1997 and the first quarter of 1998.
         Such bonuses included $700,000, $308,640, $120,000, $300,000,
         $200,000, and $134,715 for Messrs. Duroc-Danner, Coble, Hashem and Kiley, Ms. Powell, and Mr. Stiles, respectively.


(2) Other Annual Compensation includes (i) the vested portion of the amount accrued by the Company under the Executive Deferred Plan for the basic benefit of each participant equal to 7 1/2% of the participant's compensation for each calendar year, plus (ii) the vested portion of matching contribution under the Executive Deferred Plan provided by the Company to each participant who elects to defer a portion of his or her compensation in an amount equal to 100% of the amount deferred by the participant. The Company's 7 1/2% accrual under the Executive Deferred Plan and any matching accruals made with respect to deferrals by participants, vest generally over a five-year period on the basis of 20% per year for each year of service by the participant with the Company or its subsidiaries after the later of January 1, 1992 or the date one became a participant in the Executive Deferred Plan, subject to 100% vesting upon the participant's retirement, death or disability while in the employment of the Company or a subsidiary, except under certain circumstances.


         Under the Executive Deferred Plan, the compensation deferred by the employee and the matching contributions provided by the Company are converted into non-monetary units equal to the number of whole shares of Common Stock that could have been purchased by the amounts credited to the account at a market based price. Distributions are made to participants under the Executive Deferred Plan following the time the employee retires, terminates his employment or dies. The amount of the distribution under the Executive Deferred Plan is based on the number of vested units in the employee's account at such time multiplied by the market price of the Common Stock at that time. Distributions under the Executive Deferred Plan may, at the election of the Company, be made in cash, stock, or combination thereof. It is the current intention of the Company that all distributions be made in the form of shares of Common Stock. The obligations of the Company with respect to the Executive Deferred Plan are unfunded. However, the Company has established a grantor trust that is subject to the claims of creditors of the Company to which funds are deposited with an independent trustee that purchases shares of Common Stock for the Executive Deferred Plan. As of December 31, 1997, Messrs. Duroc-Danner, Coble, Hashem and Kiley, Ms. Powell, and Mr. Stiles had 45,018, 29,594, 16,207, 12,092, 17,386,
         and 15,521 units allocated to their respective accounts.



         Other Annual Compensation also includes the vested portion of the Company's matching contribution and any refunds made pursuant to the Company's 401(k) savings plan ("Savings Plan"). Matching contributions of $1,920 were made by the Company during 1997 for each of Messrs. Duroc-Danner, Coble and Hashem, Ms. Powell and Mr. Stiles. All full-time employees who have at least six months of service are eligible to participate. The Savings Plan provides for all participating employees a 40% non-discretionary matching contribution, up to a maximum liability of 1.2% of each participating employee's annual compensation, plus a discretionary matching contribution in an amount determined by the Company from time to time. The Company's contributions have a five year vesting based on years of service. All participating named executive officers are fully vested.


(3) Excludes perquisites and other benefits because the aggregate amount of such compensation was the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(4) All Other Compensation includes the total premiums paid on a life insurance policy provided by the Company for the benefit of the named executive officer.


(5) Compensation information for Mr. Coble is not presented for 1996 as he was not an executive officer of the Company.

(6) Compensation information for Mr. Stiles is not presented for 1996 and 1995 as he was not an executive officer of the Company.

EMPLOYEE STOCK OPTION PLANS


         The Company has two stock option plans for the benefit of its employees, the 1981 Employee Stock Option Plan (the "1981 Plan") and the 1992 Employee Stock Option Plan (the "1992 Plan"). There are currently outstanding options to purchase 200,000 shares of Common Stock under the 1981 Plan and no further options may be granted under this plan. The 1992 Plan currently provides for the grant of options to purchase up to 2,000,000 shares of Common Stock to key employees. These options may be either incentive stock option or nonstatutory stock options. There are currently outstanding options to purchase 966,400 shares of Common Stock and there are 340,000 shares of Common Stock available for future grants of options under the 1992 Plan. No options may be granted under the 1992 Plan after March 19, 2002.



         The 1981 Plan and 1992 Plan are currently administered by the full Board of Directors of the Company. Each option granted under the 1981 Plan and 1992 Plan may be exercised from time to time with respect to the number of shares of Common Stock as to which it is then exercisable in accordance with the terms of the 1981 Plan and 1992 Plan, respectively, and an option agreement setting forth the specific terms thereof. The price at which shares of Common Stock may be purchased upon the exercise of an option is determined by the Board of Directors or committee thereof at the time the option is granted.


         The following table shows, as to the named executive officers, the options granted pursuant to the 1992 Plan during the year ended December 31, 1997:


                                     OPTIONS GRANTED IN LAST FISCAL YEAR

                                         NUMBER OF          % OF TOTAL
                                        SECURITIES           OPTIONS                                         GRANT
                                        UNDERLYING          GRANTED TO         EXERCISE                      DATE
                                      OPTIONS GRANTED      EMPLOYEES IN          PRICE       EXPIRATION     PRESENT
               NAME                      (SHARES)              1997           (PER SHARE)       DATE        VALUE(1)
               ----                   -----------------   -------------       -----------    ----------     --------
Bernard J. Duroc-Danner..............  50,000(2)              22%              $27.8125     5/06/2007      $  984,000
John C. Coble........................  40,000(3)              17%               27.8125     3/09/2007         671,200
Ghazi J. Hashem......................      --                 --                     --            --              --
James G. Kiley.......................  50,000(3)              22%               27.8125     3/09/2007         839,000
Frances R. Powell....................  32,000(3)              14%               27.8125     3/09/2007         536,960
Robert F. Stiles.....................  60,000(3)              25%               27.8125     3/09/2007       1,006,800


---------


(1) Based upon Black-Scholes option valuation model. The calculation assumes volatility of 49%, a risk free rate of 6.5%, a seven year expected life, no expected dividends and option grants at $27.8125 per share. The actual value, if any, which may be realized with respect to any option will depend on the amount, if any, by which the stock price exceeds the exercise price on the date the option is exercised. Thus, such valuation may not be a reliable indication as to value and there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model.



(2)      Options become fully exercisable on May 7, 2001.


(3)      Options become fully exercisable on March 9, 2001.

        The following table shows, as to the named executive officers, the aggregate option exercises during 1997 and the values of unexercised options as of December 31, 1997:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND DECEMBER 31, 1997 OPTION VALUES


                                                                   NUMBER OF SECURITIES
                                                                        UNDERLYING
                                                                   UNEXERCISED OPTIONS             VALUE OF UNEXERCISED
                                        SHARES                     AT DECEMBER 31, 1997             IN-THE-MONEY-OPTIONS
                                      ACQUIRED ON                ----------------------------      AT DECEMBER 31, 1997(1)
                                       EXERCISE       VALUE      EXERCISABLE    UNEXERCISABLE     --------------------------
                   NAME                (NUMBER)      REALIZED      (SHARES)       (SHARES)        EXERCISABLE  UNEXERCISABLE
                   ----               ----------      --------   -----------  ---------------     -----------  -------------
    Bernard J. Duroc-Danner              320,000    $11,905,782     450,000        380,000       $19,045,000   $14,104,375
    John C. Coble                         38,136      1,204,435          --         80,400                --     2,716,000
    Ghazi J. Hashem                           --             --          --             --                --            --
    James G. Kiley                        45,000      1,178,056          --        155,000                --     4,168,750
    Frances R. Powell                     11,000        439,529       9,000         32,000           342,000       766,000
    Robert F. Stiles                          --             --          --         60,000                --     1,436,250

----------

(1) Value based on difference in market value of the Common Stock on December 31, 1997, and the exercise price. The actual value, if any, of the unexercised options will be dependent upon the market price of the Common Stock at the time of exercise. The value of unexercisable options has not been discounted to reflect present value.

DIRECTOR COMPENSATION


        Each non-employee director of the Company is paid $1,000 for each meeting of the Board of Directors and $500 for each committee meeting of the Board of Directors he attends. In addition, each non-employee director of the Company is paid a retainer of $4,000 for each quarter of the year in which such director serves as a director. Mr. Butters receives an additional retainer of $6,250 per month for serving as Chairman of the Board. Total compensation paid to the non- employee directors for 1997, including director fees and retainers but excluding the deferred compensation described below, was $102,906 for Mr. Butters, $27,750 for Mr. Dutton, $29,138 for Mr. Gordon, $27,288 for Mr. Lubar, $29,500 for Mr. Millard and $21,738 for Mr. Rayne.


        The Company maintains a deferred compensation plan for its non-employee directors (the "Non-Employee Director Plan") that is intended to provide additional long-term incentive to the directors. Under the Non-Employee Director Plan, each non-employee director may elect to defer up to 7 1/2% of any retainer, meeting, committee or other similar fee or compensation to which the non-employee director is entitled for services performed for the Company. Each election by a non-employee director to defer compensation is irrevocable and must state the date on which distributions under the Non-Employee Director Plan are to be made, which date may not be less than one year after the effective date of the election. Deferred compensation under the Non-Employee Director Plan is credited to an account for the director. In the event the director elects to defer at least 5% of his compensation under the Non-Employee Director Plan, the Company will make an additional allocation to the director's account equal to the sum of (i) 7 1/2% of the director's compensation and (ii) a percentage of the director's compensation equal to the percentage deferred by the director.

        All amounts credited to the account of a director are converted into non-monetary units equal to the number of whole shares of Common Stock that could have been purchased by the amounts credited to the account at the market price of the Common Stock as of the last day of the calendar month in which the amounts are credited. The amount of funds to be paid to a director at the time of payment will be determined by multiplying the number of units credited to the director's account at such time multiplied by the market price of the Common Stock on the last business day of the month preceding the date the distribution is to commence. Distributions under the Non-Employee Director
Plan commence as of the first day of the calendar quarter coincident with or following the date specified by the director in his election to defer compensation and may be either in the form of a lump sum or in quarterly installments not to exceed ten years. In the event a director elects to receive deferred compensation through installments, the unpaid amounts will accrue interest on a quarterly basis at a rate equal to an announced prime rate. No distribution may be made to a director with respect to units relating to amounts deferred and additional credits made by the Company within six months prior to the proposed date of distribution except where the distribution follows the director's death or termination of service as a director. In such case, the director will be entitled to receive a distribution in an amount equal to the compensation deferred during such six-month period plus interest. During 1997, $25,031, $6,750, $7,088, $6,638 and $5,288 were credited under the Non-Employee Director Plan as deferrals and Company contributions to the accounts of Messrs. Butters, Dutton, Gordon, Lubar and Rayne, respectively, with total units allocated to their respective accounts of 542, 128, 135, 124 and 117.


         Pursuant to the Company's Amended and Restated Non-Employee Director Stock Option Plan (the "Director Plan"), each non-employee director is granted an option to purchase 10,000 shares of Common Stock as of the date he is first elected or is re-elected as a director of the Company. Subject to certain anti-dilution provisions in the Director Plan, an aggregate of 1,000,000 shares of Common Stock have been reserved for issuance upon the exercise of options granted under the Director Plan. During 1997, options to purchase 10,000 shares of Common Stock were granted to each non-employee director of the Company. In 1997, Messrs. Butters and Millard purchased 60,000 shares each of Common Stock upon the exercise of options granted under the Director Plan.


         Under the Director Plan, each stock option granted to a non-employee director is not exercisable for a period of one year from the date of grant, but is fully exercisable following such one-year anniversary. Each option granted under the Director Plan is exercisable at a purchase price per share of Common Stock equal to the fair market value of the Common Stock as of the date of grant.

         Options granted to non-employee directors under the Director Plan are exercisable for a term of ten years from the date of grant, subject to early termination within a specified period following an event of death, disability or retirement, resignation or termination from the Board of Directors of the Company. This period is one year in the case of retirement. The Company does not currently have a formal retirement policy for directors other than the Director Plan. The Director Plan defines retirement to be the termination of service following five years of service on the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS


         The Company has entered into employment agreements (each an "Employment Agreement") with each of Messrs. Duroc-Danner, Kiley, Coble, Stiles, Huff and Ms. Powell. Each of the Employment Agreements provides for a term of three years and is renewable annually. Under the terms of the Employment Agreements, if the executive's employment is terminated by the Company for any reason other than "cause" or "disability" or by the executive for "good reason", in each case as such terms are defined in the Employment Agreements, the executive will be entitled to receive (i) an amount equal to three times the executive's current base compensation plus the highest bonus paid to the executive during the three years preceding the year of termination, (ii) any accrued salary or bonus (pro rated to the date of termination), (iii) an amount equal to the amount that would be payable if all retirement plans were vested, (iv) an amount equal to the amount that would have been contributed as the Company's match under its 401(k) savings plan and its Executive Deferred Plan for three years and (v) an amount equal to the amount the executive would have received as a car allowance for three years. Under the Employment Agreements, "cause" is defined as the willful and continued failure to perform the executive's job, after written demand is made by the Chief Executive Officer or the Company's Board, or the willful engagement in illegal conduct or gross misconduct. Termination by the executive for "good reason" is generally defined as (i) a material reduction in title and/or responsibilities of the executive, (ii) certain relocations of the executive or (iii) any material reduction in the executive's benefits. In addition, under such circumstances, all stock options and restricted stock granted to the executive will automatically vest. Further, with respect to options, the executive would have the right to either exercise such options for one year after his or her date of termination or to surrender for such cash all such options unless to do so would cause a transaction otherwise eligible for pooling of interests accounting treatment under Accounting Principles Board Opinion No. 16 to be ineligible for such treatment, in which case the executive would receive shares of Common Stock equal in value to the cash he or she would have received. All health and medical benefits would also be maintained after termination for a period of three years provided the executive makes his or her required contribution. Under the Deficit Reduction Act of 1984, certain severance payments that exceed a certain amount could subject both the Company and the executive to adverse U.S. federal income tax consequences. Each of the Employment Agreements provides that the Company would be required to pay the executive a "gross up payment" to insure that the executive receives the total benefit intended by the Employment Agreement. In addition, in connection with the retention of Mr. Huff as Senior Vice President, General Counsel and Secretary of the Company, the Company has agreed to grant to Mr. Huff a sign-on incentive bonus of 75,000 shares of restricted Common Stock subject to four year vesting on the basis of 25% per year and options to purchase an aggregate of 100,000 shares of Common Stock at the per share market price of the Common Stock on the date of his employment, which is expected to be in June 1998, subject to vesting over a three year period on the basis of one-third per year. The base compensation payable to Messrs. Duroc-Danner, Kiley, Coble, Stiles, and Huff and Ms. Powell under the Employment Agreements are $700,000, $300,000, $300,000, $270,000, $350,000 and $200,000, respectively.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Butters, Dutton, Lubar and Millard are the current members of the Compensation Committee of the Board of Directors of the Company. In addition, the full Board of Directors of the Company currently approves all stock grants, with Mr. Duroc-Danner, the sole employee director of the Company, abstaining from voting with respect to such matters. Mr. Duroc-Danner, however, does make recommendations to the Compensation Committee and the full Board of Directors in regard to compensation and stock grants for the employees of the Company.

         Mr. Dutton, a director of the Company, is a Partner of Fulbright & Jaworski L.L.P., a law firm that the Company retained during 1997 with respect to various legal matters and proposes to retain in 1998. Fulbright & Jaworski L.L.P. received customary compensation in connection with its services to the Company.

         Messrs. Butters and Millard, directors of the Company, are employed by Lehman Brothers. During 1997, Lehman Brothers received usual and customary compensation for services rendered in connection with (i) the cash tender relating to the Company's 10 1/4% Senior Notes due 2004 and 10 1/4% Senior Notes due 2004, Series B, and (ii) the private placement of $402.5 million of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027.


         Mr. Lubar, director of the Company, is Chairman and Chief Executive Officer of Christiana, a diversified holding company with interests in refrigerated and dry warehousing, transportation and logistic services. In addition, Mr. Lubar currently owns 968,615 shares of Christiana Common Stock, representing 18.8% of the total outstanding shares of Christiana Common Stock. In December 1997, the Company entered into an Agreement and Plan of Merger (the "Christiana Merger Agreement") with Christiana, and C2, Inc., ("C2"), a Wisconsin corporation, pursuant to a tax free merger (the "Christiana Merger") in which approximately 3.9 million shares of the Company's Common Stock will be issued to the stockholders of Christiana. Upon consummation of the Christiana Merger, Mr. Lubar and members of his family will own 2,036,135 shares of Common Stock and will receive aggregate cash consideration of $9,784,800, as well as a right to aggregate contingent cash consideration of approximately $5,219,000.



         Prior to the Christiana Merger, Christiana will sell two-thirds of its interest ("Logistic Sale"), in Total Logistic Control, a wholly owned subsidiary of Christiana ("Logistic") to C2, Inc. for consideration of approximately $10.7 million. Following the Logistic Sale, remaining assets of Christiana will consist of (i) approximately 3.9 million of the Company's Common Stock, (ii) a one-third interest in Logistic, and (iii) cash and other assets with a book value of approximately $10 million. It is anticipated that Christiana will have no material debt as of the consummation of the Christiana Merger, but will have various tax liabilities which will be paid with the remaining cash in Christiana after the Christiana Merger.

         As part of the proposed acquisition of Christiana, the Company will be indemnified by Logistic and C2 for all liabilities relating to Christiana's, Logistic's, and their respective subsidiaries' and predecessors' businesses and all historical contingent liabilities relating to the businesses of Christiana, Logistic, and their respective current and historical subsidiaries and predecessors.

         The Christiana Merger is subject to various conditions, including the receipt of required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Christiana Merger will close, the Company currently anticipates that the acquisition will be consummated shortly after receipt of such regulatory approvals and the approval of the Christiana Merger by the shareholders of the Company and Christiana, and the approval of the Logistic Sale by the stockholders of Christiana.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL STOCKHOLDERS



         The following table sets forth certain information with respect to each person who as of March 26, 1998 was known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock. Such information is based solely upon data provided by such persons.




                            NAME AND ADDRESS OF                                  NUMBER OF SHARES           PERCENT OF
                             BENEFICIAL OWNER                                 BENEFICIALLY OWNED(1)          CLASS(%)
                            -------------------                              ------------------------      ----------
 Lehman Brothers Holdings Inc (2) .....................................                3,598,832               7.5
 3 World Financial Center
 New York, New York  10285

 Christiana Companies, Inc. (3)........................................                3,897,462               8.2
 700 North Water Street #1200
 Milwaukee, Wisconsin 53202

 AMVESCAP PLC (4)......................................................                3,090,152               6.5
 11 Devonshire Square
 London  EC2M 4YR
 England

 FMR Corp.  (5)........................................................                3,154,024               6.6
 82 Devonshire Street
 Boston, Massachusetts  02109

---------------

(1) Unless otherwise indicated below, the persons or group listed have sole voting and dispositive power with respect to their shares of Common Stock, and none of such shares are deemed to be owned because the holder has the right to acquire the shares within 60 days.


(2) Lehman Brothers Holdings Inc. ("Lehman Holdings") is an affiliate of Lehman Brothers. Messrs. Butters and Millard, who are employees of Lehman Brothers, constitute two of the seven members of the Company's Board of Directors, with Mr. Butters as Chairman of the Board.


(3) Mr. Lubar is the Chairman and Chief Executive Officer of Christiana and is the beneficial owner of 18.8% of the common stock of Christiana.



(4) AMVESCAP PLC has direct beneficial ownership of the 3,090,152 shares of Common Stock with the following subsidiaries: AIM Management Group, Inc., AVZ, Inc., AMVESCAP Group Services, Inc., INVESCO, Inc., INVESCO North America Holdings, Inc., and INVESCO Funds Group, Inc. have indirect beneficial ownership of such shares through their parent subsidiary relationship with AMVESCAP PLC.


(5) Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp. ("FMR") and a registered investment adviser, is the beneficial owner of 2,754,124 shares as a result of acting as investment adviser to various registered investment companies (the "Funds"). Fidelity Management Trust Company ("FMTC"), a wholly owned subsidiary of FMR, is the beneficial owner of 399,900 shares as a result of serving as investment manager of various institutional accounts. Edward C. Johnson 3d, FMR's Chairman and principal stockholder, FMR, through its control of Fidelity, and the Funds each has sole power to dispose of the 2,754,124 shares owned by the Funds and Mr. Johnson and FMR, through its control of FMTC, each has sole power to vote and dispose of the 399,900 shares owned by the institutional accounts; however, sole power to vote the shares owned by the Funds resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the Funds' shares under written guidelines established by the Funds' Board of Trustees. Additionally, Mr. Johnson, FMR and the Funds may be deemed to be the beneficial owner of an additional 18,750 shares resulting from the assumed conversion of 30,000 of EVI's Debentures. Members of Mr. Johnson's family and trusts for their benefit are the predominant owners of Class B shares of common stock of FMR. Mr. Johnson owns 12.0% and Abigail P. Johnson, Mr. Johnson's wife and a Director of FMR, owns 24.5% of the voting stock of FMR. The Johnson family and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS


         The following table sets forth, as of March 26, 1998, the number and percentage of Common Stock beneficially owned by each of the Company's current directors, each executive officer named in the Summary Compensation Table herein, and all directors and officers as a group:



                                                                                                 AMOUNT AND NATURE
                                                                                            OF BENEFICIAL OWNERSHIP(1)
                                                                                            --------------------------
                                                                                                     OPTIONS
                                                                                 VOTING AND        EXERCISABLE      PERCENT OF
                      NAME                                                    INVESTMENT POWER    WITHIN 60 DAYS     CLASS(%)
                      ----                                                    ----------------    --------------    ----------
Bernard J. Duroc-Danner....................................................            --          572,500              1.2%
John C. Coble..............................................................            --           16,800                 *
Ghazi J. Hashem............................................................            --               --                 *
James G. Kiley.............................................................            --           47,500                 *
Frances R. Powell..........................................................           668           17,000                 *
Robert F. Stiles...........................................................           200           15,000                 *
David J. Butters...........................................................        46,612           10,000                 *
Uriel E. Dutton............................................................            --           70,000                 *
Sheldon S. Gordon..........................................................        10,000           30,000                 *
Sheldon B. Lubar(2)........................................................            --           30,000                 *
Robert B. Millard..........................................................       108,960           10,000                 *
Robert A. Rayne(3).........................................................            --           20,000                 *
All directors and officers as a group (12 persons).........................       166,440          838,800              2.1%



----------
*  Less than 1% of the outstanding shares of Common Stock.

(1) Unless otherwise indicated, directors and executive officers have sole voting and investment power with respect to their shares of Common Stock.

(2) Does not include 3,897,462 shares of EVI Common Stock owned directly by Christiana. Mr. Lubar currently beneficially owns approximately 18.8% of the outstanding shares of common stock of Christiana. Pursuant to the Christiana Merger, Mr. Lubar will be entitled to receive 725,618 shares of EVI Common Stock or approximately 1.5% and 0.8% of the outstanding shares of EVI Common Stock before and after the Christiana Merger, respectively.

(3) Excludes 400,000 shares beneficially owned by London Merchant Securities PLC of which Mr. Rayne disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         See "Item 11. Executive Compensation" for information regarding certain transactions and business relationships involving officers, directors and principal stockholders of the Company.

         Upon the consummation of the Company's proposed Merger with Weatherford, FMR Corp., a beneficial owner of 3,154,024 of Common Stock, will be entitled to receive an additional 6,547,877 shares of Common Stock as a result of its current ownership of 6,892,502 shares of Weatherford common stock. Energy International, N.V., an investment fund that is co-managed by an affiliate of Lehman Brothers, is the beneficial owner of 104,352 shares of Weatherford common stock and, upon consummation of the Company's proposed Merger with Weatherford, will be entitled to receive 99,135 shares of Common Stock. Additionally, the Company has agreed to pay a fee of $3 million to Lehman Brothers for the assistance rendered by Lehman Brothers to the Company in connection with the Merger with Weatherford.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this report or incorporated herein by reference:

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         The consolidated financial statements and financial statement schedule of the Company are listed on the index on page 19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         Current Report on Form 8-K dated October 24, 1997, filing of the financial statements of the businesses and assets of GulfMark International, Inc. acquired by the Company on May 1, 1997 (the "GulfMark Retained Assets") for the quarter ended March 31, 1997.


         Current Report on Form 8-K dated November 5, 1997, as amended by Form 8-K/A dated November 5, 1997, reporting the issuance of an aggregate principal amount of $350.0 million of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") in a private placement on November 3, 1997 and containing certain pro forma financial statements of the Company after giving effect to the issuance of the Debentures.


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

         Current Report on Form 8-K dated December 31, 1997, announcing (i) the signing of a merger agreement on December 12, 1997 to acquire Christiana Companies, Inc., (ii) the completion of the cash tender offer and consent solicitation relating to the Company's Senior Notes on December 15, 1997, (iii) an agreement to acquire the Houston Well Screen group of companies from Van der Horst Ltd.

EXHIBITS

2.1 Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment No. 1 to Form 8-K on Form 8-K/A, File 1-13086, filed March 9, 1998).
2.2 Share Purchase Agreement made and entered into as of January 30, 1998, by and among the shareholders of Nika Enterprises Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools Canada Ltd., an Alberta corporation (incorporated by reference to Exhibit No. 2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).
2.3 Agreement and Plan of Merger dated December 12, 1996, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1- 13086, filed December 31, 1997).
2.4 Agreement dated December 12, 1997, by and among EVI, Inc., Christiana Companies, Inc., Total Logistic Control LLC and C2, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed December 31, 1997).
2.5 Letter Agreement dated December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed December 31, 1997).

2.6 Stock Purchase Agreement dated as of October 9, 1997, between EVI, Inc. and PACCAR Inc (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed October 21, 1997).
2.7 Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of BMW Pump Inc., the shareholder of Makelki Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta Ltd., the shareholders of 391862 Alberta Ltd. and EVI, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed October 21, 1997).
2.8 Agreement and Plan of Merger dated as of July 16, 1997, as amended, by and among XLS Holding, Inc., EVI, Inc. and GPXL, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed August 26, 1997).
2.9 Stock Purchase Agreement dated as of February 21, 1997, among Seigo Arai, Kanematsu USA Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed March 17, 1997).
2.10 Agreement and Plan of Merger dated as of December 5, 1996, among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and New GulfMark International, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed December 26, 1996).
2.11 Agreement and Plan of Distribution dated as of December 5, 1996, by and among GulfMark International, Inc., New GulfMark International, Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8- K, File 1-13086, filed December 26, 1996).
2.12 First Amendment to Agreement and Plan of Merger dated as of March 27, 1997, by and among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and GulfMark Offshore, Inc. (incorporated by reference to Exhibit No. 2.3 to the Registration Statement on Form S-4 (Reg. No. 333-24133)).
2.13 Stock Purchase Agreement dated as of September 14, 1996, by and among Parker Drilling Company and Energy Ventures, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, File 1-13086, filed October 3,
         1996).
2.14 Agreement and Plan of Merger dated as of June 20, 1996 between Energy Ventures, Inc., TCA Acquisition, Inc. and Tubular Corporation of America (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed June 24, 1996).
3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit No. 3.1 to the Form 8-K, File 1-13086, filed May 14, 1997).
3.2 By-laws of the Company, as amended (incorporated by reference to Exhibit No. 3.2 to Form 10-K, File 1-13086, filed March 1, 1994).
4.1 See Exhibit Nos. 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation, as amended, and By- laws of the Registrant defining the rights of the holders of Common Stock.
4.2 Credit Agreement dated as of February 17, 1998, among EVI, Inc., EVI Oil Tools Canada Ltd., the Subsidiary Guarantors defined therein, Chase Bank of Texas, National Association, as U.S. Administrative Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Agent, ABN AMRO Bank, N.V., as Syndication Agent, and the other Lenders defined therein, including the form of Note (incorporated by reference to Exhibit No. 4.1 to the Form 8-K, File 1-13086, filed March 3, 1998).
4.3 Indenture dated March 15, 1994, among Energy Ventures, Inc., as Issuer, the Subsidiary Guarantors party thereto, as Guarantors, and Chemical Bank, as Trustee (incorporated by reference to Form 8-K, File 1-13086, filed April 5, 1994).
4.4 Specimen 10 1/4% Senior Note due 2004 of Energy Ventures, Inc. (incorporated by reference to Form 8-K, File 1- 13086, filed April 5,
         1994).
4.5 First Supplemental Indenture by and among Energy Ventures, Inc., Prideco and Chemical Bank, as trustee, dated June 30, 1995 (incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-3 (Reg. No. 33-61933)).
4.6 Second Supplemental Indenture by and among Energy Ventures, Inc., EVI Arrow, Inc., EVI Watson, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of December 6, 1996 (incorporated by reference to Exhibit 4.6 to Form 10-K, File 1-13086, filed March 20,
         1997).

4.7 Third Supplemental Indenture by and among EVI, Inc., Ercon, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of May 1, 1997 (incorporated by reference to Exhibit 99.2 to Form 8-K, File 1-13086, filed October 27, 1997).
4.8 Fourth Supplemental Indenture by and among EVI, Inc., XLS Holding, Inc., XL Systems, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of August 25, 1997 (incorporated by reference to Exhibit
         99.3 to Form 8-K, File 1-13086, filed October 27, 1997).
4.9 Fifth Supplemental Indenture by and between EVI, Inc. and The Chase Manhattan Bank dated as of December 12, 1997 (including the Form of Note and Form of Exchange Note) (incorporated by reference to Exhibit
         4.1 to Form 8-K, File 1-13086, filed December 31, 1997).
4.10 Indenture dated as of October 15, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit No. 4.13 to the Registration Statement on Form S-3 (Reg. No. 333-45207).
4.11 First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (including form of Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File 1-13086, filed November 5, 1997).
4.12 Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Lehman Brothers Inc., Prudential Securities Incorporated and Schroder & Co. Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K, File 1-13086, filed November 5, 1997).
*10.1 Executive Deferred Compensation Stock Ownership Plan and related Trust Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed November 16, 1992).
*10.2 First Amendment to Energy Ventures, Inc. Executive Deferred Compensation Stock Ownership Plan dated June 28, 1993 (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-8 (Reg. No. 33- 65790)).
*10.3 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Form 10-Q, File 1-13086, Filed November 16, 1992).
*10.4 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed August 8,
         1991).
*10.5 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531)).
*10.6 Energy Ventures, Inc. Employees Stock Option Plan (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).
*10.7 Form of Stock Option Agreement under the Company's Employees' Stock Option Plan (incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).
*10.8 Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Form 10-Q, File 1- 13086, filed August 12, 1995).
*10.9 Employment Agreements with each of Bernard J. Duroc-Danner, James G. Kiley, Frances R. Powell, John C. Coble and Robert Stiles (incorporated by reference to Exhibit 10.9 to the Form 10-K, File 1-13086, filed March 27, 1998).
10.10 Lease Agreement dated September 30, 1993, among T.F. de Mexico, S.A. de C.V. as Lessor, Grant T.F. de Mexico, S.A. de C.V., as Lessee, Energy Ventures, Inc. as Guarantor, and Revemex, S.A. de C.V. as Owner of subleased assets (incorporated by reference to Form 10-K, File 1-13086, filed March 1, 1994).
10.11 Modification dated November 21, 1996, to Lease Agreement dated September 30, 1993, among T.F. de Mexico, S.A. de C.V., Grant Prideco S.A. de C.V., Energy Ventures, Inc., as Guarantor, Steel Pipes of Mexico, S.A. and Grant Prideco, Inc. (incorporated by reference to
         Exhibit 10.11 to the Form 10-K, File 1-13086, filed March 27, 1998).
10.12 The Woodward, Oklahoma Lease agreements as amended (incorporated by reference to Form 10-K, File 1-13086, filed March 23, 1995).

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

10.15 Asset Purchase Agreement dated as of June 21, 1996, by and between Energy Ventures, Inc. and Mallard Bay Drilling, Inc. and Noble Drilling (West Africa) Inc. and Noble Drilling Corporation (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed June 24, 1996).
+21.1    Subsidiaries of EVI, Inc.
23.1     Consent of Arthur Andersen LLP (incorporated by reference to Exhibit
         23.1 to the Form 10-K, File 1-13086, filed March 27, 1998).
27.1 Financial Data Schedule (incorporated by reference to Exhibit 27.1 to the Form 10-K, File 1-13086, filed March 27, 1998).

---------------

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

                                            EVI, INC.



                                   BY: /s/ FRANCES R. POWELL
                                      ----------------------------
                                            FRANCES R. POWELL
                                      VICE PRESIDENT, ACCOUNTING
                                              AND CONTROLLER
                                     (PRINCIPAL ACCOUNTING OFFICER)

Date: April 9, 1998
     -------------------

                              INDEX TO EXHIBITS


Index
Number   Description
------   -----------
2.1      Agreement and Plan of Merger dated as of March 4, 1998, by and between
         EVI, Inc. and Weatherford Enterra, Inc.  (incorporated by reference to
         Exhibit No. 2.1 to Amendment No. 1 to Form 8-K on Form 8-K/A, File
         1-13086, filed March 9, 1998).
2.2      Share Purchase Agreement made and entered into as of January 30, 1998, by and among the shareholders of Nika Enterprises Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools
         Canada Ltd., an Alberta corporation (incorporated by reference to
         Exhibit No. 2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).
2.3      Agreement and Plan of Merger dated December 12, 1996, by and among
         EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc.
         and C2, Inc. (incorporated by reference to Exhibit No. 2.1 to Form
         8-K, File 1- 13086, filed December 31, 1997).
2.4      Agreement dated December 12, 1997, by and among EVI, Inc., Christiana
         Companies, Inc., Total Logistic Control LLC and C2, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed
         December 31, 1997).
2.5      Letter Agreement dated December 12, 1997, by and among EVI, Inc.,
         Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc.
         (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File
         1-13086, filed December 31, 1997).
2.6      Stock Purchase Agreement dated as of October 9, 1997, between EVI,
         Inc. and PACCAR Inc (incorporated by reference to Exhibit No. 2.1 to
         Form 8-K, File 1-13086, filed October 21, 1997).
2.7      Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of
         BMW Pump Inc., the shareholder of Makelki Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta
         Ltd., the shareholders of 391862 Alberta Ltd. and EVI, Inc.
         (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File
         1-13086, filed October 21, 1997).
2.8      Agreement and Plan of Merger dated as of July 16, 1997, as amended, by and among XLS Holding, Inc., EVI, Inc.  and GPXL, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed
         August 26, 1997).
2.9      Stock Purchase Agreement dated as of February 21, 1997, among Seigo
         Arai, Kanematsu USA Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed March
         17, 1997).
2.10     Agreement and Plan of Merger dated as of December 5, 1996, among
         Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark
         International, Inc. and New GulfMark International, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed
         December 26, 1996).
2.11     Agreement and Plan of Distribution dated as of December 5, 1996, by and among GulfMark International, Inc., New GulfMark International,
         Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit
         No. 2.3 to Form 8- K, File 1-13086, filed December 26, 1996).
2.12     First Amendment to Agreement and Plan of Merger dated as of March 27,
         1997, by and among Energy Ventures, Inc., GulfMark Acquisition Co.,
         GulfMark International, Inc. and GulfMark Offshore, Inc. (incorporated by reference to Exhibit No. 2.3 to the Registration Statement on Form
         S-4 (Reg. No. 333-24133)).
2.13     Stock Purchase Agreement dated as of September 14, 1996, by and among
         Parker Drilling Company and Energy Ventures, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, File 1-13086, filed October 3,
         1996).
2.14     Agreement and Plan of Merger dated as of June 20, 1996 between Energy
         Ventures, Inc., TCA Acquisition, Inc. and Tubular Corporation of
         America (incorporated by reference to Exhibit No. 2.1 to Form 8-K,
         File 1-13086, filed June 24, 1996).



3.1      Restated Certificate of Incorporation of the Company, as amended
         (incorporated by reference to Exhibit No. 3.1 to the Form 8-K, File
         1-13086, filed May 14, 1997).
3.2 By-laws of the Company, as amended (incorporated by reference to Exhibit No. 3.2 to Form 10-K, File 1-13086, filed March 1, 1994).
4.1      See Exhibit Nos. 3.1 and 3.2 for provisions of the Restated
         Certificate of Incorporation, as amended, and By- laws of the Registrant defining the rights of the holders of Common Stock.
4.2      Credit Agreement dated as of February 17, 1998, among EVI, Inc., EVI
         Oil Tools Canada Ltd., the Subsidiary Guarantors defined therein,
         Chase Bank of Texas, National Association, as U.S. Administrative
         Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian
         Agent, ABN AMRO Bank, N.V., as Syndication Agent, and the other
         Lenders defined therein, including the form of Note (incorporated by reference to Exhibit No. 4.1 to the Form 8-K, File 1-13086, filed
         March 3, 1998).
4.3      Indenture dated March 15, 1994, among Energy Ventures, Inc., as
         Issuer, the Subsidiary Guarantors party thereto, as Guarantors, and Chemical Bank, as Trustee (incorporated by reference to Form 8-K, File
         1-13086, filed April 5, 1994).
4.4      Specimen 10 1/4% Senior Note due 2004 of Energy Ventures, Inc.
         (incorporated by reference to Form 8-K, File 1- 13086, filed April 5,
         1994).
4.5      First Supplemental Indenture by and among Energy Ventures, Inc.,
         Prideco and Chemical Bank, as trustee, dated June 30, 1995
         (incorporated by reference to Exhibit No. 4.4 to the Registration
         Statement on Form S-3 (Reg. No.  33-61933)).
4.6      Second Supplemental Indenture by and among Energy Ventures, Inc., EVI
         Arrow, Inc., EVI Watson, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of December 6, 1996 (incorporated by reference to Exhibit 4.6 to Form 10-K, File 1-13086, filed March 20,
         1997).



4.7      Third Supplemental Indenture by and among EVI, Inc., Ercon, Inc. and
         The Chase Manhattan Bank, as trustee, dated effective as of May 1, 1997 (incorporated by reference to Exhibit 99.2 to Form 8-K, File
         1-13086, filed October 27, 1997).
4.8      Fourth Supplemental Indenture by and among EVI, Inc., XLS Holding,
         Inc., XL Systems, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of August 25, 1997 (incorporated by reference to Exhibit
         99.3 to Form 8-K, File 1-13086, filed October 27, 1997).
4.9      Fifth Supplemental Indenture by and between EVI, Inc. and The Chase
         Manhattan Bank dated as of December 12, 1997 (including the Form of
         Note and Form of Exchange Note) (incorporated by reference to Exhibit
         4.1 to Form 8-K, File 1-13086, filed December 31, 1997).
4.10     Indenture dated as of October 15, 1997, between EVI, Inc. and The
         Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit
         No. 4.13 to the Registration Statement on Form S-3 (Reg. No.
         333-45207).
4.11     First Supplemental Indenture dated as of October 28, 1997, between
         EVI, Inc. and The Chase Manhattan Bank, as Trustee (including form of
         Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File
         1-13086, filed November 5, 1997).
4.12     Registration Rights Agreement dated November 3, 1997, by and among
         EVI, Inc., Morgan Stanley & Co.  Incorporated, Donaldson, Lufkin &
         Jenrette Securities Corporation, Credit Suisse First Boston
         Corporation, Lehman Brothers Inc., Prudential Securities Incorporated and Schroder & Co. Inc. (incorporated by reference to Exhibit 4.3 to
         Form 8-K, File 1-13086, filed November 5, 1997).
*10.1    Executive Deferred Compensation Stock Ownership Plan and related Trust
         Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed
         November 16, 1992).
*10.2    First Amendment to Energy Ventures, Inc. Executive Deferred
         Compensation Stock Ownership Plan dated June 28, 1993 (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-8
         (Reg. No. 33- 65790)).
*10.3 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Form 10-Q, File 1-13086, Filed November 16, 1992).
*10.4    1991 Non-Employee Director Stock Option Plan and Form of Agreement
         (incorporated by reference to Form 10-Q, File 1-13086, filed August 8,
         1991).
*10.5 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 (Reg. No.
         333-13531)).
*10.6 Energy Ventures, Inc. Employees Stock Option Plan (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-8
         (Reg. No. 33-31662)).
*10.7    Form of Stock Option Agreement under the Company's Employees' Stock
         Option Plan (incorporated by reference to Exhibit No. 4.2 to the
         Registration Statement on Form S-8 (Reg. No. 33-31662)).
*10.8    Amended and Restated Non-Employee Director Stock Option Plan
         (incorporated by reference to Form 10-Q, File 1- 13086, filed August
         12, 1995).
*10.9    Employment Agreements with each of Bernard J. Duroc-Danner, James G.
         Kiley, Frances R. Powell, John C. Coble and Robert Stiles
         (incorporated by reference to Exhibit 10.9 to the Form 10-K, File
         1-13086, filed March 27, 1998).
10.10    Lease Agreement dated September 30, 1993, among T.F. de Mexico, S.A.
         de C.V. as Lessor, Grant T.F. de Mexico, S.A. de C.V., as Lessee,
         Energy Ventures, Inc. as Guarantor, and Revemex, S.A. de C.V. as Owner of subleased assets (incorporated by reference to Form 10-K, File
         1-13086, filed March 1, 1994).
10.11    Modification dated November 21, 1996, to Lease Agreement dated
         September 30, 1993, among T.F. de Mexico, S.A.  de C.V., Grant Prideco
         S.A. de C.V., Energy Ventures, Inc., as Guarantor, Steel Pipes of
         Mexico, S.A. and Grant Prideco, Inc. (incorporated by reference to
         Exhibit 10.11 to the Form 10-K, File 1-13086, filed March 27, 1998).
10.12 The Woodward, Oklahoma Lease agreements as amended (incorporated by reference to Form 10-K, File 1-13086, filed March 23, 1995).



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

10.15    Asset Purchase Agreement dated as of June 21, 1996, by and between
         Energy Ventures, Inc. and Mallard Bay Drilling, Inc. and Noble
         Drilling (West Africa) Inc. and Noble Drilling Corporation
         (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File
         1-13086, filed June 24, 1996).
+21.1    Subsidiaries of EVI, Inc.
23.1     Consent of Arthur Andersen LLP (incorporated by reference to Exhibit
         23.1 to the Form 10-K, File 1-13086, filed March 27, 1998).
27.1     Financial Data Schedule (incorporated by reference to Exhibit 27.1 to the Form 10-K, File 1-13086, filed March 27, 1998).




---------------

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