Form 10-K405/A
period 1997-12-31
EVI INC
filed 1998-04-23
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------


                              Amendment No. 2 to

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                   None.

                               EXPLANATORY NOTE



        EVI, Inc. files this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K, as amended by Amendment No. 1, for the year ended December 31, 1997, to amend and restate Item 11 in its entirety.

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

(2)      Options become fully exercisable on May 7, 2001.

(3)      Options become fully exercisable on March 9, 2001.

        The following table shows, as to the named executive officers, the aggregate option exercises during 1997 and the values of unexercised options as of December 31, 1997:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND DECEMBER 31, 1997 OPTION VALUES

                                                                   NUMBER OF SECURITIES
                                                                        UNDERLYING
                                                                   UNEXERCISED OPTIONS             VALUE OF UNEXERCISED
                                        SHARES                     AT DECEMBER 31, 1997             IN-THE-MONEY-OPTIONS
                                      ACQUIRED ON                ----------------------------      AT DECEMBER 31, 1997(1)
                                       EXERCISE       VALUE      EXERCISABLE    UNEXERCISABLE     --------------------------
                   NAME                (NUMBER)      REALIZED      (SHARES)       (SHARES)        EXERCISABLE  UNEXERCISABLE
                   ----               ----------      --------   -----------  ---------------     -----------  -------------
    Bernard J. Duroc-Danner              320,000    $11,905,782     450,000        380,000       $19,045,000   $14,104,375
    John C. Coble                         38,136      1,204,435          --         80,400                --     2,716,000
    Ghazi J. Hashem                           --             --          --             --                --            --
    James G. Kiley                        45,000      1,178,056          --        155,000                --     5,399,650
    Frances R. Powell                     11,000        439,529       9,000         32,000           403,875       766,000
    Robert F. Stiles                          --             --          --         60,000                --     1,436,250

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         The Company has entered into employment agreements (each an "Employment Agreement") with each of Messrs. Duroc-Danner, Kiley, Coble, Stiles, Huff and Ms. Powell. Each of the Employment Agreements provides for a term of three years and is renewable annually. Under the terms of the Employment Agreements, if the executive's employment is terminated by the Company for any reason other than "cause" or "disability" or by the executive for "good reason", in each case as such terms are defined in the Employment Agreements, the executive will be entitled to receive (i) an amount equal to three times the executive's current base compensation plus the highest bonus paid to the executive during the three years preceding the year of termination, (ii) any accrued salary or bonus (pro rated to the date of termination), (iii) an amount equal to the amount that would be payable if all retirement plans were vested, (iv) an amount equal to the amount that would have been contributed as the Company's match under its 401(k) savings plan and its Executive Deferred Plan for three years and (v) an amount equal to the amount the executive would have received as a car allowance for three years. Under the Employment Agreements, "cause" is defined as the willful and continued failure to perform the executive's job, after written demand is made by the Chief Executive Officer or the Company's Board, or the willful engagement in illegal conduct or gross misconduct. Termination by the executive for "good reason" is generally defined as (i) a material reduction in title and/or responsibilities of the executive, (ii) certain relocations of the executive or (iii) any material reduction in the executive's benefits. In addition, under such circumstances, all stock options and restricted stock granted to the executive will automatically vest. Further, with respect to options, the executive would have the right to either exercise such options for one year after his or her date of termination or to surrender for such cash all such options unless to do so would cause a transaction otherwise eligible for pooling of interests accounting treatment under Accounting Principles Board Opinion No. 16 to be ineligible for such treatment, in which case the executive would receive shares of Common Stock equal in value to the cash he or she would have received. All health and medical benefits would also be maintained after termination for a period of three years provided the executive makes his or her required contribution. Under the Deficit Reduction Act of 1984, certain severance payments that exceed a certain amount could subject both the Company and the executive to adverse U.S. federal income tax consequences. Each of the Employment Agreements provides that the Company would be required to pay the executive a "gross up payment" to insure that the executive receives the total benefit intended by the Employment Agreement. In addition, in connection with the retention of Mr. Huff as Senior Vice President, General Counsel and Secretary of the Company, the Company has agreed to grant to Mr. Huff a sign-on incentive bonus of 75,000 shares of restricted Common Stock subject to four year vesting on the basis of 25% per year and options to purchase an aggregate of 100,000 shares of Common Stock at the per share market price of the Common Stock on the date of his employment, which is expected to be in June 1998, subject to vesting over a three year period on the basis of one-third per year. The base compensation payable to Messrs. Duroc-Danner, Kiley, Coble, Stiles, and Huff and Ms. Powell under the Employment Agreements are $550,000, $275,000, $300,000, $270,000, $350,000 and $200,000, respectively.



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


Date: April 22, 1998
     -------------------