Form 10-Q
period 1998-03-31
EVI INC
filed 1998-05-15
CIK 32908

                                      DRAFT
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________ to ________

Commission file number 1-13086


                                    EVI, INC.
             (Exact name of Registrant as specified in its Charter)

               Delaware                                        04-2515019
   -------------------------------                         ------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

     5 Post Oak Park, Houston, Texas                          77027-3415
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

                                   Yes [X]   No [ ]
                                      -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Title of Class                               Outstanding at May 6, 1998
-----------------------------                        --------------------------
Common Stock, par value $1.00                                47,852,591

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EVI, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                            March 31,              December 31,
                                                                              1998                     1997
                                                                          -------------           -------------
                                                                                        (in thousands)
                          ASSETS

CURRENT ASSETS:
      Cash and Cash Equivalents ...............................            $    25,182             $    31,863
      Accounts Receivable, Net of Allowance for Uncollectible
         Accounts of $1,049,000 and $1,006,000, Respectively ..                270,320                 265,307
      Inventories .............................................                316,202                 286,763
      Other Current Assets ....................................                 63,453                  47,092
                                                                           -----------             -----------
                                                                               675,157                 631,025
                                                                           -----------             -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
      NET OF ACCUMULATED DEPRECIATION .........................                327,816                 301,717
GOODWILL, NET .................................................                493,470                 403,328
OTHER ASSETS ..................................................                 54,015                  29,996
                                                                           -----------             -----------
                                                                           $ 1,550,458             $ 1,366,066
                                                                           ===========             ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-Term Borrowings, Primarily Under Revolving
         Lines of Credit ......................................            $   133,638             $    24,243
      Current Maturities of Long-Term Debt ....................                  9,858                  10,355
      Accounts Payable ........................................                148,501                 156,829
      Accrued Salaries and Benefits ...........................                 18,765                  33,904
      Current Tax Liabilities .................................                 25,612                  13,913
      Other Accrued Liabilities ...............................                 84,885                  74,921
                                                                           -----------             -----------
                                                                               421,259                 314,165
                                                                           -----------             -----------

LONG-TERM DEBT ................................................                 42,075                  43,198
DEFERRED INCOME TAXES AND OTHER ...............................                 95,624                  78,970
5% CONVERTIBLE SUBORDINATED PREFERRED
      EQUIVALENT DEBENTURES ...................................                402,500                 402,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common Stock, $1 Par Value, Authorized 80,000,000 Shares,
         Issued 52,673,461 and 51,890,823, Respectively .......                 52,674                  51,891
      Capital in Excess of Par Value ..........................                441,767                 410,442
      Treasury Stock, at Cost .................................               (152,602)               (152,344)
      Retained Earnings .......................................                263,220                 231,943
      Cumulative Foreign Currency Translation Adjustment ......                (16,059)                (14,699)
                                                                           -----------             -----------
                                                                               589,000                 527,233
                                                                           -----------             -----------
                                                                           $ 1,550,458             $ 1,366,066
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

                           EVI, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         Three Months
                                                                         Ended March 31,
                                                               ------------------------------------
                                                                   1998                   1997
                                                               -------------          -------------
                                                                 (in thousands, except per share
                                                                            amounts)
REVENUES .............................................            $ 316,840             $ 164,640
                                                                  ---------             ---------

COSTS AND EXPENSES:
      Cost of Sales ..................................              214,581               122,271
      Selling, General and Administrative Attributable
         to Segments .................................               44,789                17,311
      Corporate General and Administrative ...........                2,148                 1,721
                                                                  ---------             ---------

OPERATING INCOME .....................................               55,322                23,337
                                                                  ---------             ---------
OTHER INCOME (EXPENSE):
      Interest Income ................................                  168                 2,579
      Interest Expense ...............................               (7,993)               (4,411)
      Other, Net .....................................                  621                   735
                                                                  ---------             ---------

INCOME BEFORE INCOME TAXES ...........................               48,118                22,240

PROVISION FOR INCOME TAXES ...........................               16,841                 7,895
                                                                  ---------             ---------

NET INCOME ...........................................            $  31,277             $  14,345
                                                                  =========             =========
EARNINGS PER SHARE:

      Basic ..........................................            $    0.66             $    0.31
                                                                  =========             =========
      Diluted ........................................            $    0.65             $    0.31
                                                                  =========             =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

      Basic ..........................................               47,732                45,672
                                                                  =========             =========
      Diluted ........................................               48,333                46,765
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

                           EVI, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months
                                                                                       Ended March 31,
                                                                             --------------------------------
                                                                                1998                 1997
                                                                             -----------          -----------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income .................................................            $  31,277             $  14,345
      Adjustments to Reconcile Net Income to Net Cash
        Used by Operating Activities:
        Depreciation and Amortization ............................               13,145                 6,845
        Deferred Income Tax Provision ............................                2,540                 1,826
        Change in Operating Assets and Liabilities, Net of Effects
          of Businesses Acquired .................................              (54,471)              (45,055)
                                                                              ---------             ---------
          Net Cash Used by Operating Activities ..................               (7,509)              (22,039)
                                                                              ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Income Taxes Paid on Gain on Disposal of Discontinued
        Operations ...............................................                 --                 (62,808)
      Acquisition of Businesses, Net of Cash Acquired ............              (78,056)              (30,179)
      Capital Expenditures for Property, Plant and
        Equipment ................................................              (18,278)               (7,271)
      Other, Net .................................................                  418                    92
                                                                              ---------             ---------
        Net Cash Used by Investing Activities ....................              (95,916)             (100,166)
                                                                              ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings Under Revolving Lines of Credit, Net ............              109,395                 3,904
      Repayments on Term Debt, Net ...............................              (13,231)               (1,246)
      Proceeds from Exercise of Stock Options ....................                  838                  --
      Acquisitions of Treasury Stock .............................                 (258)                 (425)
                                                                              ---------             ---------
        Net Cash Provided by Financing Activities ................               96,744                 2,233
                                                                              ---------             ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................               (6,681)             (119,972)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................               31,863               223,966
                                                                              ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................            $  25,182             $ 103,994
                                                                              =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest Paid ..............................................            $   7,131             $   7,221
      Income Taxes Paid, Net of Refund ...........................            $   5,599             $  63,379














        The accompanying notes are an integral part of these consolidated condensed financial statements.

                           EVI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  General

     The unaudited consolidated condensed financial statements included herein have been prepared by EVI, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

(2)   Comprehensive Income

     Comprehensive income as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company.

                                                                       Three Months
                                                                     Ended March 31,
                                                              ----------------------------
                                                                 1998             1997
                                                              -----------      -----------
                                                                      (in thousands)
     Comprehensive income:
       Net income....................................         $   31,277       $   14,345
       Cumulative translation adjustment.............             (1,360)              --
                                                              ----------       ----------
     Total comprehensive income......................         $   29,917       $   14,345
                                                              ==========       ==========

(3)  Inventories

     Inventories by category are as follows:

                                                               March 31,        December 31,
                                                                  1998             1997
                                                              ----------        ------------
                                                                      (in thousands)

     Raw materials and components....................         $  183,955       $  151,743
     Work in process.................................             42,372           46,498
     Finished goods..................................             89,875           88,522
                                                              ----------       ----------
                                                              $  316,202       $  286,763
                                                              ==========       ==========

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

(4)  Acquisitions

     On February 19, 1998, the Company acquired Ampscot Equipment Ltd., an Alberta corporation ("Ampscot") for approximately $57.1 million in cash. Ampscot is a Canadian-based manufacturer of pumping units.

     On January 15, 1998, the Company completed the acquisition of Taro Industries Limited ("Taro"), an Alberta corporation, in which approximately 0.8 million shares of the Company's common stock, $1.00 par value ("Common Stock"), have been issued or are reserved for issuance to the shareholders of Taro in exchange for their shares of Taro stock. Taro is a Canadian provider of well automation, gas compression, and drilling equipment distribution.

                           EVI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

     On December 3, 1997, the Company completed the acquisition of all of the outstanding shares of BMW Monarch (Lloydminster) Ltd. ("BMW Monarch") and BMW Pump, Inc. ("BMW Pump") for aggregate consideration of approximately $96.8 million in cash and $14.3 million in assumed debt. On December 2, 1997, the Company completed the acquisition of all of the capital stock of Trico Industries, Inc., ("Trico") in exchange for $105.0 million in cash and the assumption of $8.7 million of debt.

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

     The following presents the consolidated financial information for the Company on a pro forma basis as if the May 1, 1997 acquisition of GulfMark and the December 1997 acquisitions of Trico, BMW Monarch and BMW Pump had occurred on January 1, 1997. Such acquisitions have been included in the historical financial results for the three months ended March 31, 1998; therefore, pro forma information for such period is not presented. All other 1997 and 1998 acquisitions are not material individually nor in the aggregate for each applicable year; therefore, pro forma information is not presented. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1997, or that may be achieved in the future.

                                                            Three Months
                                                                Ended
                                                            March 31,1997
                                                        ----------------------
                                                           (in thousands,
                                                          except per share
                                                              amounts)

     Revenues.........................................         $  216,091
     Net income from continuing operations............         $   15,856
     Earnings per common share from continuing
       operations:
       Basic..........................................         $     0.35
       Diluted........................................         $     0.34

(5)   Long-Term Debt

     In February 1998, the Company entered into a new credit agreement which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility and terminated its prior working capital facilities. Borrowings under the new credit facility bear interest at a variable rate based on either prime or LIBOR and are secured by pledges of various stock of the Company's domestic and foreign subsidiaries. In addition, certain of the Company's domestic subsidiaries are guarantors of the facility.

                           EVI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option plans. The effect of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") on diluted earnings per share is anti-dilutive and, thus, has no impact.

     The following reconciles basic and diluted weighted average shares:

                                                                         March 31,
                                                                  ----------------------------
                                                                     1998              1997
                                                                  ----------        ----------
                                                                       (in thousands)

    Basic weighted average number of
        shares outstanding...........................               47,732             45,672
    Dilutive effect of stock option plans............                  601              1,093
                                                                  --------          ---------
    Dilutive weighted average number of
        shares outstanding...........................               48,333             46,765
                                                                  ========          =========

(7)   Supplemental Cash Flow Information

     The following summarizes investing activities relating to acquisitions:

                                                                     Three Months Ended
                                                                          March 31,
                                                                -----------------------------
                                                                   1998              1997
                                                                -----------       -----------
                                                                       (in thousands)

    Fair value of assets, net of cash acquired.......            $  63,489       $    20,477
    Goodwill.........................................               94,430            20,109
    Total liabilities................................              (48,968)          (10,407)
    Common Stock issued..............................              (30,895)               --
                                                                 ---------       -----------
    Cash consideration, net of cash acquired.........            $  78,056       $    30,179
                                                                 =========       ===========

(8)  Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information, in the first quarter of 1998. SFAS No. 131 requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segment. Quarterly disclosures are not required in the first year of adoption. The adoption of SFAS No. 131 has not resulted in a change in the manner the Company reports segment information and related disclosures.

     In 1998 the FASB issued Statement of Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes annual disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 is effective for years beginning after December 15, 1997. SFAS No. 132 has no impact on the consolidated condensed financial statements of the Company.

(9)   Reclassifications and Restatements

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1998 classifications.

                           EVI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(10)  Subsequent Events

     On March 4, 1998, the Company entered into an Agreement and Plan of
Merger, as amended, with Weatherford Enterra, Inc. ("Weatherford") providing for the merger of Weatherford with and into the Company pursuant to an expected tax free merger (the "Merger") in which the stockholders of Weatherford will receive
0.95 of a share of the Company's Common Stock in exchange for each outstanding share of Weatherford common stock. Based on the number of shares of Weatherford common stock outstanding as of April 22, 1998, a total of approximately 48.8 million shares of Common Stock would be issued in the Merger. In addition, approximately 1.4 million shares of Common Stock would be reserved for issuance by the Company for outstanding options under Weatherford's compensation and benefit plans. The Company will be the surviving corporation and will be renamed EVI Weatherford, Inc.

     The Weatherford Merger is subject to various conditions, including the approval by the stockholders of both the Company and Weatherford. The Company and Weatherford have each set May 27, 1998 as the meeting date for the special meeting of their stockholders to consider and vote on the Merger.

     In December 1997, the Company entered into a merger agreement with Christiana Companies, Inc. ("Christiana") and C2, Inc., Wisconsin corporations, pursuant to which approximately 3.9 million shares of Common Stock will be issued to the stockholders of Christiana in a merger of a subsidiary of the Company with and into Christiana ("Christiana Merger"). Prior to the Christiana Merger, Christiana is required to sell two-thirds of its interest in Total Logistic Control ("Logistic"), a wholly owned subsidiary of Christiana, to C2, Inc. for approximately $10.7 million. Following the Logistic sale, the remaining assets of Christiana will consist of (i) approximately 3.9 million shares of Common Stock, (ii) a one-third interest in Logistic, (iii) cash and other assets with a book value of approximately $10.0 million and (iv) a contingent cash payment of up to $10.0 million payable five years after the effective date of the merger to the extent such funds are not required to satisfy contingent claims against Christiana. It is anticipated that Christiana will have no material debt as of the consummation of the Christiana Merger, but will have various tax liabilities which will be paid with the remaining cash balance in Christiana after the Christiana Merger. Because the number of shares of Common Stock issuable in the proposed Christiana Merger approximates the number of shares of Common Stock currently held by Christiana, the Christiana Merger is expected to have no material effect on the outstanding number of shares of Common Stock or equity of the Company.

     The Christiana Merger is subject to various conditions, including approval by the stockholders of the Company and Christiana and the receipt of required regulatory approvals. Although there can be no assurance that the Christiana Merger will close, the Company currently anticipates that the acquisition will be consummated shortly after receipt of such regulatory approvals and the approval of the Christiana Merger by the shareholders of the Company and Christiana. The Company currently expects that a meeting of its stockholders to consider the Christiana Merger will be held in the third quarter of 1998.

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

     The Company's product lines are divided into a drilling products segment consisting of drill pipe, premium tubulars and marine connectors, and a production equipment segment consisting of completion and artificial lift equipment. The Company's principal products consist of drill pipe and drilling tools, premium connectors and associated high grade tubulars, marine connectors, packers and completion tools and artificial lift systems. The Company's growth strategy has resulted in the Company becoming the largest manufacturer of drill pipe in the world, the largest manufacturer of premium tubular connectors in North America and one of the largest providers of artificial lift and completion equipment in the world. The production equipment segment designs, manufactures and services artificial lift and completion equipment. To the Company's knowledge, none of its competitors has as broad a product line of rod lift and progressing cavity pumps.

     Recent Developments

     On March 4, 1998, the Company entered into an Agreement and Plan of Merger with Weatherford Enterra, Inc. ("Weatherford") providing for the merger of Weatherford with and into the Company pursuant to an expected tax free merger (the "Merger") in which the stockholders of Weatherford will receive 0.95 of a share of the Company's common stock, $1.00 par value ("Common Stock"), in exchange for each outstanding share of Weatherford common stock. Based on the number of shares of Weatherford common stock outstanding as of April 22, 1998, a total of approximately 48.8 million shares of Common Stock would be issued in the Merger. In addition, approximately 1.4 million shares of Common Stock would be reserved for issuance by the Company for outstanding options under Weatherford's compensation and benefit plans. The Company will be the surviving corporation and will be renamed EVI Weatherford, Inc.

     Weatherford is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. Weatherford operates in three industry segments consisting of oilfield services, oilfield products and gas compression. The Merger with Weatherford is being proposed to further the Company's strategy of taking advantage of opportunities in the oilfield service industry, more particularly its well construction and production life cycle segments. The Company believes that the combination of the Company's broad range of completion and artificial lift products with Weatherford's international oilfield service infrastructure and reputation should provide the combined entity with a firm foundation for growth. The Merger also is being pursued by the Company to (i) provide the Company with a greater and more diversified line of products and services to serve its customers' needs, (ii) expand the Company's international presence and (iii) provide the Company with benefits through product leveraging and consolidation savings.

     The Merger is subject to various conditions, including the approval by the stockholders of both the Company and Weatherford. The Company and Weatherford have each set May 27, 1998 as the meeting date for the special meeting of their stockholders to consider and vote on the Merger.

     Recent Acquisitions

     In the first quarter of 1998, the Company completed three acquisitions of operating businesses within its production equipment segment: (i) Houston Well Screen, a leading provider of downhole sand control screens for approximately $27.6 million cash; (ii) Taro Industries, Limited ("Taro"), a Canadian provider of well monitoring, gas compression and drilling equipment distribution for approximately 0.8 million shares of Common Stock; and (iii) Ampscot Equipment Ltd. ("Ampscot"), a Canadian manufacturer of conventional pumping units for approximately $57.1 million cash. The Company also acquired a business relating to its tubular products operations that expanded the Company's manufacturing capacity for cash consideration of $9 million plus liabilities of approximately $21 million. The 1998 acquisitions were accounted for using the purchase method of accounting. The results of operations of all 1998 acquisitions have been included in the Company's operating results since their respective dates of acquisitions. These acquisitions substantially increased the Company's market share in the traditional pumpjack market, expanded the Company's production equipment product line, added gas compression to the Company's product offerings, expanded the Company's presence in Canada and expanded the Company's tubular manufacturing capacity.

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

     In recent months, the worldwide price of oil has declined, with prices having dropped as much as 40% to under $13 per barrel for spot deliveries and prices for natural gas have weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. Lower oil prices have resulted in a reduction in the rig count and related drilling activity in the United States and Canada, reductions in the exploration and development budgets of producers and a substantial decline in the development of heavy and marginal oil reserves in the United States and Canada. As prices for oil have continued to decline, the Company and others in the industry have begun to experience a softening in demand for their products and services, in particular products associated with exploration activity and oil production. This reduction in demand has particularly affected the demand for many of the Company's artificial lift products, in particular progressing cavity pumps and other rod lift products used for the production of heavy oil and oil from marginal wells. Although the Company's backlog for drill pipe remains strong and the softening of the market has mainly impacted demand for products associated with the production of oil, a prolonged period of low price oil can be expected to adversely affect the demand throughout the industry, including those products manufactured by the Company. In such a case, the Company's revenues and income could be expected to be similarly affected.

       Although the short-term outlook in the industry remains uncertain and is expected to be characterized by a softening in demand for certain products, absent a significant downturn in the U.S. and world economies, the Company believes that market conditions in the industry should improve over the long term as the demand and supply balance becomes more in balance. The timing of such recovery, however, cannot be predicted with certainty.

Results of Operations

     General

       Net income for the first quarter 1998 was $31.3 million, or $0.65 per diluted share, on revenues of $316.8 million, as compared to net income for the first quarter 1997 of $14.3 million, or $0.31 per diluted share, on revenues of $164.6 million. The increases in revenues and net income reflect continued revenue and margin improvement in the Company's drilling products segment as well as the beneficial effect of the Company's 1997 and 1998 acquisitions. The net effect of these acquisitions on revenues and net income for the quarter ended March 31, 1998, compared to the first quarter of 1997 was an increase in revenues of $122.0 million and an increase in net income of $10.4 million.

       Cost of goods sold as a percentage of revenues declined from 74% of total revenues in the first quarter of 1997 to 68% in the first quarter of 1998 primarily due to stronger prices and sales of higher margin products. Selling, general and administrative costs attributable to segments as a percentage of total revenues increased from 11% in the first quarter of 1997 to 14% in the first quarter 1998 due to the incurrence of costs associated with the assimilation of acquired businesses and amortization of goodwill and other intangibles. Goodwill associated with the Company's 1997 and first quarter 1998 acquisitions was approximately $399.4 million and the charge associated with the amortization of this goodwill and other intangibles was $2.9 million in the first quarter of 1998 as compared to $0.9 million in the first quarter of 1997.

     Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Drilling Products Segment

       The Company's drilling products segment reported revenues and operating income of $192.9 million and $46.3 million, respectively, for the first quarter 1998, up from $117.8 million and $21.5 million, respectively, for the first quarter 1997. These improvements were primarily due to continued strong demand and backlog for drill pipe and other drilling tools, increased sales of premium tubular products and the effects of the Company's acquisition of TA Industries, Inc. ("TA"), a premium tubular couplings and accessories manufacturer in April 1997, and the third quarter acquisition of XLS Holdings, Inc. ("XL"), a manufacturer of subsea equipment. Premium tubular revenues increased to approximately $80.1 million in the first quarter of 1998 up from approximately $58.9 million for 1997. The net effect of the acquisitions of TA and XL on revenues and net income in this segment for the quarter ended March 31, 1998, compared to the first quarter of 1997 was an increase in revenues of $30.4 million and an increase in operating income of $4.7 million. The increase in premium tubular and subsea equipment revenues also reflects continued strong demand for these products in offshore production.

     Cost of goods sold declined as a percentage of revenues from 76.0% in 1997 to 70.3% in 1998, due to increased pricing on the Company's products and reduced costs resulting from the expansion of the Company's Mexico tool joint facility, which provided savings of at least $1.2 million in the first quarter of 1998. Selling, general and administrative expenses as a percentage of revenues represented 5.8% for the first quarter 1998 and 1997.

     Of the Company's 1998 first quarter sales of drill pipe and other tubular products, 73%, 8% and 8% were attributable to sales originating in the United States, Canada and Latin America, respectively, compared to 67%, 8% and 10%, respectively, for the first quarter of 1997. United States sales include export sales and sales to distributors and other United States companies for ultimate use outside the United States.

     Backlog for tubular products at March 31, 1998, was approximately $352.1 million compared to $360.0 million at December 31, 1997. The Company currently expects that over $264.0 million of this backlog will be shipped by December 31, 1998, with the remainder to be shipped within the first six months of 1999. There can be no assurance that this level of backlog will continue and any material changes in demand for drilling products and rig utilization could affect the demand for the Company's drill pipe.

     Production Equipment Segment

     The Company's production equipment segment reported revenues and operating income of $123.9 million and $11.2 million, respectively, for the first quarter 1998, up from $46.8 million and $3.6 million, respectively, for the first quarter 1997. These improvements were due to the Company's 1997 and 1998 acquisitions and growth in the Latin American markets. The 1997 and 1998 acquisitions generated revenues and operating income for this segment of $85.9 million and $11.9 million in the first quarter of 1998. The improvements attributable to the businesses acquired in these acquisitions were partially offset by substantial declines in demand for the Company's progressing cavity pump line of artificial lift products due to lower oil prices and an associated drop in heavy oil drilling activity in Canada and California and other marginal oil production activity. Although the Company believes that demand for these products should increase with any material increases in the price of oil from their current low levels, there can be no assurance as to the timing or extent of such improvements.

     Cost of goods sold declined as a percentage of revenues from 69.9% in the first quarter 1997 to 63.8% in the first quarter 1998, as a result of an improvement in the segment's domestic cost structure and from the December 1997 acquisitions of Trico Industries, Inc. and the 1998 acquisitions of Taro and Ampscot. Selling, general and administrative expenses for the first quarter 1998 as a percentage of revenues was 27.1% compared to 22.4% for the first quarter 1997. The increase in selling, general and administrative expenses for this segment reflects higher costs associated with overlapping operations at various acquired companies pending the consolidation of those operations and increased amortization of goodwill and other intangibles relating to the Company's 1997 and first quarter 1998 acquisitions in this segment. The Company intends to continue to focus on reducing selling, general and administrative expenses in this segment through the integration of acquired operations.

     Sales of production equipment originating in North America approximated 81% of this segment's sales in this first quarter of 1998 compared to 79% in the first quarter of 1997, while sales originating in Latin America decreased to 16% of total sales during the first quarter of 1998 from 21% of total sales during the first quarter of 1997. Canadian sales were $69.1 million for the first quarter of 1998 compared to $16.7 million for the first quarter of 1997. The increase is sales was attributable to the Company's 1997 and 1998 acquisitions in Canada in this segment.

     Other

     Corporate expenses as a percentage of revenues for the first quarter 1998 were 0.7% as compared to 1.0% for the first quarter 1997. The percentage decrease from 1997 was primarily attributable to the growth in 1998 revenues.

     Interest expense for the first quarter 1998 was $8.0 million compared to $4.4 million for the first quarter 1997. The increase in interest expense in the first quarter 1998, as compared to the first quarter 1997, reflects the issuance by the Company of $402.5 million principal amount of its 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") issued in November 1997, a portion of which was utilized to purchase substantially all of the $120.0 million principal amount of the Company's then outstanding 10 1/4 % Senior Notes due 2004. The remaining proceeds from the issuance of the Debentures were used to fund acquisitions and reduce bank debt.

     The Company's effective tax rate on net income the first quarter 1998 was 35% as compared to 35.5% for the first quarter 1997.

Liquidity and Capital Resources

     At March 31, 1998, the Company had cash and cash equivalents of $25.2 million compared to $31.9 million at December 31, 1997. At March 31, 1998, the Company had outstanding $133.6 million in borrowings under its working capital facilities compared to $24.2 million at December 31, 1997. In addition, the Company had outstanding approximately $12.3 million and $14.9 million in letters of credit at March 31, 1998 and December 31, 1997, respectively.

     In November 1997, the Company completed a private placement of $402.5 million principal amount of the Debentures. The Debentures bear interest at an annual rate of 5% and are convertible at a price of $80 per share of Common Stock of the Company. The Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices described in the indenture relating to the Debentures, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Company also has the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at anytime when the Company is not in default in the payment of interest.

     The Company currently has a credit facility with a group of financial institutions that provides for borrowings of up to an aggregate of $250.0 million. Borrowings under this facility bear interest at a variable rate based on prime or LIBOR and are currently secured by pledges of various stock of the Company's domestic and foreign subsidiaries. In addition, certain of the Company's domestic subsidiaries are guarantors of the facility. The credit facility contains customary affirmative and negative covenants, including debt incurrence tests, interest coverage ratio, negative pledges, acquisitions over certain levels and certain dispositions of assets. In addition, the facility requires the Company to maintain a minimum tangible net worth of $469.6 million as of March 31, 1998 (as defined in the credit agreement). The Company is currently negotiating an amendment to this credit facility that would, upon the closing of the Company's proposed merger with Weatherford, consolidate Weatherford's current credit facility with the Company's facility.

     The Company's current sources of capital are its current cash, cash generated from operations and borrowings under its credit facility. The Company believes that current reserves of cash and short-term investments, access to its existing credit line and internally generated cash from operations are sufficient to finance the projected cash requirements of its current and future operations. The Company, however, is continually reviewing acquisitions in its markets. Depending upon the size, nature and timing of an acquisition, the Company could require additional capital in the form of either debt, equity or a combination of both.

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

Acquisitions and Capital Expenditures and Other

     In the first quarter of 1998, the Company completed three acquisitions in its production equipment segment consisting of (i) Houston Well Screen for cash of approximately $27.6 million, (ii) Taro for 0.8 million shares of Common Stock and (iii) Ampscot for cash of approximately $57.1 million. The Company also acquired a business relating to its tubular products operations that expanded the Company's manufacturing capacity for cash consideration of $9 million plus liabilities of approximately $21 million.

     Capital expenditures for property, plant and equipment by the Company during the quarter ended March 31, 1998, totaled approximately $18.3 million and was primarily related to ongoing routine capital expenditures for 1998. Ongoing routine capital expenditures for 1998, excluding any capital expenditures relating to the pending merger of Weatherford, are estimated to be approximately $45 million. Capital expenditures are expected to be funded with available cash, cash flow from operations and, if desirable, borrowings under its existing line of credit and other facilities.

     In 1997, the Company began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to be material.

Christiana Merger

      In December 1997, the Company entered into a merger agreement with Christiana Companies, Inc. ("Christiana") and C2, Inc., Wisconsin corporations, pursuant to which approximately 3.9 million shares of Common Stock will be issued to the stockholders of Christiana in a merger of a subsidiary of the Company with and into Christiana ("Christiana Merger"). Prior to the Christiana Merger, Christiana is required to sell two-thirds of its interest in Total Logistic Control ("Logistic"), a wholly owned subsidiary of Christiana, to C2, Inc. for approximately $10.7 million. Following the Logistic sale, the remaining assets of Christiana will consist of (i) approximately 3.9 million shares of Common Stock, (ii) a one-third interest in Logistic and (iii) cash and other assets with a book value of approximately $10.0 million and (iv) a contingent cash payment of up to $10.0 million payable five years after the effective date of the merger to the extent such funds are not required to satisfy contingent claims against Christiana. It is anticipated that Christiana will have no material debt as of the consummation of the Christiana Merger, but will have various tax liabilities which will be paid with the remaining cash balance in Christiana after the Christiana Merger. Because the number of shares of Common Stock issuable in the proposed Christiana Merger approximates the number of shares of Common Stock currently held by Christiana, the Christiana Merger is expected to have no material effect on the outstanding number of shares of Common Stock or equity of the Company.

     The Christiana Merger is subject to various conditions, including approval by the stockholders of the Company and Christiana and the receipt of required regulatory approvals. Although there can be no assurance that the Christiana Merger will close, the Company currently anticipates that the acquisition will be consummated shortly after receipt of such regulatory approval and the approval of the Christiana Merger by the shareholders of the Company and Christiana. The Company currently expects that a meeting of its stockholders to consider the Christiana Merger will be held in the third quarter of 1998.

Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information, in the first quarter of 1998. SFAS No. 131 requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segment. Quarterly disclosures are not required in the first year of adoption. The adoption of SFAS No. 131 has not resulted in a change in the manner the Company reports segment information and related disclosures.

     In 1998 the FASB issued Statement of Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes annual disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 is effective for years beginning after December 15, 1997. SFAS No. 132 has no impact on the consolidated condensed financial statements of the Company.

Forward-Looking Statements

     Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future sales, earnings, margins, production levels and costs, expected savings from acquisitions and the proposed merger with Weatherford, the effects of the proposed merger with Weatherford on sales, business, expenses, cash flow and products, demand for products, product deliveries, market trends in the oil and gas industry and the oilfield service sector thereof, research and development, environmental and other expenditures, currency fluctuations and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the price of oil and gas, the impact of recent declines in the price of oil on the demand for the Company's products, the impact and duration of the declines in drilling for heavy oil in Canada and California and the impact of reduced activity with respect to the production of marginal oil reserves, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world-wide political stability and economic growth, including currency fluctuations, government export and import policies, technological advances involving the Company's products and services, the Company's successful execution of internal operating plans and manufacturing consolidations and restructurings, changes in the market for the Company's drilling tools and other products, performance issues with key suppliers and subcontractors, the ability of the Company to maintain price increases and market shares, raw material costs changes, collective bargaining labor disputes, regulatory uncertainties and legal proceedings. Future results will also be dependent upon the ability of the Company to continue to identify and complete successful acquisitions at acceptable prices, integrate those acquisitions with the Company's other operations and penetrate existing and new markets. Many of these factors are described in greater detail in the Company's Form 10-K, as amended, for the year ended December 31, 1997, and Current Reports on Form 8-K dated January 28, 1998, February 3, 1998, February 19, 1998, as amended, March 5, 1998, as amended, April 20, 1998 and April 22, 1998, as amended.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Dividend Restrictions

     In February 1998, the Company entered into a new credit agreement which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility ("New Credit Facilities"), and terminated both of the Company's prior working capital facilities. Under the Prior Credit Facilities, the Company and the Company's principal operating subsidiaries were subject to certain prohibitions and restrictions on the declaration, payment and amount of dividends, distributions and other restricted payments that the Company and its principal operating subsidiaries could make to stockholders. The Company's New Credit Facilities do not contain such prohibitions and restrictions, however, it does contain customary affirmative and negative covenants, including debt incurrence tests, interest coverage ratio, negative pledges, acquisitions over certain levels, certain dispositions of assets and minimum tangible net worth test.

Acquisition of Taro Industries

     On January 15, 1998, the Company completed the acquisition of Taro Industries Limited, an Alberta corporation ("Taro"), pursuant to a plan of arrangement (the "Plan of Arrangement"), under which a Canadian subsidiary of the Company was amalgamated with Taro. Under the Plan of Arrangement, approximately 765,000 shares of the Company's common stock, $1.00 par value (the "Taro Shares"), were issued or reserved for issuance by the Company to the securityholders of Taro in exchange for their Taro common shares. The issuance of the Taro Shares was exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon Section 3(a)(10) of the Act as the Plan of Arrangement was approved pursuant to Section 186 of the Business Corporations Act, S.A. 1981, by the Court of Queen's Bench of Alberta, Judicial District of Calgary, following a hearing upon the fairness of the terms and conditions of the Plan of Arrangement at which all persons to whom the Taro Shares were proposed to be issued had a right to appear. A copy of the Plan of Arrangement is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

     2.1 Amended and Restated Arrangement Agreement by and between Taro Industries Limited, and EVI, Inc. and 756745 Alberta Ltd. and 759572 Alberta Ltd. dated as of December 5, 1997 (incorporated by reference to Exhibit No. 2.4 to Form 8-K, File 1-13086, filed December 31, 1997).

     2.2 Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit No.
          2.2 to Form 8-K, File 1-13086, filed April 21, 1998).

     2.3 Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed April 23, 1998).

     10.1 Employment Agreement dated March 16, 1998, by and between the Company and Curtis W. Huff.

     27.1 Financial Data Schedule

  (b) Reports on Form 8-K:

     1) Current Report on Form 8-K/A dated January 14, 1998, amending Current Report on Form 8-K dated May 1, 1997, relating to the audited financial statements of GulfMark Retained Assets and certain pro forma financial information of the Company.

     2) Current Report on Form 8-K dated January 28, 1998, announcing the acquisitions of SBS Drilling and Production Systems on October 31, 1997; San Eloy on November 21, 1997; Houston Well Screen on January 12, 1998; and Taro Industries Limited on January 15, 1998.

     3) Current Report on Form 8-K dated February 3, 1998, announcing the Company's earnings for the quarterly period ended December 31, 1997.

     4) Current Report on Form 8-K/A dated February 13, 1998, amending the Current Report on Form 8-K dated December 2, 1997, containing (i) the audited consolidated financial statements of Trico Industries, Inc. and the combined financial statements of BMW Monarch (Lloydminster) Ltd. and BMW Pump Inc. and (ii) certain pro forma financial information of the Company.

     5) Current Report on Form 8-K dated February 19, 1998, announcing the completion of the Company's acquisition of Ampscot Equipment Ltd. on February 19, 1998.

     6) Current Report on Form 8-K dated March 5, 1998, as amended by Current Report on Form 8-K/A dated March 9, 1998, announcing the Company's proposed merger with Weatherford Enterra, Inc. and the signing by the Company of an Agreement and Plan of Merger with Weatherford Enterra, Inc. on March 4, 1998.

     7) Current Report on Form 8-K/A dated March 26, 1998, amending Current Report on Form 8-K dated November 5, 1997, relating to the terms of the issuance of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EVI, Inc.



                            By:   /s/ James G. Kiley
                                ----------------------------------------------
                                  James G. Kiley
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)


                            By:   /s/ Frances R. Powell
                                ----------------------------------------------
                                  Frances R. Powell
                                  Vice President, Accounting and Controller
                                  (Principal Accounting Officer)

Date:  May 14, 1998

                                EXHIBIT INDEX

     2.1  Amended and Restated Arrangement Agreement by and between Taro
          Industries Limited, and EVI, Inc. and 756745 Alberta Ltd. and 759572
          Alberta Ltd. dated as of December 5, 1997 (incorporated by reference to Exhibit No. 2.4 to Form 8-K, File 1-13086, filed December 31,
          1997).


     2.2 Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit No.
          2.2 to Form 8-K, File 1-13086, filed April 21, 1998).

     2.3 Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to
          Exhibit No. 2.3 to Form 8-K, File 1-13086, filed April 23, 1998).

     10.1 Employment Agreement dated March 16, 1998, by and between the Company and Curtis W. Huff.

     27.1 Financial Data Schedule