Form 10-Q
period 1998-06-30
EVI WEATHERFORD INC
filed 1998-08-14
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-13086


                             EVI WEATHERFORD, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                                        04-2515019
------------------------------------                                  ---------------------
   (State or other jurisdiction of                                       (I.R.S. Employer
   incorporation or organization)                                       Identification No.)

     5 Post Oak Park, Houston, Texas                                        77027-3415
-------------------------------------------------------------------------------------------
(Address of principal executive offices)                                    (Zip Code)

                                (713) 297-8400
              --------------------------------------------------
              (Registrant's telephone number, include area code)

                                    EVI, INC.
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  [X]  No  [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Title of Class                          Outstanding at August 6, 1998
       --------------                         ------------------------------
Common Stock, par value $1.00                          97,279,228

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     EVI WEATHERFORD, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              June 30,            December 31,
                                                                                1998                 1997
                                                                             -----------          ------------
                          ASSETS

  CURRENT ASSETS:
       Cash and Cash Equivalents  . . . . . . . . . . . . . . . . .           $   66,527           $   74,211
       Accounts Receivable, Net of Allowance for Uncollectible
           Accounts of $20,882 and $23,473, Respectively  . . . . .              507,731              524,929
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . .              529,069              455,811
       Other Current Assets   . . . . . . . . . . . . . . . . . . .               94,226               79,125
                                                                              ----------           -----------
                                                                               1,197,553            1,134,076
  PROPERTY, PLANT AND EQUIPMENT, AT COST,
       NET OF ACCUMULATED DEPRECIATION  . . . . . . . . . . . . . .              872,045              866,813
  GOODWILL, NET . . . . . . . . . . . . . . . . . . . . . . . . . .              758,993              668,475
  OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .               93,715               68,546
                                                                              ----------           ----------
                                                                              $2,922,306           $2,737,910
                                                                              ==========           ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
       Short-Term Borrowings, Primarily Under Revolving
           Lines of Credit  . . . . . . . . . . . . . . . . . . . .           $  200,517           $   24,243
       Current Maturities of Long-Term Debt   . . . . . . . . . . .               20,278               13,178
       Accounts Payable   . . . . . . . . . . . . . . . . . . . . .              192,183              218,810
       Accrued Salaries and Benefits  . . . . . . . . . . . . . . .               62,735               63,656
       Current Tax Liabilities  . . . . . . . . . . . . . . . . . .               35,659               44,317
       Other Accrued Liabilities  . . . . . . . . . . . . . . . . .              137,824              138,965
                                                                              ----------           ----------
                                                                                 649,196              503,169
                                                                              -----------          ----------
  LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . .              246,963              252,322
  DEFERRED INCOME TAXES AND OTHER . . . . . . . . . . . . . . . . .              128,186              121,370
  5% CONVERTIBLE SUBORDINATED PREFERRED
       EQUIVALENT DEBENTURES  . . . . . . . . . . . . . . . . . . .              402,500              402,500

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
       Common Stock, $1 Par Value, Authorized 250,000 Shares,
           Issued 103,021 and 101,958, Respectively . . . . . . . .              103,021               101,958
       Capital in Excess of Par Value   . . . . . . . . . . . . . .            1,040,091             1,018,024
       Treasury Stock, at Cost  . . . . . . . . . . . . . . . . . .             (183,435)             (165,287)
       Retained Earnings  . . . . . . . . . . . . . . . . . . . . .              588,600               542,348
       Cumulative Foreign Currency Translation Adjustment   . . . .              (52,816)              (38,494)
                                                                              ----------            ----------
                                                                               1,495,461             1,458,549
                                                                              ----------            ----------
                                                                              $2,922,306            $2,737,910
                                                                              ==========            ==========



            The accompanying notes are an integral part of these consolidated condensed financial statements.

                     EVI WEATHERFORD, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Three Months                      Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                            -------------------------        -------------------------
                                                              1998             1997            1998             1997
                                                            ---------       ---------        ---------       ---------
                                                                     (in thousands, except per share amounts)
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . .   $ 530,833       $ 476,999       $1,104,293       $ 908,252
                                                            ---------       ---------       ----------       ---------
COSTS AND EXPENSES:
    Cost of Sales   . . . . . . . . . . . . . . . . . . .     358,165         337,186          740,337         644,177
    Selling, General and Administrative Attributable
      to Segments   . . . . . . . . . . . . . . . . . . .      59,419          56,450          132,659         105,669
    Corporate General and Administrative  . . . . . . . .       7,157           8,201           15,385          16,765
    Merger Costs and Other Charges  . . . . . . . . . . .     120,000              --          120,000              --
    Equity in Earnings of Unconsolidated Affiliates . . .        (785)           (543)          (1,565)         (1,052)
                                                            ---------       ---------        ---------       ---------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . .     (13,123)         75,705           97,477         142,693
                                                            ---------       ---------        ---------       ---------
OTHER INCOME (EXPENSE):
    Interest Income   . . . . . . . . . . . . . . . . . .         421           1,390            1,069           4,670
    Interest Expense  . . . . . . . . . . . . . . . . . .     (13,748)        (10,603)         (25,759)        (21,148)
    Gain on Sale of Marketable Securities   . . . . . . .          --           3,352               --           3,352
    Other, Net  . . . . . . . . . . . . . . . . . . . . .       3,540             518            2,265            (584)
                                                            ---------       ---------        ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .     (22,910)         70,362           75,052         128,983

PROVISION (BENEFIT) FOR INCOME TAXES  . . . . . . . . . .      (8,019)         24,621           28,800          45,339
                                                            ---------       ---------        ---------       ---------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .   $ (14,891)      $  45,741        $  46,252       $  83,644
                                                            =========       =========        =========       =========
EARNINGS (LOSS) PER SHARE:
    Basic   . . . . . . . . . . . . . . . . . . . . . . .   $   (0.15)      $    0.48        $    0.48       $    0.88
                                                            =========       =========        =========       =========
    Diluted   . . . . . . . . . . . . . . . . . . . . . .   $   (0.15)      $    0.47        $    0.47       $    0.86
                                                            =========       =========        =========       =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic . . . . . . . . . . . . . . . . . . . . . . . .      96,771          95,462           96,766          95,382
                                                            =========       =========        =========       =========
    Diluted   . . . . . . . . . . . . . . . . . . . . . .      96,771          96,941           97,618          96,823
                                                            =========       =========        =========       =========





            The accompanying notes are an integral part of these consolidated condensed financial statements.

                     EVI WEATHERFORD, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                       Six Months
                                                                                     Ended June 30,
                                                                           ---------------------------------
                                                                               1998                  1997
                                                                           -----------           -----------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    46,252           $    83,644
     Adjustments to Reconcile Net Income to Net Cash
        Used by Operating Activities:
        Depreciation and Amortization . . . . . . . . . . . . . . . . .         83,527                69,767
        Non-Cash Portion of Merger Costs and Other Charges  . . . . . .         51,389                   --
        Deferred Income Tax Provision   . . . . . . . . . . . . . . . .          7,550                 6,075
        Gain on Sale of Marketable Securities . . . . . . . . . . . . .             --                (3,352)
        Gain on Sales of Property, Plant and Equipment  . . . . . . . .        (10,244)               (7,236)
        Change in Operating Assets and Liabilities, Net of Effects
          of Businesses Acquired  . . . . . . . . . . . . . . . . . . .       (169,602)             (118,738)
                                                                           -----------           -----------
          Net Cash Provided by Operating Activities . . . . . . . . . .          8,872                30,160
                                                                           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Income Taxes Paid on Gain on Disposal of Discontinued
        Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .             --               (62,808)
     Acquisition of Businesses, Net of Cash Acquired  . . . . . . . . .        (80,598)              (73,309)
     Capital Expenditures for Property, Plant and
        Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .        (95,899)              (81,447)
     Proceeds from Sales of Businesses  . . . . . . . . . . . . . . . .             --                57,716
     Proceeds from Sales of Property, Plant and Equipment   . . . . . .         31,400                14,643
     Proceeds from Sale of Marketable Securities  . . . . . . . . . . .             --                23,352
     Other, Net   . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                (2,618)
                                                                           -----------           -----------
        Net Cash Used by Investing Activities . . . . . . . . . . . . .       (145,097)             (124,471)
                                                                           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings Under Revolving Lines of Credit, Net  . . . . . . . . .        176,274                 4,476
     Repayments on Term Debt, Net   . . . . . . . . . . . . . . . . . .        (13,111)              (86,813)
     Proceeds from Exercise of Stock Options  . . . . . . . . . . . . .          3,681                 6,292
     Acquisition of Treasury Stock  . . . . . . . . . . . . . . . . . .        (39,536)               (2,112)
     Other, Net   . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,233                3,678
                                                                           -----------           -----------
        Net Cash Provided (Used) by Financing Activities  . . . . . . .        128,541               (74,479)
                                                                           -----------           -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .         (7,684)             (168,790)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . .         74,211               256,995
                                                                           -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .    $    66,527           $    88,205
                                                                           ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest Paid  . . . . . . . . . . . . . . . . . . . . . . . . . .    $    24,235           $    19,051
     Income Taxes Paid, Net of Refund   . . . . . . . . . . . . . . . .         46,898                84,095




            The accompanying notes are an integral part of these consolidated condensed financial statements.

                     EVI WEATHERFORD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)



                                                                   Three Months                      Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                            -------------------------        -------------------------
                                                              1998             1997            1998             1997
                                                            --------        ---------        ---------       ---------
                                                                                  (in thousands)
Net Income (Loss) . . . . . . . . . . . . . . . . .         $(14,891)       $  45,741        $  46,252       $  83,644
Other Comprehensive Loss:
    Foreign Currency Translation Adjustment   . . .          (11,181)          (2,330)         (14,322)        (11,515)
                                                            --------        ---------        ---------       ---------
Comprehensive Income (Loss) . . . . . . . . . . . .         $(26,072)       $  43,411        $  31,930       $  72,129
                                                            ========        =========        =========       =========




      The accompanying notes are an integral part of these consolidated condensed financial statements.

                     EVI WEATHERFORD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) General

    The unaudited consolidated condensed financial statements included herein have been prepared by EVI Weatherford, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited supplemental consolidated financial statements for the year ended December 31, 1997 and notes thereto included in the Company's Current Report on Form 8-K, as amended. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

    On May 27, 1998, the Company (formerly known as EVI, Inc.) completed a merger (the "Merger") with Weatherford Enterra, Inc. ("Weatherford") and changed its name to EVI Weatherford, Inc. (See Note 4). The Merger was accounted for as a pooling of interests; accordingly, the accompanying financial statements have been restated to include the results of Weatherford for all periods presented. Certain classifications of prior year balances have been made to conform such amounts to corresponding 1998 classifications.

(2) Comprehensive Income

    Comprehensive income as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment applicable to the Company.

(3) Inventories

    Inventories by category are as follows:

                                                            June 30,        December 31,
                                                              1998             1997
                                                           -----------      -----------
                                                                  (in thousands)
    Raw materials and components  . . . . . . . . .        $   291,969      $   238,349
    Work in process   . . . . . . . . . . . . . . .             67,829           66,402
    Finished goods  . . . . . . . . . . . . . . . .            169,271          151,060
                                                           -----------      -----------
                                                           $   529,069      $   455,811
                                                           ===========      ===========

    Work in process and finished goods inventories include the cost of material, labor and plant overhead.

(4) Business Combinations and Acquisitions

    On May 27, 1998, the Company completed the Merger with Weatherford, merging Weatherford with and into the Company pursuant to a tax free merger in which the stockholders of Weatherford received 0.95 of a share of the Company's common stock, $1.00 par value ("Common Stock"), in exchange for each outstanding share of Weatherford common stock. Based on the number of shares of Weatherford common stock outstanding as of May 27, 1998, approximately 48.9 million shares were issued in the Merger. In addition, as of May 27, 1998, approximately 1.4 million shares of Common Stock were reserved for issuance by the Company for outstanding options under Weatherford's compensation and benefit plans. The Merger was accounted for as a pooling of interests; accordingly, prior year amounts have been restated to include the results of Weatherford for all periods presented.

                     EVI WEATHERFORD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    The separate results of EVI and Weatherford and the combined company were as follows:

                                               APRIL 1 TO    THREE MONTHS   JANUARY 1 TO   SIX MONTHS
                                                 MAY 27     ENDED JUNE 30,    MAY 27      ENDED JUNE 30,
                                              -----------   --------------  ------------  --------------
                                                  1998           1997           1998          1997
                                              -----------   --------------  ------------  --------------
                                                                   (in thousands)
Operating Revenues:
  EVI   . . . . . . . . . . . . . .            $188,709       $211,468        $505,549       $376,108
  Weatherford   . . . . . . . . . .             166,693        266,835         426,422        533,948
  Merger adjustments  . . . . . . .              (1,854)        (1,304)         (4,963)        (1,804)
                                               --------       --------        --------       --------
Combined  . . . . . . . . . . . . .            $353,548       $476,999        $927,008       $908,252
                                               ========       ========        ========       ========
Net Income:
  EVI   . . . . . . . . . . . . . .            $ 22,768       $ 19,062        $ 54,045       $ 33,407
  Weatherford   . . . . . . . . . .              17,994         26,795          48,481         49,747
  Merger adjustments  . . . . . . .                (412)          (116)         (1,033)           490
                                               --------       --------        --------       --------
Combined  . . . . . . . . . . . . .            $ 40,350       $ 45,741        $101,493       $ 83,644
                                               ========       ========        ========       ========

    Merger adjustments include the elimination of intercompany revenues of $1.9 million and $5.0 million, respectively, and cost of sales of $0.7 million and $2.9 million, respectively, for the two and five months ended May 27, 1998.

    Merger adjustments include the elimination of intercompany revenues of $1.3 million and $1.8 million, respectively, and cost of sales of $0.5 million and $1.5 million, respectively, for the three months ended June 30, 1998 and 1997. Merger adjustments for the three and six months ended June 30, 1997 also include the elimination of expenses of $0.2 million and $1.1 million, respectively, recorded by Weatherford on the sale of Arrow Completion Systems, Inc. to EVI in December 1996.

    The Company recorded merger and other charges (the "Merger and Other Charges") during the second quarter of 1998 aggregating approximately $120.0 million before taxes for merger expenses and other matters associated with the consolidation and reorganization of the Company's operations and businesses in light of the Merger and recent market conditions. The Merger and Other Charges consist of $29.9 million in transaction costs, $32.6 million in severance and termination costs related to former officers, directors and employees and other employee benefits related to stock grants pursuant to Weatherford employment agreements and option plans, $5.2 million in corporate related expenses directly associated with the Merger, $6.3 million related to facility closure costs, costs associated with the closure of excess and duplicated manufacturing, distribution and service locations primarily due to integrating the Company's businesses with Weatherford's businesses under a Company-wide consolidation plan and $46.0 million associated with the impairment of various assets as a result of the combination of worldwide operations and the rationalization of product lines and the elimination of certain products, services and locations, as a result of the changes in the operations of the Company following the Merger in accordance with the Company-wide consolidation plan.

    On February 19, 1998, the Company acquired Ampscot Equipment Ltd., an Alberta corporation ("Ampscot") for approximately $57.1 million in cash. Ampscot is a Canadian-based manufacturer of pumping units.

    On January 15, 1998, the Company completed the acquisition of Taro Industries Limited ("Taro"), an Alberta corporation, in which approximately 0.8 million shares of Common Stock have been issued or are reserved for issuance to the shareholders of Taro in exchange for their shares of Taro stock. Taro is a Canadian provider of well automation, gas compression, and drilling equipment distribution.

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

                     EVI WEATHERFORD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Singapore and Indonesia. HWS makes wedge-wire screen products for use in oil and gas production and other applications.

    The acquisitions discussed above, with the exception of Weatherford, were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. With respect to the business combination accounted for as a pooling of interests, the consolidated financial statements have been restated for all periods presented as if the companies had been combined since inception. Acquisitions accounted for as purchases are not material individually or in the aggregate with same year acquisitions; therefore, pro forma information is not provided.

(5) Long-Term Debt

    On May 27, 1998, the Company amended its credit facility to consolidate EVI's and Weatherford's then existing credit facilities into a single facility. The new credit facility provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility and terminated both of EVI's and Weatherford's working capital facilities. Borrowings under the new credit facility bear interest at a variable rate based on prime or LIBOR and are unsecured. In addition, the Company's credit facility contains customary affirmative and negative covenants, including debt incurrence tests, interest coverage ratio, negative pledges and certain dispositions of assets.

(6) Treasury Stock

    In December 1997, the Weatherford Board of Directors instituted a stock repurchase program under which up to $100.0 million of Weatherford common stock could be purchased in open market transactions or in privately negotiated transactions. Pursuant to this program, Weatherford purchased approximately
0.3 million shares of its common stock in December 1997. During 1998, Weatherford purchased approximately 1.0 million shares of its common stock. In connection with the Merger, the stock repurchase program has been discontinued and all treasury shares were canceled.

(7) Revenues and Cost of Sales

    The following presents the Company's revenues and costs by product and services and rentals:

                                                               Three Months               Six Months
                                                              Ended June 30,            Ended June 30,
                                                         ---------------------     ---------------------
                                                            1998         1997         1998         1997
                                                         --------     --------     --------     ---------
                                                                           (in thousands)
    REVENUES:
        Products  . . . . . . . . . . . . . . . . .     $  314,461    $  260,198   $  677,857   $  480,177
        Services and Rentals  . . . . . . . . . . .        216,372       216,801      426,436      428,075
                                                        ----------    ----------   ----------   ----------
          Total Revenues  . . . . . . . . . . . . .     $  530,833    $  476,999   $1,104,293   $  908,252
                                                        ==========    ==========   ==========   ==========
    COSTS AND EXPENSES:
        Cost of Products  . . . . . . . . . . . . .     $  210,657    $  190,860   $  459,723   $  353,653
        Cost of Services and Rentals  . . . . . . .        147,508       146,326      280,614      290,524
                                                        ----------    ----------   ----------   ----------
          Total Costs and Expenses  . . . . . . . .     $  358,165    $  337,186   $  740,337   $  644,177
                                                        ==========    ==========   ==========   ==========

                     EVI WEATHERFORD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(8) Earnings Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option plans. In the case of a net loss, the effect of the incremental shares that would have been outstanding under the Company's stock option plans is anti-dilutive and, thus, is not included in the calculation. The effect of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") on diluted earnings per share is anti-dilutive and, thus is not included in the calculation.

    The following reconciles basic and diluted weighted average shares:

                                                          THREE MONTHS                 SIX MONTHS
                                                         ENDED JUNE 30,               ENDED JUNE 30,
                                                  --------------------------     -------------------------
                                                      1998           1997           1998          1997
                                                  -----------    -----------     ----------     ----------
                                                                       (in thousands)
    Basic weighted average number of
      shares outstanding  . . . . . . . . . .        96,771         95,462          96,766         95,382
    Dilutive effect of stock option plans . .            --          1,479             852          1,441
                                                     ------         ------          ------         ------
    Dilutive weighted average number of
      shares outstanding  . . . . . . . . . .        96,771         96,941          97,618         96,823
                                                     ======         ======          ======         ======

(9) Supplemental Cash Flow Information

    The following summarizes investing activities relating to acquisitions:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                        ------------------------
                                                          1998           1997
                                                        --------       ---------
                                                               (in thousands)
    Fair value of assets, net of cash
      acquired  . . . . . . . . . . . . . . . . . .    $ 69,383        $106,935
    Goodwill  . . . . . . . . . . . . . . . . . . .      98,977          53,623
    Total liabilities . . . . . . . . . . . . . . .     (56,867)        (87,249)
    Common Stock issued . . . . . . . . . . . . . .     (30,895)             --
                                                       --------        --------
    Cash consideration, net of cash acquired  . . .    $ 80,598        $ 73,309
                                                       ========        ========

  During the six months ended June 30, 1998 and 1997, there were noncash financing activities of $3.1 million and $1.6 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

(10)  Recent Accounting Pronouncements

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

    In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes annual disclosure

                     EVI WEATHERFORD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

requirements for pensions and other postretirement benefits. SFAS No. 132 is effective for years beginning after December 15, 1997. SFAS No. 132 has no impact on the consolidated condensed financial statements of the Company.

    In June 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS No. 133 on its consolidated condensed financial statements.

(11) Subsequent Events

    In December 1997, the Company entered into a merger agreement (the "Merger Agreement") with Christiana Companies, Inc. ("Christiana") and C2, Inc., Wisconsin corporations, pursuant to which approximately 3.9 million shares of Common Stock will be issued to the stockholders of Christiana in a merger of a subsidiary of the Company with and into Christiana ("Christiana Merger"). Prior to the Christiana Merger, Christiana is required to sell two-thirds of its interest in Total Logistic Control ("Logistic"), a wholly owned subsidiary of Christiana, to C2, Inc. for approximately $10.7 million. Following the Logistic sale, the remaining assets of Christiana will consist of (i) approximately 3.9 million shares of Common Stock, (ii) a one-third interest in Logistic and (iii) cash and other assets with a book value of approximately $10.0 million and (iv) subject to early payment under certain circumstances, a contingent cash payment of up to $10.0 million payable five years after the effective date of the merger to the extent such funds are not required to satisfy contingent claims against Christiana. It is anticipated that Christiana will have no material debt as of the consummation of the Christiana Merger, but will have various tax liabilities which will be paid with the remaining cash balance in Christiana after the Christiana Merger. Because the number of shares of Common Stock issuable in the proposed Christiana Merger approximates the number of shares of Common Stock currently held by Christiana, the Christiana Merger, if consummated, would be expected to have no material effect on the outstanding number of shares of Common Stock or equity of the Company.

    The Christiana Merger is subject to various conditions, including approval by the stockholders of the Company and Christiana and the receipt of an opinion by its tax advisors to the effect that the shareholders of Christiana will not recognize gain or loss for federal income tax purposes on their receipt of shares of Common Stock in exchange for their shares of Christiana common stock. The Company has scheduled a special meeting of stockholders to consider and vote on the Christiana Merger for August 17, 1998.

    Under the applicable provisions of the United States Income Tax Code of 1986, as amended, the Christiana shareholders may not receive their shares of Common Stock in the Christiana Merger on a tax free basis unless the market price of the Common Stock on the date of the closing is equal to at least approximately $30.00, such that the value of the shares of Common Stock issuable to the Christiana stockholders in the Christiana Merger is equal to at least 80% of total consideration to be received by them. The market price of the Common Stock is currently less than $30.00. Accordingly, the Christiana Merger will not close unless and until the Common Stock is at least approximately $30.00 and all other conditions to the Christiana Merger have been satisfied. The Company currently intends to hold its Special Meeting of Stockholders to vote on the Christiana Merger on August 17, 1998, and if the stockholders approve the Christiana Merger, to delay the closing of the Christiana Merger until such time that the Common Stock is equal to at least approximately $30.00 per share or the Merger Agreement is terminated. Under the terms of the Merger Agreement, the Company and Christiana may not terminate the Merger Agreement until at least October 31, 1998. As a result, there can be no assurance that the Christiana Merger will close or if it does close, and the timing thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATION

    On May 27, 1998, the Company and Weatherford Enterra, Inc. ("Weatherford") merged pursuant to an Agreement and Plan of Merger dated March 4, 1998, as amended, between the Company and Weatherford, with the Company being the surviving corporation (the "Weatherford Merger"). Under the terms of the Merger, the stockholders of Weatherford received 0.95 of a share of the Company's common stock, $1.00 par value ("Common Stock"), in exchange for each outstanding share of Weatherford common stock outstanding immediately prior to the Weatherford Merger. The Weatherford Merger has been accounted for as a pooling of interests and the consolidated financial statements of the Company have been restated to include the accounts of the Company and Weatherford.

  As a result of the Weatherford Merger, the Company is realigning and reorganizing its geographic distribution and marketing of the Company's products and services worldwide. The Company is also rationalizing and consolidating its product lines and manufacturing, distribution and administrative operations in light of the Weatherford Merger and current market conditions in order to achieve cost savings and greater name identification and market penetration. The Company has reduced its combined workforce by more than 5% for the year and is in the process of reorganizing and restructuring its operations domestically and worldwide to facilitate the current and proposed business operations of the combined company following the Weatherford Merger. The Company currently expects that the consolidation of the Company's and Weatherford's operations will be substantially completed by year end.

    In connection with the above activities and the consummation of the Weatherford Merger, the Company recorded merger and other charges (the "Merger and Other Charges") during the second quarter of 1998 aggregating approximately $120.0 million before taxes for merger expenses and other matters associated with the consolidation and reorganization of the Company's operations and businesses in light of the Weatherford Merger and recent market conditions. The Merger and Other Charges consist of $29.9 million in transaction costs, $32.6 million in severance and termination costs related to former officers, directors and employees and other employee benefits related to stock grants pursuant to Weatherford employment agreements and option plans, $5.2 million in corporate related expenses directly associated with the Merger, $6.3 million related to facility closure costs, costs associated with the closure of excess and duplicated manufacturing, distribution and service locations primarily due to integrating the Company's businesses with Weatherford's businesses under a Company-wide consolidation plan and $46.0 million associated with the impairment of various assets as a result of the combination of worldwide operations and the rationalization of product lines and the elimination of certain products, services and locations, as a result of the changes in the operations of the Company following the Weatherford Merger in accordance with the Company-wide consolidation plan.

MARKET TRENDS

    The demand for the Company's products and services is affected by the price and demand of natural gas, the level of oil and gas exploration, production and consumption, the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions, the level of workover activity, the construction of gathering and storage systems and the age and operating pressures of natural gas wells. Exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil producing countries. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada.

    The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas is influenced by numerous factors over which the Company has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, worldwide demand for oil and gas, costs of exploration and production, general economic and political conditions, availability of new leases and concessions, the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to maintain price stability through voluntary production limits, the level of production by non-OPEC countries, and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations.

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

  The worldwide price of oil has declined significantly since late 1997, with prices having dropped as much as 40% to under $13 per barrel for spot deliveries, and prices for natural gas have weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter, high inventory levels of oil and gas and the impact of the economic downturn in Southeast Asia. The depressed economic conditions in Southeast Asia also have had a negative effect on the economies in other regions around the world and the associated demand for oil in those regions. These conditions have resulted in substantially lower rig utilization rates in the United States and Canadian land markets as well as less dramatic declines in the United States offshore markets as the Company's customers have begun to reevaluate their exploration and development plans for 1998 in light of current lower oil prices. Within the international markets, which are characterized by larger projects and longer lead times, demand has remained relatively stable. The demand within these markets for 1999, however, is subject to uncertainty if oil prices remain at their present levels for a prolonged period of time. Although members of OPEC have recently taken action to reduce the world supply of oil, the ultimate reduction in supply and its impact on prices is uncertain and ultimately dependent on worldwide demand.

  The current market conditions have had varying impacts on the Company's businesses. Within the United States and Canada, the Company's completion and services segment and artificial lift segment have experienced declines in revenue as demand and pricing have fallen with the lower rig count and oil production activity. The artificial lift segment has been particularly affected by large declines in demand for its equipment used for the production of heavy oil and other wells that are highly dependent on oil prices. These declines have been somewhat offset by the continued relative strength in the international markets, in particular the markets served by the Company's completion and services segment. The Company has also seen an increase in demand for its natural gas compression products and services due to more stable natural gas prices and a general trend in the industry for companies to out-source their compression needs. Within the Company's drilling products segment, the Company has begun seeing a decline in new orders for drill pipe and premium connections associated with lower rig utilization rates and higher customer inventory levels. Sales of couplings and premium casing has also declined as the Company's customers for these products have begun to reduce their inventory levels in light of current market conditions.

  The Company currently anticipates that under current market conditions the demand for its current products and services will decline during the remainder of 1998 on a consecutive and comparative quarter to quarter basis. The Company also expects that sales and backlog of drilling products will decline from this year's previously historical high levels to a more moderate level starting in the fourth quarter and international service revenues and compression sales should remain relatively flat for the remainder of 1998, with some downward pressure on prices and margins. The Company, however, currently expects that net income, excluding the Merger and Other Charges, should exceed 1997 net income of $2.01 per diluted share. The impact of the current market conditions on 1999 sales and income, however, will be dependent upon a number of factors outside the control of the Company, including whether recent announced production cuts by members of OPEC will have a material impact on oil prices, whether the economic conditions in Asia, in particular, Japan and China, will stabilize or further decline and further impact the economies in the United States and Europe.

  The Company intends to actively monitor market conditions and to react through reductions in its manufacturing, distribution and sales operations in order to manage its businesses in a manner consistent with existing market conditions and activity levels, including reductions in workforce and production levels. The Company, however, believes that the benefits from the Weatherford Merger and associated consolidation of operations and diversification of product and geographic exposure should partially offset the impact of the current industry downturn.

ACQUISITIONS

  The Company has grown substantially over the years through acquisitions within the Company's core operations. During 1997, the Company completed approximately 18 acquisitions for a total consideration in excess of $321.5 million in cash, $197.9 million in debt and assumed liabilities and the issuance of approximately 900,000 shares of

Common Stock for one acquisition that was accounted for as an immaterial pooling of interests. In addition to the Weatherford Merger, during the first half of 1998, the Company completed approximately seven acquisitions for a total consideration of approximately $80.6 million in cash, $56.9 million in debt and assumed liabilities and 730,208 shares of Common Stock. The Company also disposed of various non-core businesses in 1997 for a total of $68.8 million.

  Various of the Company's acquisitions have involved companies with substantial goodwill associated with their operations, including goodwill relating to acquisitions effected during the first six months of 1998 of approximately $94.5 million. The amortization of the Company's goodwill and other intangibles during the three and six months ended June 30, 1998, was $5.1 million and $10.1 million, respectively, and is expected to be approximately $10.2 million for the second half of 1998 before giving effect to any future acquisitions.

RESULTS OF OPERATIONS

  A summary of operating results by industry segment is shown below (in thousands):

                                           THREE MONTHS                   SIX MONTHS
                                           ENDED JUNE 30                ENDED JUNE 30
                                   -------------------------      --------------------------
                                      1998           1997            1998           1997
                                   ---------       ---------      ----------    ------------
  Revenues
     Completion and Oilfield
       Services  . . . . . . . .    $218,544       $234,064       $  448,306      $ 460,309
     Artificial Lift and
       Compression . . . . . . .     137,591         92,156          290,444        179,861
     Drilling Products   . . . .     174,698        150,779          365,543        268,082
                                    --------       --------       ----------      ---------
                                    $530,833       $476,999       $1,104,293      $ 908,252
                                    ========       ========       ==========      =========
  Merger Costs and Other Charges
     Completion and Oilfield
       Services  . . . . . . . .    $ 26,805       $     --       $   26,805      $      --
     Artificial Lift and
       Compression . . . . . . .      18,570             --           18,570             --
     Drilling Products   . . . .       6,950             --            6,950             --
     Corporate   . . . . . . . .      67,675             --           67,675             --
                                    --------       --------       ----------      ---------
                                    $120,000       $     --       $  120,000      $      --
                                    ========       ========       ==========      =========
  Operating Income (Loss):
     Completion and Oilfield
       Services  . . . . . . . .    $ 28,001       $ 48,448       $   84,538      $  94,089
     Artificial Lift and
       Compression . . . . . . .      (4,309)         8,787           12,280         17,407
     Drilling Products   . . . .      38,017         26,671           83,719         47,962
     Corporate   . . . . . . . .     (74,832)        (8,201)         (83,060)       (16,765)
                                    --------       --------       ----------      ---------
                                    $(13,123)      $ 75,705       $   97,477      $ 142,693
                                    ========       ========       ==========      =========

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

  GENERAL

    For the second quarter of 1998, the Company reported a net loss of $14.9 million, or $0.15 per diluted share, which included pretax Merger and Other Charges of $120.0 million, or $78.0 million net of taxes, or $0.80 per diluted share, compared to $45.7 million in net income, or $0.47 per diluted share, for the second quarter of 1997. Excluding the Merger and Other Charges, the Company would have recorded net income of $63.1 million, or $0.65 per diluted share, for the quarter ended June 30, 1998, an improvement of approximately 38.0% over the second quarter of 1997. This improvement was primarily attributable to the revenue and margin improvements in the Company's drilling products segment and completion and oilfield services segment, as well as the beneficial effect of the Company's 1997 and 1998 acquisitions. The net effect of acquisitions effected after June 30, 1997, and dispositions effected in 1997 was an increase in net income of $11.4 million.

    Revenues for the quarter ended June 30, 1998, were up 11.3% over the quarter ended June 30, 1997, primarily due to the effect of acquisitions. The net effect of acquisitions effected after June 30, 1997, and dispositions effected in 1997 was an increase in revenues of $51.0 million. While revenues were up on a comparative year basis, revenues declined by $42.6 million during the second quarter of 1998 from the first quarter of 1998 due to declining market conditions, in particular in the United States and Canada. Excluding the Merger and Other Charges of $120.0 million, operating income for the second quarter of 1998 was $106.9 million, as compared to $110.6 million for the first quarter of 1998, with operating margins of 20.1% and 19.3%, respectively.

    Of the Company's second quarter 1998 sales, 48.8%, 8.4%, 5.2%, 12.3% and 7.8%, respectively, were attributable to sales in the U.S., Europe, Africa, Canada and Latin America, respectively, compared to 52.2%, 7.4%, 4.8%, 11.4% and 7.4%, respectively, for the second quarter of 1997. U.S. sales for the second quarter of 1998 included sales to U.S. distributors and other U.S. companies for ultimate use outside the U.S.

  COMPLETION AND OILFIELD SERVICES SEGMENT

    The Company's completion and oilfield services segment reported revenues of $218.5 million for the second quarter of 1998, down from $234.1 million for the second quarter of 1997. Excluding the Merger and Other Charges of $26.8 million, operating income for the second quarter of 1998 was $54.8 million, as compared to $48.4 million for the second quarter of 1997. The comparative improvement in operating income reflects reduced costs in North American operations and the loss of low margin non-core businesses disposed of during 1997.

    International revenues increased $15.1 million in the second quarter of 1998 compared to the same period in 1997, with the most significant revenue increases occurring in the Middle East and Asia Pacific. North American revenues declined by $30.0 million in the second quarter of 1998, as compared to the second quarter of 1997. Revenues in Canada increased 23.5% for the second quarter of 1998 over the second quarter of 1997. The decline in North American revenues reflects the loss of $31.3 million of revenues from the non-core businesses disposed of during 1997. The 1997 acquisitions for this segment generated revenues of $8.5 million and operating income of $1.0 million in the second quarter of 1998. Comparing the same periods, the average North American drilling rig count decreased 7.3% and the average workover rig count declined 24.1%. The average international rig count declined slightly in the second quarter of 1998, as compared to the second quarter of 1997.

    Cost of goods sold and services and rentals declined as a percentage of revenues from 67.6% in the second quarter of 1997 to 64.5% in the second quarter of 1998, as a result of improved pricing in certain areas and increased volume. Selling, general and administrative expenses for the second quarter of 1998 as a percentage of revenues was 10.8% compared to 11.9% for the second quarter of 1997.

  ARTIFICIAL LIFT AND COMPRESSION SEGMENT

    The Company's artificial lift and compression segment reported revenues of $137.6 million for the second quarter of 1998, up from $92.2 million for the second quarter of 1997. Excluding the Merger and Other Charges of $18.6 million, operating income for the second quarter of 1998 was $14.3 million, compared to $8.8 million for the second quarter of 1997. These improvements in revenue and operating income were due to the Company's 1997 and 1998 acquisitions and the revenue growth in gas compression. The 1997 and 1998 acquisitions generated revenues and operating income for this segment of $58.9 million and $9.1 million in the second quarter of 1998, respectively. The improvements attributable to the businesses acquired in these acquisitions were partially offset by the decline in the United States oil markets and the substantial decline in demand for the Company's progressing cavity pump line of artificial lift products due to lower oil prices and an associated drop in heavy oil drilling activity primarily in Canada and other marginal oil production activity. Revenues and operating income were also adversely affected by a decline in the manufacturing and packaging of compressors in Canada. The Company has been reducing costs in the North American operations, in light of industry conditions.

    Cost of goods sold increased as a percentage of revenues from 70.1% in the first quarter of 1997 to 71.7% in the first quarter of 1998, as a result of a shift in the sales mix from higher margin product sales to lower margin product sales. Such increase in cost of goods sold was partially offset by the consolidation savings from the December 1997 acquisitions of Trico Industries, Inc., a manufacturer and distributor of subsurface pumps, sucker rods, accessories and hydraulic lift systems ("Trico"), BMW Pump, Inc., a manufacturer of progressing cavity pumps ("BMW Pump"), and BMW Monarch (Lloydminster) Ltd., a distributor of progressing cavity pumps ("BMW Monarch"), in December 1997, and the acquisition of Taro Industries Ltd., a provider of well monitoring, gas compression and drilling equipment ("Taro"), and Ampscot Equipment Ltd., a manufacturer of conventional pumping units ("Ampscot"), in the first quarter of 1998. This segment also benefited from an expansion and increased utilization of the Company's U.S. compressor rental fleet. Selling, general and administrative expenses for the second quarter of 1998 as a percentage of revenues was 17.9% compared to 20.3% for the second quarter of 1997. The decrease in selling, general and administrative expenses for this segment reflects the benefit from cost reductions implemented partially offset by higher costs associated with increased amortization of goodwill and other intangibles relating to the Company's 1997 and 1998 acquisitions in this segment.

  DRILLING PRODUCTS SEGMENT

    The Company's drilling products segment reported revenues of $174.7 million for the second quarter 1998, up from $150.8 million for the second quarter 1997. Excluding the Merger and Other Charges of $6.9 million, operating income for the second quarter of 1998 was $45.0 million, as compared to $26.7 million for the second quarter of 1997. These improvements in revenue and operating income were primarily due to improved pricing for drill pipe and other drilling tools implemented in prior quarters for products sold during the quarter, increased sales of premium tubular products and the effects of the Company's acquisitions of TA Industries, Inc., a manufacturer of premium couplings and casing ("TA"), and XLS Holding, Inc., a manufacturer of high performance connectors for marine applications ("XL"). Premium tubular revenues decreased to approximately $56.0 million in the second quarter of 1998 down from approximately $81.4 million for 1997. The comparative decrease in revenues was primarily due to special one-time sales of premium products in 1997. The net effect of the acquisitions of TA and XL on revenues and operating income in this segment for the quarter ended June 30, 1998, compared to the second quarter of 1997 was an increase in revenues of $3.6 million and an increase in operating income of $0.1 million.

    Cost of goods sold declined as a percentage of revenues from 75.8% in the second quarter of 1997 to 67.8% in the second quarter of 1998, due to increased pricing on the Company's products and reduced costs resulting from the expansion of the Company's Mexico tool joint facility, which provided comparative savings of approximately $1.0 million in the second quarter of 1998. Selling, general and administrative expenses as a percentage of revenues represented 6.4% for the second quarter of 1998 and 6.5% in the second quarter of 1997.

    Customer backlog for tubular products at June 30, 1998, was approximately $300 million. The Company currently expects that over $196 million of this backlog will be shipped by December 31, 1998, with the remainder to be shipped within the first six months of 1999. The Company currently expects that under current market conditions sales of drill pipe will decline during the second half of 1998 and in 1999 as result of reduced drilling activity and rig utilization rates and increases in customer inventories.

  OTHER

    Corporate expenses as a percentage of revenues for the second quarter of 1998 were 1.3% as compared to 1.7% for the second quarter of 1997. The reduction in corporate expenses reflects consolidation savings from the Weatherford Merger.

    The Company incurred research and development costs of $3.9 million in the second quarter of 1998 compared to $2.9 million in the second quarter of 1997. This increase primarily reflects the expansion of the Company's operations and the development of new service equipment designs to support the oilfield products and services and new products for drilling products to support high performance applications businesses.

    Interest expense for the second quarter of 1998 was $13.7 million compared to $10.6 million for the second quarter of 1997. The increase in interest expense in the second quarter of 1998, as compared to the second quarter of 1997, reflects the issuance by the Company of $402.5 million principal amount of its 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") issued in November 1997, a portion of which was utilized to purchase substantially all of the $120.0 million principal amount of the 10 1/4% Senior Notes due 2004 (the "Senior Notes").

    The Company's effective tax rate on net income in the second quarter of 1998 was 35% as comparable to the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

  GENERAL

    Net income for the six months ended June 30, 1998 was $46.3 million, or $0.47 per diluted share, on revenues of $1,104.3 million, as compared to net income for the six months ended June 30, 1997 of $83.6 million, or $0.86 per diluted share, on revenues of $908.3 million. Included in net income is a pretax charge of $120.0 million, or

$78.0 million net of taxes, or $0.80 per diluted share, for Merger and Other Charges. Excluding the Merger and Other Charges, the Company would have recorded net income of $124.3 million, or $1.27 per diluted share, for the six months ended June 30, 1998, an improvement of approximately 48.5% over the six months ended June 30, 1997. This improvement was primarily attributable to improvements in the Completion and Oilfield Services segment, revenue and margin improvement in the Company's drilling products segment and the beneficial effect of the Company's 1997 and 1998 acquisitions. The net effect of acquisitions effected after June 30, 1997, and dispositions effected in 1997 was an increase in net income of $17.7 million.

    Revenues for the six months ended June 30, 1998, were up 21.6% over the six months ended June 30, 1997, primarily due to relatively stronger market conditions, in particular in comparison to the first quarter of 1997, and the effect of acquisitions. The net effect of acquisitions effected after June 30, 1997, and dispositions effected in 1997 was an increase in revenues of $104.8 million. Excluding Merger and Other Charges, operating income for the six months ended June 30, 1998, was $217.5 million as compared to $142.7 million for the six months ended June 30, 1997, with operating margins of 19.7% and 15.7%, respectively.

    Of the Company's first six months of 1998 sales, 49.0%, 7.5%, 4.4%, 14.6% and 7.4%, respectively, were attributable to sales in the U.S., Europe, Africa, Canada and Latin America, respectively, compared to 51.0%, 7.9%, 4.8%, 11.9% and 7.1%, respectively, for the first six months of 1997. U.S. sales for this period included sales to U.S. distributors and other U.S. companies for ultimate use outside the U.S.

  COMPLETION AND OILFIELD SERVICES SEGMENT

    The Company's completion and oilfield services segment reported revenues of $448.3 million for the six months ended June 30, 1998, down from $460.3 million for the first six months of 1997. Excluding the Merger and Other Charges of $26.8 million, operating income for the first six months of 1998 was $111.3 million, as compared to $94.1 million for the first six months of 1997. The improvement in operating income before the Merger and Other Charges reflects the reduced costs in North American operations and the loss of low margin non-core businesses disposed of during 1997.

    International revenues increased $29.9 million for the period ended June 30, 1998 compared to the same period in 1997, with the most significant revenue increases occurring in the Middle East and Asia Pacific. North American revenues declined by $40.6 million for the first six months of 1998, as compared to the first six months of 1997. Revenues in Canada increased 36.6% for the first six months of 1998 over the first six months of 1997. The decline in North American revenues reflects the loss of $66.4 million of revenues from the non-core businesses disposed of during 1997. The 1997 acquisitions for this segment generated revenues of $17.7 million and operating income of $2.3 million in the second half of 1998. Comparing the same periods, the average North American drilling rig count increased 3.0% and the average workover rig count declined 18.9%. The average international rig count declined slightly during the first six months of 1998, as compared to the same period for 1997.

    Cost of goods sold and services and rentals declined as a percentage of revenues from 67.8% for the period ended June 30, 1997 to 64.4% for the period ended June 30, 1998, as a result of North American cost reductions and improved pricing in certain areas. Selling, general and administrative expenses for the first six months of 1998 as a percentage of revenues were 11.1% compared to 12.0% for the first six months of 1997.

  ARTIFICIAL LIFT AND COMPRESSION SEGMENT

    The Company's artificial lift and compression segment reported revenues and operating income of $290.4 million and $30.9 million for the six months ended June 30, 1998, respectively, up from $179.9 million and $17.4 million for the six months ended June 30, 1997, respectively. Excluding the Merger and Other Charges of $18.6 million, operating income for this segment for the six months ended June 30, 1998, was $30.9 million, as compared to $17.4 million for the six months ended June 30, 1997. These improvements were due to the Company's 1997 and 1998 acquisitions and growth in the Latin American markets. The 1997 and 1998 acquisitions generated revenues and operating income for this segment of $135.6 million and $19.7 million in the first half of 1998, respectively. The improvements attributable to the businesses acquired in these acquisitions were partially offset by a substantial decline in the United States oil markets and the substantial decline in demand for the Company's progressing cavity pump line of artificial lift products due to lower oil prices and an associated drop in heavy oil drilling activity primarily in Canada and other marginal oil production activity. Revenues and operating income were also adversely affected by a decline in the manufacturing and packaging of compressors in Canada.

    Cost of goods sold declined as a percentage of revenues from 71.5% in the six months ended June 30, 1997 to 68.5% in the six months ended June 30, 1998, as a result of an improvement in the segment's North American cost structure from the December 1997 acquisitions of Trico, BMW Pump and BMW Monarch and the 1998 acquisitions of Taro and Ampscot. This segment also benefited from the expansion and increased utilization of the Company's United States compressor rental fleet. Selling, general and administrative expenses for the first half of 1998 as a percentage of revenues was 20.9% compared to 18.8% for the first half of 1997. The increase in selling, general and administrative expenses for this segment reflects higher costs associated with overlapping operations at various acquired companies pending the consolidation of those operations and increased amortization of goodwill and other intangibles relating to the Company's 1997 and second quarter 1998 acquisitions in this segment.

  DRILLING PRODUCTS SEGMENT

    The Company's drilling products segment reported revenues of $365.5 million for the first six months of 1998, up from $268.1 million for the first six months 1997. Excluding the Merger and Other Charges of $6.9 million, operating income for the first half of 1998 was $90.7 million, as compared to $48.0 million for the first half of 1997. These improvements in revenue and operating income, before the Merger and Other Charges, were primarily due to improved pricing for drill pipe and other drilling tools, increased sales of premium tubular products and the effects of the Company's acquisition of TA and XL. Premium tubular revenues were flat in the first six months of 1998 compared to the first six months of 1997. The net effect of the acquisitions of TA and XL on revenues and operating income in this segment for the period ended June 30, 1998, compared to the same period for 1997 was an increase in revenues of $34.0 million and an increase in operating income of $4.9 million.

    Cost of goods sold declined as a percentage of revenues from 75.9% for the six months ended June 30, 1997 to 69.1% for the six months ended June 30, 1998, due to increased pricing on the Company's products and reduced costs resulting from the expansion of the Company's Mexico tool joint facility, which provided savings of approximately $2.2 million in the first half of 1998. Selling, general and administrative expenses as a percentage of revenues represented 6.1% for the first six months of 1998 and 6.2% for the first six months of 1997.

  OTHER

     Corporate expenses as a percentage of revenues for the first half of 1998 were 1.4% as compared to 1.8% for the first half of 1997.

    The Company incurred research and development costs of $7.3 million in the first half of 1998 compared to $6.5 million in the first half of 1997. This increase primarily reflects the expansion of the Company's operations and the development of new service equipment designs to support the oilfield products and services businesses and new products for drilling products to support high performance applications.

     Interest expense for the six months ended June 30, 1998 was $25.8 million compared to $21.1 million for the same period in 1997. The increase in interest expense in the first half of 1998, as compared to first half 1997, reflects the issuance by the Company of $402.5 million principal amount of the Debentures in November 1997.

    The Company's effective tax rate on net income for the six months ended June 30, 1998 was 38.4% as compared to 35.2% for the six months ended June 30, 1997. The lower effective tax rate in 1997 reflects the utilization of substantially all of the Company's U.S. net operating loss and tax credit carryforwards in 1997 and differences in the components and tax rates applicable to foreign taxable income.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements and is effective for years beginning after December 15, 1997. The Company adopted SFAS No. 130 in the first quarter of 1998.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, effective for years beginning after December 15, 1997, requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 in 1998 and is reviewing its segments in light of SFAS No. 131.

  In 1998, the FASB issued Statement of Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 will be effective for years beginning after December 15, 1997. Had the Company adopted SFAS No. 132 as of December 31, 1997, it would have had no material impact on the consolidated financial statements of the Company.

  In June 1998 the FASB issued Statement of Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS No. 133 on its consolidated condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998, the Company had cash and cash equivalents of $66.5 million compared to $74.2 million at December 31, 1997. The reduction in cash and cash equivalents since December 31, 1997, was primarily attributable to the acquisition of new businesses for approximately $80.6 million in cash and capital expenditures for property plant and equipment of $95.9 million, offset by borrowings under revolving credit facilities of $176.3 million.

  At June 30, 1998, the Company had outstanding $200.5 million in borrowings under its revolving credit facilities compared to $24.2 million at December 31, 1997. In addition, the Company had outstanding approximately $26.2 million and $22.7 million in letters of credit at June 30, 1998 and June 30, 1997, respectively.

  In November 1997, the Company completed a private placement of $402.5 million principal amount of Debentures. The net proceeds from the Debentures were $390.9 million. The Debentures bear interest at an annual rate of 5% and are convertible into Common Stock at a price of $80 per share. The Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices provided for in the indenture related to the Debentures, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Company also has the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at anytime when the Company is not in default in the payment of interest.

  On May 27, 1998, the Company amended its credit facility to consolidate EVI's and Weatherford's then existing credit facilities into a single facility. The new credit facility provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility and terminated both of the Company's and Weatherford's revolving credit facilities. Borrowings under the new credit facility bear interest at a variable rate based on prime or LIBOR and are unsecured. In addition, the Company's credit facility contains customary affirmative and negative covenants, including debt incurrence tests, interest coverage ratio, negative pledges and certain dispositions of assets.

  The Company conducts a portion of its business in currencies other than the U.S. dollar, including the Canadian dollar, major European currencies and certain Latin American currencies. Although most of the revenues of the Company's international operations are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. Changes in the value of the U.S. dollar relative to these foreign currencies affect the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries into U.S. dollars. The impact of exchange rate fluctuations during the first six months of 1998, the year ended 1997, 1996 and 1995 did not have a material effect on reported amounts of revenues or net income. The increase in the value of the U.S. dollar against most major currencies during 1997 and the six months ended June 30, 1998 caused the cumulative translation adjustment, a reduction in stockholders' equity, to increase by $27.0 million and $13.7 million, respectively.

  The Company enters into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $1.2 million and $3.8 million during the first six months of 1998 and 1997, respectively.

  Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of war, political disruption, civil disturbance and policies that may disrupt oil and gas exploration and production activities, restrict the movement of funds, lead to U.S. government or international sanctions or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have resumed eventually in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria, and parts of the Middle East, the Asia Pacific region and Latin America, have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

  The Company's current sources of capital are its current cash, cash generated from operations and borrowings under its revolving credit lines of credit. The Company believes that the current reserves of cash and short-term investments, access to its existing credit line and internally generated cash from operations are sufficient to finance the projected cash requirements of its current and future operations. The Company is continually reviewing acquisitions in its markets. Depending upon the size, nature and timing of an acquisition, the Company could require additional capital in the form of either debt, equity or a combination of both.

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

CAPITAL EXPENDITURES

  Capital expenditures for property, plant and equipment by the Company during the six months ended June 30, 1998, totaled approximately $95.9 million and primarily related to drill pipe and tubing, fishing tools, tubular service equipment, compression rental equipment and plant expansions in Canada.
Ongoing routine capital expenditures for the remainder of 1998 are estimated to be approximately $75.0 million. In addition, the Company recently entered into an agreement to acquire the Company's leased facility in Veracruz, Mexico for $48.0 million. This acquisition is subject to various conditions, including Mexican regulatory approval and is not expected to close until the fourth quarter of 1998. Capital expenditures are expected to be funded with available cash, cash flow from operations and, if desirable, borrowings under its existing line of credit and other facilities.

  In 1997, the Company began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to be material.

CHRISTIANA MERGER

  In December 1997, the Company entered into a merger agreement (the "Merger Agreement") with Christiana Companies, Inc. ("Christiana") and C2, Inc., Wisconsin corporations, pursuant to which approximately 3.9 million shares of Common Stock will be issued to the stockholders of Christiana in a merger of a subsidiary of the Company with and into Christiana ("Christiana Merger").
Prior to the Christiana Merger, Christiana is required to sell two-thirds of its interest in Total Logistic Control ("Logistic"), a wholly owned subsidiary of Christiana, to C2, Inc. for approximately $10.7 million. Following the Logistic sale, the remaining assets of Christiana will consist of (i) approximately 3.9 million shares of Common Stock, (ii) a one-third interest in Logistic and (iii) cash and other assets with a book value of approximately $10.0 million and (iv) subject to early payment under certain circumstances, a contingent cash payment of up to $10.0 million payable five years after the effective date of the merger to the extent such funds are not required to satisfy contingent claims against Christiana. It is anticipated that Christiana will have no material debt as of the consummation of the Christiana Merger, but will have various tax liabilities which will be paid with the remaining cash balance in Christiana after the Christiana Merger. Because the number of shares of Common Stock issuable in the proposed Christiana Merger approximates the number of shares of Common Stock currently held by Christiana, the Christiana Merger, if consummated, would be expected to have no material effect on the outstanding number of shares of Common Stock or equity of the Company.

  The Christiana Merger is subject to various conditions, including approval by the stockholders of the Company and Christiana and the receipt of an opinion by its tax advisors to the effect that the shareholders of Christiana will not recognize gain or loss for federal income tax purposes on their receipt of shares of Common Stock in exchange for their shares of Christiana common stock. The Company has scheduled a special meeting of stockholders to consider and vote on the Christiana Merger for August 17, 1998.

  Under the applicable provisions of the United States Income Tax Code of 1986, as amended, the Christiana shareholders may not receive their shares of Common Stock in the Christiana Merger on a tax free basis unless the market price of the Common Stock on the date of the closing is equal to at least approximately $30.00, such that the value of the shares of Common Stock issuable to the Christiana stockholders in the Christiana Merger is equal to at least 80% of total consideration to be received by them. The market price of the Common Stock is currently less than $30.00. Accordingly, the Christiana Merger will not close unless and until the Common Stock is at least approximately $30.00 and all other conditions to the Christiana Merger have been satisfied. The Company currently intends to hold its Special Meeting of Stockholders to vote on the Christiana Merger on August 17, 1998, and if the stockholders approve the Christiana Merger, to delay the closing of the Christiana Merger until such time that the Common Stock is equal to at least approximately $30.00 per share or the Merger Agreement is terminated. Under the terms of the Merger Agreement, the Company and Christiana may not terminate the Merger Agreement until at least October 31, 1998. As a result, there can be no assurance that the Christiana Merger will close or if it does close, and the timing thereof.

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

  Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, whether and for how long the current pricing trend for oil will continue and the effect thereof on the demand and price of the Company's products, changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, the impact of the economic downturn in Southeast Asia on the worldwide economies and associated demand for oil, world-wide political stability and economic growth, including currency fluctuations, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans and manufacturing consolidations and restructurings, performance issues with key suppliers and subcontractors, the ability of the Company to maintain price increases and market shares, raw material costs changes, collective bargaining labor disputes, regulatory uncertainties and legal proceedings. Future results will also be dependent upon the ability of the Company to successfully integrate the operations of Weatherford with the Company, as well as its ability to continue to identify and complete successful acquisitions at acceptable prices, integrate those acquisitions with the Company's other operations and penetrate existing and new markets.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

  On June 15, 1998, the Company issued 75,000 shares of restricted Common Stock (the "Restricted Shares") to Curtis W. Huff pursuant to the terms of an Employment Agreement between the Company and Mr. Huff. The Restricted Shares are subject to four year vesting on the basis of 25% per year and were granted to Mr. Huff as a sign-on incentive bonus under the Employment Agreement in connection with the retention of Mr. Huff as Senior Vice President, General Counsel and Secretary of the Company. The issuance of the Restricted Shares was exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon Section 4(2) of the Act as a transaction not involving any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's special meeting of stockholders held on May 27, 1998, the stockholders of the Company approved and adopted the Agreement and Plan of Merger dated as of March 4, 1998, as amended, by and between the Company and Weatherford Enterra, Inc. ("Weatherford"), providing for the merger of Weatherford with and into the Company (the "Merger") pursuant to which each outstanding share of Weatherford common stock was converted into the right to receive 0.95 of a share of the Company's Common Stock. There were no broker non-votes.

The following sets forth the results of the voting:

                                                                          Withheld/
                                                        For                Against             Abstained
                                                    ----------            ---------            ---------
    Merger with Weatherford Enterra, Inc.           35,523,507             83,136               127,877

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

2.1      Amendment No. 1 dated as of May 26, 1998, to the Agreement and Plan of Merger dated as of December 12, 1997 and to the Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc.,
         Christiana Companies, Inc., C2, Inc. and Total Logistic Control, LLC.

3.1      Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 to Form 8-K, File 1-13086, filed June 2, 1998).

3.2      Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit No. 3.2 to Form 8-K, File 1-
         13086, filed June 2, 1998).

4.1      See Exhibit Nos. 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and
         Amended and Restated By-laws of the Registrant defining the rights of the holders of Common Stock.

4.2      Amended and Restated Credit Agreement dated as of May 27, 1998, among EVI Weatherford, Inc., EVI Oil Tools
         Canada Ltd., Chase Bank of Texas, National Association, as U.S. Administrative Agent, The Bank of Nova Scotia,
         as Documentation Agent and Canadian Agent, ABN AMRO Bank, N.V., as Syndication Agent, and the other Lenders defined therein, including the forms of Notes (incorporated by reference to Exhibit No. 4.1 to the Form 8-K,
         File 1-13086, filed June 16, 1998).

4.3      Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee
         (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.'s Current Report on Form 8-K, File No.
         1-7867, dated May 28, 1996).

4.4      First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to Form 8-K, File 1-13086, filed June 2, 1998).

4.5      Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May 15, 2006 (incorporated by reference to Exhibit 4.2 to
         Weatherford Enterra, Inc.'s Current Report on Form 8-K, File No. 1-7867, dated May 28, 1996).

10.1     Weatherford Enterra, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.15 to the Company's
         Registration Statement on Form S-8 (File No. 333-53633)).

10.2     Weatherford International Incorporated 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December
         31, 1996 (File No. 1-7867)).

10.3     Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit
         10.4 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No.
         1-7867)).

10.4     Weatherford Enterra, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to
         Exhibit 4.19 to the Company's Registration Statement on Form S-8 (File No. 333-53633)).

10.5     Weatherford Enterra, Inc. Restricted Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.6 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996
         (File No. 1-7867)).

10.6     Amended and Restated Change of Control Agreements with Jon Nicholson (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No.
         1-7867)).

10.7     Change of Control Agreement with Randall D. Stilley (incorporated by reference to Exhibit 10.1 to Weatherford
         Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-17867)).

10.8     Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford
         Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip
         Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Quarterly Report on Form
         10-Q for the quarter ended June 30, 1991 (File No. 1-7867));  William E. Macaulay (incorporated by reference to
         Exhibit 10.2 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,
         1995 (File No. 1-7867)); Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra,
         Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)); and Randall D.
         Stilley  (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K
         for the year ended December 31, 1997 (File No. 1-17867)).

10.9     Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres.

27.1     Financial Data Schedule


      Reports on Form 8-K:

1. Current Report on Form 8-K dated April 20, 1998, reporting (i) the Company's earnings for the quarter ended March 31, 1998, and (ii) the execution of Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc.

2. Amendment No. 1 to Current Report on Form 8-K/A filed on April 21, 1998, amending Current Report on Form 8-K dated February 19, 1998, to report the acquisition of Ampscot Equipment Ltd. under Item 5 and delete the previous reporting under Item 2 because such acquisition not constitute an acquisition of a significant amount of assets.

3. Current Report on Form 8-K dated April 22, 1998, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed April 24, 1998, reporting (i) the execution of Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. and (ii) certain pro forma financial information of the Company.

4. Current Report on Form 8-K dated May 15, 1998, as amended by Current Report on Form 8-K/A filed May 22, 1998, containing certain pro forma financial information of the Company.

5. Current Report on Form 8-K dated May 27, 1998, reporting (i) the completion of the Company's merger with Weatherford Enterra, Inc.,
         (ii) the change of the Company's name to AEVI Weatherford, Inc.@ and
         (iii) the financial statements and pro forma financial information of Weatherford Enterra, Inc. pursuant to Rule 3-05(b) and Article 11 of Regulation S-X.

6. Current Report on Form 8-K dated June 15, 1998, reporting the Company's (i) Management's Discussion and Analysis of Financial Condition and Results of Operations on a restated basis and (ii) the Company's supplemental restated financial statements as of December 31, 1996 and 1997 and for the three years ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EVI Weatherford, Inc.



                                        By:   /s/ James G. Kiley
                                            -----------------------------------
                                            James G. Kiley
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)


                                        By:   /s/ Frances R. Powell
                                            -----------------------------------
                                            Frances R. Powell
                                            Vice President, Accounting and
                                            Controller
                                            (Principal Accounting Officer)

Date:  August 14, 1998

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                                                  DESCRIPTION
------                                                  -----------
2.1      Amendment No. 1 dated as of May 26, 1998, to the Agreement and Plan of Merger dated as of December 12, 1997 and to the Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc.,
         Christiana Companies, Inc., C2, Inc. and Total Logistic Control, LLC. (incorporated by reference).

3.1      Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 to Form 8-K, File 1-13086, filed June 2, 1998).

3.2      Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit No. 3.2 to Form 8-K, File 1-
         13086, filed June 2, 1998).

4.1      See Exhibit Nos. 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and
         Amended and Restated By-laws of the Registrant defining the rights of the holders of Common Stock.

4.2      Amended and Restated Credit Agreement dated as of May 27, 1998, among EVI Weatherford, Inc., EVI Oil Tools
         Canada Ltd., Chase Bank of Texas, National Association, as U.S. Administrative Agent, The Bank of Nova Scotia,
         as Documentation Agent and Canadian Agent, ABN AMRO Bank, N.V., as Syndication Agent, and the other Lenders defined therein, including the forms of Notes (incorporated by reference to Exhibit No. 4.1 to the Form 8-K,
         File 1-13086, filed June 16, 1998).

4.3      Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee
         (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.'s Current Report on Form 8-K, File No.
         1-7867, dated May 28, 1996).

4.4      First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to Form 8-K, File 1-13086, filed June 2, 1998).

4.5      Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May 15, 2006 (incorporated by reference to Exhibit 4.2 to
         Weatherford Enterra, Inc.'s Current Report on Form 8-K, File No. 1-7867, dated May 28, 1996).

10.1     Weatherford Enterra, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.15 to the Company's
         Registration Statement on Form S-8 (File No. 333-53633)).

10.2     Weatherford International Incorporated 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December
         31, 1996 (File No. 1-7867)).

10.3     Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit
         10.4 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No.
         1-7867)).

10.4     Weatherford Enterra, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to
         Exhibit 4.19 to the Company's Registration Statement on Form S-8 (File No. 333-53633)).

10.5     Weatherford Enterra, Inc. Restricted Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.6 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996
         (File No. 1-7867)).

10.6     Amended and Restated Change of Control Agreements with Jon Nicholson (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No.
         1-7867)).

10.7     Change of Control Agreement with Randall D. Stilley (incorporated by reference to Exhibit 10.1 to Weatherford
         Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-17867)).

10.8     Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford
         Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip
         Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Quarterly Report on Form
         10-Q for the quarter ended June 30, 1991 (File No. 1-7867));  William E. Macaulay (incorporated by reference to
         Exhibit 10.2 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,
         1995 (File No. 1-7867)); Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra,
         Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)); and Randall D.
         Stilley  (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K
         for the year ended December 31, 1997 (File No. 1-17867)).

10.9     Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres.

27.1     Financial Data Schedule