Form 10-Q
period 1998-09-30
WEATHERFORD INTERNATIONAL INC /NEW/
filed 1998-11-16
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ________ to ________

Commission file number 1-13086


                         WEATHERFORD INTERNATIONAL, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its Charter)


              Delaware                                        04-2515019
----------------------------------------                  -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


     5 Post Oak Park, Houston, Texas                                77027-3415
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (713) 297-8400
               --------------------------------------------------
               (Registrant's telephone number, include area code)

                              EVI WEATHERFORD, INC.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Title of Class                           Outstanding at November 4, 1998
       --------------                           -------------------------------
Common Stock, par value $1.00                              97,461,451

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               September 30,          December 31,
                                                                                  1998                     1997
                                                                              -------------           -------------
                                     ASSETS

CURRENT ASSETS:
      Cash and Cash Equivalents.......................................        $    48,542             $     74,211
      Accounts Receivable, Net of Allowance for Uncollectible
         Accounts of $21,319 and $23,473, Respectively................            461,323                  524,929
      Inventories.....................................................            552,609                  455,811
      Other Current Assets............................................            114,802                   79,125
                                                                              -----------             ------------
                                                                                1,177,276                1,134,076
PROPERTY, PLANT AND EQUIPMENT, AT COST,
      NET OF ACCUMULATED DEPRECIATION.................................            900,616                  866,813
GOODWILL, NET.........................................................            766,031                  668,475
OTHER ASSETS..........................................................             80,297                   68,546
                                                                              -----------             ------------
                                                                              $ 2,924,220             $  2,737,910
                                                                              ===========             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-Term Borrowings, Primarily Under Revolving
         Lines of Credit..............................................        $   216,895             $     24,243
      Current Maturities of Long-Term Debt............................             42,847                   13,178
      Accounts Payable................................................            159,025                  218,810
      Accrued Salaries and Benefits...................................             40,541                   63,656
      Current Tax Liabilities.........................................             18,260                   44,317
      Other Accrued Liabilities.......................................            157,450                  138,965
                                                                              -----------             ------------
                                                                                  635,018                  503,169
                                                                              -----------             ------------

LONG-TERM DEBT........................................................            244,552                  252,322
DEFERRED INCOME TAXES AND OTHER.......................................            118,640                  121,370
5% CONVERTIBLE SUBORDINATED PREFERRED
      EQUIVALENT DEBENTURES...........................................            402,500                  402,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common Stock, $1 Par Value, Authorized 250,000 Shares,
         Issued 103,461 and 101,958, Respectively.....................            103,461                  101,958
      Capital in Excess of Par Value..................................          1,051,455                1,018,024
      Treasury Stock, at Cost.........................................           (190,996)                (165,287)
      Retained Earnings...............................................            631,354                  542,348
      Cumulative Foreign Currency Translation Adjustment..............            (71,764)                 (38,494)
                                                                              -----------             ------------
                                                                                1,523,510                1,458,549
                                                                              -----------             ------------
                                                                               $2,924,220             $  2,737,910
                                                                              ===========             ============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      Three Months                       Nine Months
                                                                   Ended September 30,               Ended September 30,
                                                               ----------------------------      ----------------------------
                                                                  1998             1997             1998             1997
                                                               -----------      -----------      -----------      -----------
                                                                         (in thousands, except per share amounts)

REVENUES...............................................        $  482,454       $  509,718       $1,586,747       $1,417,970
                                                               ----------       ----------       ----------       ----------

COSTS AND EXPENSES:
     Cost of Sales.....................................           338,367          351,454        1,078,704          995,631
     Selling, General and Administrative Attributable
       to Segments.....................................            59,849           55,098          192,508          160,767
     Corporate General and Administrative..............             5,437           11,585           20,822           28,350
     Merger Costs and Other Charges....................                --               --          120,000               --
     Equity in Earnings of Unconsolidated Affiliates...              (676)            (702)          (2,241)          (1,754)
                                                               ----------       ----------       ----------       ----------
OPERATING INCOME.......................................            79,477           92,283          176,954          234,976
                                                               ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):
     Interest Income...................................               623              924            1,692            5,594
     Interest Expense..................................           (14,723)         (10,125)         (40,482)         (31,273)
     Other, Net........................................               400             (298)           2,665            2,470
                                                               ----------       ----------       ----------       ----------
INCOME BEFORE INCOME TAXES.............................            65,777           82,784          140,829          211,767

PROVISION FOR INCOME TAXES.............................            23,023           29,058           51,823           74,397
                                                               ----------       ----------       ----------       ----------

NET INCOME.............................................        $   42,754       $   53,726       $   89,006       $  137,370
                                                               ==========       ==========       ==========       ==========

EARNINGS PER SHARE:
     Basic.............................................        $     0.44       $     0.56       $     0.92       $     1.44
                                                               ==========       ===========      ==========       ==========
     Diluted...........................................        $     0.44       $     0.55       $     0.91       $     1.41
                                                               ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
       Basic...........................................            97,386           96,346           96,973           95,703
                                                               ==========       ==========       ==========       ==========
       Diluted.........................................            97,819           97,937           97,684           97,194
                                                               ==========       ==========       ==========       ==========






        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                               ------------------------------------
                                                                                   1998                   1997
                                                                               -------------          -------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income.......................................................        $    89,006            $    137,370
      Adjustments to Reconcile Net Income to Net Cash
        Used by Operating Activities:
        Depreciation and Amortization..................................            125,853                 105,970
        Non-Cash Portion of Merger Costs and Other Charges.............             51,389                      --
        Deferred Income Tax Provision .................................              4,621                  15,249
        Gain on Sale of Marketable Securities..........................                 --                  (3,352)
        Gain on Sales of Property, Plant and Equipment.................             (9,571)                (11,883)
        Change in Operating Assets and Liabilities, Net of Effects
          of Businesses Acquired.......................................           (214,934)               (173,630)
                                                                               -----------            ------------
          Net Cash Provided by Operating Activities....................             46,364                  69,724
                                                                               -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Income Taxes Paid on Gain on Disposal of Discontinued
        Operations.....................................................                 --                 (62,808)
      Acquisition of Businesses, Net of Cash Acquired..................           (108,463)               (105,021)
      Capital Expenditures for Property, Plant and
        Equipment......................................................           (152,571)               (146,734)
      Proceeds from Sales of Businesses................................                 --                  66,368
      Proceeds from Sales of Property, Plant and Equipment.............             24,985                  22,038
      Proceeds from Sale of Marketable Securities......................                 --                  23,352
      Other, Net.......................................................                 --                  (3,580)
                                                                               -----------            ------------
        Net Cash Used by Investing Activities..........................           (236,049)               (206,385)
                                                                               -----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings Under Revolving Lines of Credit, Net..................            192,652                  29,472
      Borrowings (Repayments) on Term Debt, Net........................              5,953                (111,539)
      Proceeds from Exercise of Stock Options..........................              3,595                  12,833
      Acquisition of Treasury Stock....................................            (40,062)                 (2,416)
      Currency Hedging Transactions....................................              1,878                   4,537
                                                                               -----------            ------------
        Net Cash Provided (Used) by Financing Activities...............            164,016                 (67,113)
                                                                               -----------            ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............................            (25,669)               (203,774)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................             74,211                 256,995
                                                                               ===========            ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................        $    48,542            $     53,221
                                                                               ===========            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest Paid....................................................        $    34,349            $     29,738
      Income Taxes Paid, Net of Refund.................................             60,160                  89,375







        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                      Three Months                       Nine Months
                                                                   Ended September 30,               Ended September 30,
                                                               ----------------------------      ----------------------------
                                                                  1998             1997             1998             1997
                                                               ----------       ----------       ----------       ----------
                                                                                      (in thousands)

Net Income.............................................        $   42,754       $   53,726       $   89,006       $  137,370
Other Comprehensive Loss:
     Foreign Currency Translation Adjustment...........           (18,948)          (5,618)         (33,270)         (17,133)
                                                               ----------       ----------       ----------       ----------
Comprehensive Income...................................        $   23,806       $   48,108       $   55,736       $  120,237
                                                               ==========       ==========       ==========       ==========






        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  General

     The unaudited consolidated condensed financial statements included herein have been prepared by Weatherford International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited supplemental consolidated financial statements for the year ended December 31, 1997 and notes thereto included in the Company's Current Report on Form 8-K, as amended. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

     On May 27, 1998, the Company (formerly known as EVI, Inc. ("EVI")), completed a merger (the "Weatherford Merger") with Weatherford Enterra, Inc. ("WII") and changed its name to EVI Weatherford, Inc. (See Note 3). The Weatherford Merger was accounted for as a pooling of interests; accordingly, the accompanying financial statements have been restated to include the results of WII for all periods presented.

     At the Company's Annual Stockholders meeting on September 21, 1998, the stockholders of the Company approved a name change from EVI Weatherford, Inc. to Weatherford International, Inc. The Company's common stock, $1.00 par value ("Common Stock"), is listed on the New York Stock Exchange with a new stock symbol of "WFT".

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1998 classifications.

(2)  Inventories

     Inventories by category are as follows:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -----------      -----------
                                                                      (IN THOUSANDS)

     Raw materials and components....................         $   279,404      $   238,349
     Work in process.................................              71,685           66,402
     Finished goods..................................             201,520          151,060
                                                              -----------      -----------
                                                              $   552,609       $  455,811
                                                              ===========      ===========

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

(3)  Business Combinations and Acquisitions

     On May 27, 1998, the Company completed the Weatherford Merger with WII, merging WII with and into the Company pursuant to a tax free merger in which the stockholders of WII received 0.95 of a share of the Company's Common Stock in exchange for each outstanding share of WII common stock. Based on the number of shares of WII common stock outstanding as of May 27, 1998, approximately 48.9 million shares were issued in the Weatherford Merger. In addition, as of May 27, 1998, approximately 1.4 million shares of Common Stock were reserved for issuance by the Company for outstanding options under WII's compensation and benefit plans. The Weatherford Merger was accounted for as a pooling of interests; accordingly, prior year amounts have been restated to include the results of WII for all periods presented.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The separate results of EVI and WII and the combined company were as follows:

                                                                THREE MONTHS                   NINE MONTHS
                                                  APRIL 1 TO        ENDED      JANUARY 1 TO       ENDED
                                                    MAY 27,     SEPTEMBER 30,     MAY 27,     SEPTEMBER 30,
                                                 ------------   ------------   -------------  -------------
                                                     1998           1997           1998           1997
                                                 ------------   ------------   -------------  -------------
                                                                       (IN THOUSANDS)
Operating Revenues:
   EVI......................................     $    188,709   $    236,760   $     505,549  $     612,868
   WII......................................          166,693        274,382         426,422        808,330
   Merger adjustments.......................           (1,854)        (1,424)         (4,963)        (3,228)
                                                 ------------   ------------   -------------  -------------
Combined....................................     $    353,548   $    509,718   $     927,008  $   1,417,970
                                                 ============   ============   =============  =============

Net Income:
   EVI......................................     $     22,768   $     23,094   $      54,045  $      56,501
   WII......................................           17,994         30,434          48,481         80,181
   Merger adjustments.......................             (412)           198          (1,033)           688
                                                 ------------   ------------   -------------  -------------
Combined....................................     $     40,350   $     53,726   $     101,493  $     137,370
                                                 ============   ============   =============  =============

     Merger adjustments include the elimination of intercompany revenues of $1.9 million and $5.0 million, and cost of sales of $1.2 million and $3.4 million, for the two and five months ended May 27, 1998, respectively.

     Merger adjustments include the elimination of intercompany revenues of $1.4 million and $3.2 million, and cost of sales of $1.1 million and $2.6 million, for the three and nine months ended September 30, 1997, respectively. Merger adjustments for the three and nine months ended September 30, 1997 also include the elimination of expenses of $0.6 million and $1.7 million, respectively, recorded by WII on the sale of Arrow Completion Systems, Inc. to EVI in December 1996.

   In connection with the above activities and the consummation of the Weatherford Merger, the Company recorded merger and other charges (the "Merger and Other Charges") during the second quarter of 1998 aggregating approximately $120.0 million before taxes for merger expenses and other matters associated with the consolidation and reorganization of the Company's operations and businesses in light of the Weatherford Merger and recent market conditions. The Merger and Other Charges consist of $29.9 million in transaction costs, $32.6 million in severance and termination costs related to former officers, directors and employees and other employee benefits related to stock grants pursuant to WII employment agreements and option plans, $5.2 million in corporate related expenses directly associated with the Weatherford Merger and $6.3 million related to facility closure costs, associated with the closure of excess and duplicated manufacturing, distribution and service locations primarily due to integrating the Company's businesses with WII's businesses under a Company-wide consolidation plan. To date, the Company has incurred $4.5 million related to such facility closures as of September 30, 1998. Additionally, the Company recorded $46.0 million associated with the impairment of various assets as a result of the combination of worldwide operations and the rationalization of product lines and the elimination of certain products, services and locations, as a result of the changes in the operations of the Company following the Weatherford Merger in accordance with the Company-wide consolidation plan.

     On February 19, 1998, the Company acquired Ampscot Equipment Ltd., an Alberta corporation ("Ampscot") for approximately $57.1 million in cash. Ampscot is a Canadian-based manufacturer of pumping units.

     On January 15, 1998, the Company completed the acquisition of Taro Industries Limited ("Taro"), an Alberta corporation, in which approximately 0.8 million shares of Common Stock, have been issued or are reserved for issuance to the shareholders of Taro in exchange for their shares of Taro stock. Taro is a Canadian provider of well automation, gas compression, and drilling equipment distribution.

     On January 12, 1998, the Company completed the acquisition of the Houston Well Screen group of companies ("HWS") from Van der Horst Limited, a Singapore company, for a net purchase price of approximately $27.6

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

million in cash. The HWS acquisition includes the purchase of Van der Horst USA Inc., which is the holding company of Houston Well Screen Company and of Houston Well Screen Asia Pte Ltd. which has operations in Singapore and Indonesia. HWS makes wedge-wire screen products for use in oil and gas production and other applications.

     The Company has also effected various other acquisitions during the nine months ended September 30, 1998 for total consideration of approximately $47.8 million.

     The acquisitions discussed above, with the exception of WII, were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. With respect to the business combination accounted for as a pooling of interests, the consolidated financial statements have been restated for all periods presented as if the companies had been combined since inception. Acquisitions accounted for as purchases are not material individually or in the aggregate with same year acquisitions; therefore, pro forma information is not provided.

(4)   Long-Term Debt

     On May 27, 1998, the Company amended its credit facility to consolidate EVI's and WII's then existing credit facilities into a single facility. The new credit facility provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility and terminated both of EVI's and WII's working capital facilities. Borrowings under the new credit facility bear interest at a variable rate based on prime or LIBOR and are unsecured. In addition, the Company's credit facility contains customary affirmative and negative covenants, including debt incurrence tests, interest coverage ratio, negative pledges and certain restrictions on dispositions of assets.

(5)   Treasury Stock

     In December 1997, the WII Board of Directors instituted a stock repurchase program under which up to $100.0 million of WII common stock could be purchased in open market transactions or in privately negotiated transactions. Pursuant to this program, WII purchased approximately 0.3 million shares of its common stock in December 1997. During 1998, WII purchased approximately 1.0 million shares of its common stock. In connection with the Weatherford Merger, the stock repurchase program has been discontinued and all treasury shares were canceled.

(6)   Cumulative Foreign Currency Translation Adjustment

     The functional currency for certain of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are included as a separate component of stockholders' equity. Currency transaction gains and losses are reflected in income for the period.

     The net decline in the Cumulative Foreign Currency Translation Adjustment from December 31, 1997 to September 30, 1998 was $33.3 million which primarily reflects the financial impact of the devaluation of the Canadian and Latin American currencies as compared to the U.S. dollar.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(7)   Revenues and Cost of Sales

     The following presents the Company's revenues and costs by products and services and rentals:

                                                                   THREE MONTHS               NINE MONTHS
                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                             ------------------------- --------------------------
                                                                 1998         1997        1998          1997
                                                             -----------  -----------  ----------    ----------
                                                                               (IN THOUSANDS)
      REVENUES:
           Products......................................    $   301,070  $   290,796  $  978,927    $  770,973
           Services and Rentals..........................        181,384      218,922     607,820       646,997
                                                             -----------  -----------  ----------    ----------
             Total Revenues..............................    $   482,454  $   509,718  $1,586,747    $1,417,970
                                                             ===========  ===========  ==========    ==========

      COSTS AND EXPENSES:
           Cost of Products..............................    $   215,719  $   206,372  $  675,442    $  560,025
           Cost of Services and Rentals..................        122,648      145,082     403,262       435,606
                                                             -----------  -----------  ----------    ----------
             Total Costs and Expenses....................    $   338,367  $   351,454  $1,078,704    $  995,631
                                                             ===========  ===========  ==========    ==========

(8)  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option plans. The effect of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") on diluted earnings per share is anti-dilutive and thus is not included in the calculation.

     The following reconciles basic and diluted weighted average shares:

                                                       THREE MONTHS                  NINE MONTHS
                                                   ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                ----------------------------  ----------------------------
                                                   1998           1997           1998           1997
                                               -------------- --------------  ------------- --------------
                                                                     (IN THOUSANDS)
      Basic weighted average number of
         shares outstanding.................           97,386         96,346         96,973         95,703
      Dilutive effect of stock option plans.              433          1,591            711          1,491
                                               -------------- -------------- -------------- --------------
      Dilutive weighted average number of
         shares outstanding.................           97,819         97,937         97,684         97,194
                                               ============== ============== ============== ==============

(9)   Supplemental Cash Flow Information

     The following summarizes investing activities relating to acquisitions:

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              ------------------------------
                                                   1998           1997
                                              --------------- --------------
                                                      (IN THOUSANDS)
       Fair value of assets, net of
          cash acquired....................   $       81,955  $     118,855
       Goodwill............................          117,923         93,421
       Total liabilities...................          (60,520)      (107,255)
       Common stock issued.................          (30,895)            --
                                              --------------  -------------
       Cash consideration, net of cash
         acquired..........................   $      108,463  $     105,021
                                              ==============  =============

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   During the nine months ended September 30, 1998 and 1997, there were noncash financing activities of $6.4 million and $1.6 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

(10) Comprehensive Income

     Comprehensive income as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment applicable to the Company.

(11) Recent Accounting Pronouncements

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

     In 1998 the Financial Accounting Standard Board ("FASB") issued Statement of Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes annual disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 is effective for years beginning after December 15, 1997. SFAS No. 132 has no impact on the consolidated condensed financial statements of the Company.

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

     In October 1998, the FASB issued Statement of Accounting Standards No. 134 ("SFAS No. 134"), Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 is not applicable to the Company and has no impact on its consolidated condensed financial statements.

(12)  Subsequent Events

     The Company has entered into an amended merger agreement (the "Merger Agreement") with Christiana Companies, Inc. ("Christiana") and C2, Inc., Wisconsin corporations, pursuant to which the Company would acquire Christiana through a merger of a subsidiary of the Company with and into Christiana (the "Merger"). Under the terms of the Merger, the Christiana shareholders will be entitled to receive shares of the Company's Common Stock and cash in exchange for their shares of Christiana common stock.

     The number of shares of the Company's Common Stock that will be issued to the Christiana shareholders in the Merger will be equal to the number of shares of the Company's Common Stock held by Christiana at the time of the Merger divided by the number of outstanding shares of Christiana common stock. Christiana currently holds approximately 3.9 million shares of the Company's Common Stock. In addition, under the terms of the Merger Agreement, Christiana is required to expend at least $10 million to purchase additional shares of the Company's Common Stock. The amount of cash that will be payable to the Christiana shareholders in the Merger will be equal to the amount of cash held by Christiana in excess of its accrued unpaid taxes, the value of certain tax benefits and fixed liabilities at the time of the Merger divided by the number of outstanding shares of Christiana common stock at the time of the Merger.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   Prior to the Merger, Christiana is required to sell two-thirds of its interest in Total Logistic Control ("Logistic"), a wholly owned subsidiary of Christiana, to C2, Inc. for approximately $10.7 million. Following the Logistic sale, the remaining assets of Christiana will consist of shares of the Company's Common Stock and a one-third interest in Logistic. It is anticipated that Christiana will have no material debt as of the consummation of the Merger, but will have various tax liabilities which will be paid with the remaining cash balance in Christiana after the Merger. Because the number of shares of Common Stock issuable in the Merger approximates the number of shares of Common Stock currently held by Christiana, the Merger, if consummated, would be expected to have no material effect on the outstanding number of shares of Common Stock or equity of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATION

   On May 27, 1998, Weatherford International, Inc. (formerly known as EVI, Inc.) (the "Company") and Weatherford Enterra, Inc. ("WII") merged pursuant to an Agreement and Plan of Merger dated March 4, 1998, as amended, between the Company and WII, with the Company being the surviving corporation (the "Weatherford Merger"). Under the terms of the Weatherford Merger, the stockholders of WII received 0.95 of a share of the Company's common stock, $1.00 par value ("Common Stock"), in exchange for each share of WII common stock outstanding immediately prior to the Weatherford Merger. The Weatherford Merger has been accounted for as a pooling of interests and the consolidated financial statements of the Company have been restated to include the accounts of the Company and WII.

   As a result of the Weatherford Merger, the Company is realigning and reorganizing its geographic distribution and marketing of the Company's products and services worldwide. The Company is also rationalizing and consolidating its product lines and manufacturing, distribution and administrative operations in light of the Weatherford Merger and current market conditions in order to achieve cost savings and greater name identification and market penetration. The Company has reduced its combined workforce by approximately 15% for the year and is in the process of reorganizing and restructuring its operations domestically and worldwide to facilitate the current and proposed business operations of the combined company following the Weatherford Merger. The Company currently expects that the consolidation of the Company's and WII's operations will be substantially completed by year end.

   In connection with the above activities and the consummation of the Weatherford Merger, the Company recorded merger and other charges (the "Merger and Other Charges") during the second quarter of 1998 aggregating approximately $120.0 million before taxes for merger expenses and other matters associated with the consolidation and reorganization of the Company's operations and businesses in light of the Weatherford Merger and recent market conditions. The Merger and Other Charges consist of $29.9 million in transaction costs, $32.6 million in severance and termination costs related to former officers, directors and employees and other employee benefits related to stock grants pursuant to WII employment agreements and option plans, $5.2 million in corporate related expenses directly associated with the Weatherford Merger and $6.3 million related to facility closure costs, associated with the closure of excess and duplicated manufacturing, distribution and service locations primarily due to integrating the Company's businesses with WII's businesses under a Company-wide consolidation plan. To date, the Company has incurred $4.5 million related to such facility closures as of September 30, 1998. Additionally, the Company recorded $46.0 million associated with the impairment of various assets as a result of the combination of worldwide operations and the rationalization of product lines and the elimination of certain products, services and locations, as a result of the changes in the operations of the Company following the Weatherford Merger in accordance with the Company-wide consolidation plan.

NAME CHANGE

   At the Company's Annual Stockholders meeting on September 21, 1998, the stockholders of the Company approved a name change from EVI Weatherford, Inc. to Weatherford International, Inc. The Company's Common Stock is listed on the New York Stock Exchange with a new stock symbol of "WFT".

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

   The worldwide price of oil has declined significantly since late 1997, with prices having dropped as much as 40% to under $13 per barrel for spot deliveries. Natural gas prices, while more stable than oil prices for most of 1998, have weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in the world markets, the impact of the economic downturn in Southeast Asia and the former Soviet Union on the rest of the world economies, high inventory levels of oil and gas and lower domestic demand associated with an unseasonably warm winter in 1997. The depressed economic conditions in Southeast Asia also have had a negative effect on the economies in other regions around the world and the associated demand for oil in those regions. These conditions have resulted in substantially lower rig utilization rates in the U.S. and Canadian land markets as well as less dramatic declines in the U.S. offshore and international markets as the Company's customers have reduced or delayed their exploration and development programs for 1998 in light of lower commodity prices and cash flows. Within the international markets, which are characterized by larger projects and longer lead times, the declines have been less dramatic than those experienced in the United States and Canada but have nevertheless begun to occur. Demand and pricing for oil and gas are not currently expected to improve significantly during 1999 and will be substantially dependent on world economic conditions and whether the current excess in supply of oil will continue to exceed worldwide demand. Although members of OPEC have recently taken action to reduce the world supply of oil, the ultimate reduction in supply and its impact on prices is uncertain and ultimately dependent on worldwide demand.

   The current market conditions have had varying impacts on the Company's businesses. Within the U.S. and Canada, the Company's artificial lift segment was among the first segments to be affected by the recent downturn and experienced declines in revenue as demand and pricing have fallen with the lower rig count and oil production activity. The artificial lift segment has been particularly affected by large declines in demand for its equipment used for the production of heavy oil and other wells that are highly dependent on oil prices. These declines have been somewhat offset by the greater relative stability in the international markets, in particular the markets served by the Company's completion and services segment. The Company's completion and services segment has also experienced declines of approximately 14% in demand since the beginning of the year for its products and services with the percentage bearing upon geographic markets.

   The Company has also seen an increase in demand for its natural gas compression products and services due to more stable natural gas prices and a general trend in the industry for companies to out-source their compression needs. Within the Company's drilling products segment, the Company's backlog of drill pipe and other drill stem products has declined significantly since the beginning of the year as a result of declines in new orders and the rescheduling or canceling of existing orders due to lower rig utilization rates and associated usage of drill pipe inventory. Fourth quarter 1998 sales are expected to be down from the third quarter. Although the specific level of sales of drill pipe and other drill stem products for 1999 is dependent upon future market conditions that are outside the control of the Company, the Company currently expects that shipments will be between 35% to 45% lower than those for 1998. Sales of the Company's premium connections, casings and couplings have also experienced significant declines as the Company's customers for these products have begun to reduce their inventory levels in light of market conditions. Although the Company expects that the demand for premium connections may increase slightly in 1999 as inventory levels are reduced, demand for these products will continue to be subject to overall industry conditions.

   The Company currently anticipates that under current market conditions the demand for its current products and services will decline in the fourth quarter of 1998 on both a consecutive and comparative quarter to quarter basis. The declines will be most significant in the Company's drilling products segment, which experienced record sales levels during the first half of this year. Compression sales and international completion revenues are expected to be relatively flat for the remainder of 1998 and the first part of 1999. Downward pressures on prices and margins are expected to continue into 1999.

   In response to the current industry conditions, the Company has implemented various actions directed at reducing costs to be in line with the reduced operating activities. These actions include reductions in employment and the rationalization of manufacturing operations. Although there can be no assurance as to future results, assuming no unexpected declines in demand or pricing for the Company's products for the remainder of 1998, the Company currently expects that net income, excluding the Merger and Other Charges, should exceed 1997 net income from continuing operations of $2.01 per diluted share. Results of 1999 will be dependent on the overall level of industry activity and the success of the Company in implementing measures to reduce costs in light of current industry conditions. The Company currently expects that under current market conditions and assuming no additional material declines in the price of oil or the demand for the Company's products, results for 1999 should be between 15%-25% lower than 1998. The actual results, however, will be dependent upon a number of factors outside the control of the Company, including whether recently announced production cuts by members of OPEC will have a material impact on oil prices, and whether the economic conditions in Asia, in particular, Japan and China, will stabilize or further decline and further impact the economies in the United States and Europe.

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

ACQUISITIONS

   The Company has grown substantially over the years through acquisitions within the Company's core operations. During 1997, the Company completed approximately 18 acquisitions for a total consideration in excess of $321.5 million in cash, $197.9 million in debt and assumed liabilities and the issuance of approximately 0.9 million shares of Common Stock for one acquisition that was accounted for as an immaterial pooling of interests. In addition to the Weatherford Merger, during the nine months of 1998, the Company completed approximately nine acquisitions for a total consideration of approximately $132.5 million in cash, $60.5 million in debt and assumed liabilities and approximately 0.7 million shares of Common Stock. The Company also disposed of various non-core businesses in 1997 for a total of $68.8 million.

   Various of the Company's acquisitions have involved companies with substantial goodwill associated with their operations, including goodwill relating to acquisitions effected during the first nine months of 1998 of approximately $117.9 million. The amortization of the Company's goodwill and other intangibles during the three and nine months ended September 30, 1998, was $6.6 million and $16.7 million, respectively.

RESULTS OF OPERATIONS

   A summary of operating results by industry segment is shown below (in thousands):

                                               THREE MONTHS                   NINE MONTHS
                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                       ---------------------------   ---------------------------
                                           1998           1997           1998           1997
                                       ------------   ------------   ------------   ------------
    REVENUES:
    Completion and Oilfield
         Services....................  $    207,368   $    232,966   $    655,674   $    693,275
    Artificial Lift and
         Compression.................       112,651        108,661        403,095        288,522
    Drilling Products................       162,435        168,091        527,978        436,173
                                       ------------   ------------   ------------   ------------
                                       $    482,454   $    509,718   $  1,586,747   $  1,417,970
                                       ============   ============   ============   ============
    MERGER COSTS AND OTHER CHARGES:
    Completion and Oilfield
         Services....................  $         --   $         --   $     26,805   $         --
    Artificial Lift and
         Compression.................            --             --         18,570             --
    Drilling Products................            --             --          6,950             --
    Corporate........................            --             --         67,675             --
                                       ------------   ------------   ------------   ------------
                                       $         --   $         --   $    120,000   $         --
                                       ============   ============   ============   ============

    OPERATING INCOME (LOSS):
    Completion and Oilfield
         Services....................  $     42,249   $     59,275   $    126,787   $     153,364
    Artificial Lift and
    Compression.....................          6,229         10,017         18,509          27,424
       Drilling Products.............        36,436         34,576        120,155          82,538
       Corporate.....................        (5,437)       (11,585)       (88,497)        (28,350)
                                       ============   ============   ============   =============
                                       $     79,477   $     92,283   $    176,954   $     234,976
                                       ============   ============   ============   =============

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

   GENERAL

     For the third quarter of 1998, the Company reported net income of $42.8 million, or $0.44 per diluted share, compared to $53.7 million in net income, or $0.55 per diluted share, for the third quarter of 1997. Revenues for the quarter ended September 30, 1998, were down 5.3% over the quarter ended September 30, 1997, primarily due to the effect of lower oil prices and the global economic slowdown on the customers' decision to limit investments in exploration, drilling and production activities. The net effect of acquisitions effected after September 30, 1997, and dispositions effected in 1997 was an increase in the third quarter 1998 revenues and net income of $46.8 million and $1.9 million, respectively.

     Revenues declined by $48.4 million during the third quarter of 1998 compared to the second quarter of 1998 primarily due to declining market conditions, in particular in the United States and Canada. Operating income for the third quarter of 1998 was $79.5 million, as compared to $106.9 million for the second quarter of 1998, excluding the Merger and Other Charges of $120.0 million, with operating margins of 16.5% and 20.1%, respectively.

     Of the Company's third quarter 1998 sales, 44.2%, 10.7%, 8.2%, 13.8% and 10.4%, respectively, were attributable to sales in the U.S., Europe, Africa, Canada and Latin America, respectively, compared to 52.6%, 7.6%, 5.3%, 15.4% and 8.6%, respectively, for the third quarter of 1997. U.S. sales include sales to U.S. distributors and other U.S. companies for ultimate use outside the U.S.

   COMPLETION AND OILFIELD SERVICES SEGMENT

     The Company's completion and oilfield services segment reported revenues of $207.4 million for the third quarter of 1998, down from $233.0 million for the third quarter of 1997. Operating income for the third quarter of 1998 was $42.2 million as compared to $59.3 million for the third quarter of 1997. The $17.1 million decline in operating income reflects lower rig activity in the U.S. and Canada as well as the impact of twenty-six days of activity disruption in the Gulf of Mexico due to tropical storms. Results were also impacted by additional severance costs in the quarter due to down-sizing to anticipated activity levels.

     International revenues increased $16.8 million in the third quarter of 1998 compared to the same period in 1997 with the most significant revenue increases occurring in European markets. U.S. and Canadian revenues declined by $42.4 million in the third quarter of 1998, as compared to the third quarter of 1997. Revenues in Canada decreased 18.6% for the third quarter of 1998 over the third quarter of 1997. The decline in U.S. and Canadian revenues reflects the loss of $10.5 million of revenues from the non-core businesses disposed of during 1997, the significant reduction of drilling activity in the U.S. and the impact of disruptions due to the tropical storms. The 1997 and 1998 acquisitions for this segment had no material impact on the financial results in the third quarter of 1998. Comparing the same periods, the average U.S. and Canadian drilling rig counts decreased 27.3% and the average workover rig count declined 27.5%. The average international drilling rig count declined 8.5% in the third quarter of 1998, as compared to the third quarter of 1997.

     Cost of goods sold and services and rentals increased as a percentage of revenues from 65.2% in the third quarter of 1997 to 69.7% in the third quarter of 1998, as a result of severance costs and the loss of activity in the Gulf of Mexico for the current quarter partially offset by a shift in demand from lower U.S. margin revenues to higher international margin revenues. Selling, general and administrative expenses for the third quarter of 1998 as a percentage of revenues was 10.2% compared to 9.7% for the third quarter of 1997.

   ARTIFICIAL LIFT AND COMPRESSION SEGMENT

     The Company's artificial lift and compression segment reported revenues of $112.7 million for the third quarter of 1998, up from $108.7 million for the third quarter of 1997. Operating income for the third quarter of 1998 was $6.2 million compared to $10.0 million for the third quarter of 1997. The acquisitions effected after September 30, 1997 and the 1998 acquisitions generated revenues and operating income for this segment of $44.3 million and $1.6 million, respectively, in the third quarter of 1998. The increase in revenues relates to the effect of the 1997 and 1998 acquisitions. The decline in operating income was primarily attributable to costs in excess of declining business conditions due to the decline in the U.S. oil markets, and to the substantial decline in demand for the Company's progressing cavity pump line of artificial lift products due to lower oil prices and an associated drop in heavy oil drilling activity primarily in Canada and other marginal oil production activity. The Company has been and continues to reduce costs in the North American operations in light of industry conditions.

     Cost of goods sold increased slightly as a percentage of revenues from 70.6% in the third quarter of 1997 to 70.8% in the third quarter of 1998, as a result of a shift in the sales mix from higher margin product sales to lower margin product sales. Selling, general and administrative expenses for the third quarter of 1998 as a percentage of revenues was 23.7% compared to 20.2% for the third quarter of 1997. The increase in selling, general and administrative expenses for this segment reflects increased amortization of goodwill and other intangibles relating to the Company's 1997 and 1998 acquisitions in this segment.

   DRILLING PRODUCTS SEGMENT

     The Company's drilling products segment reported revenues of $162.4 million for the third quarter 1998 down from $168.1 million for the third quarter 1997. Operating income for the third quarter of 1998 was $36.4 million as compared to $34.6 million for the third quarter of 1997. The revenue decline of $5.7 million for the quarter reflects the global decline in exploration and drilling activities. The improvement in operating income was primarily due to improved pricing for sales from backlog of drill pipe and other drilling tools implemented in prior quarters for products sold during the quarter and the effects of the Company's acquisition of XLS Holding, Inc., a manufacturer of high performance connectors for marine applications ("XL"). Premium tubular revenues decreased to approximately $37.3 million in the third quarter of 1998 down from approximately $77.0 million for the third quarter of 1997. The comparative decrease in revenues was primarily due to a decrease in demand as distributors' inventory complete their declining adjustment to prevailing market conditions.

     Cost of goods sold declined as a percentage of revenues from 73.1% in the third quarter of 1997 to 70.2% in the third quarter of 1998, due to increased pricing on the Company's products and reduced costs partially offset by additional severance costs as the Company adjusts its cost structure to anticipated level of activity for 1999. Selling, general and administrative expenses as a percentage of revenues represented 7.4% for the third quarter of 1998 and 6.4% in the third quarter of 1997.

     Customer backlog for tubular products at September 30, 1998, was approximately $225 million as compared to the backlog at June 30, 1998 of approximately $300 million. The Company currently expects that over $90 million of this backlog will be shipped by December 31, 1998, with a majority of the current backlog expected to be shipped within the first six months of 1999. The Company currently expects that under current market conditions, sales of drill pipe will decline during the remainder of 1998 and in 1999 as a result of reduced drilling activity and rig utilization rates and increases in customer inventories.

   OTHER

     Corporate expenses as a percentage of revenues for the third quarter of 1998 were 1.1% as compared to 2.3% for the third quarter of 1997. The reduction in corporate expenses reflects consolidation savings from the Weatherford Merger.

     The Company incurred research and development costs of $3.8 million in the third quarter of 1998 compared to $3.3 million in the third quarter of 1997. This increase primarily reflects the Company's development of new service equipment designs to support the oilfield products and services and new products for drilling products to support high performance applications businesses.

     Interest expense for the third quarter of 1998 was $14.7 million compared to $10.1 million for the third quarter of 1997. The increase in interest expense in the third quarter of 1998, as compared to the third quarter of 1997, reflects the increase in indebtedness in 1998 and the issuance by the Company of $402.5 million principal amount of its 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") issued in November 1997, a portion of which was utilized to purchase substantially all of the $120.0 million principal amount of the 10 1/4% Senior Notes due 2004 (the "Senior Notes").

     The Company's effective tax rate on net income in the third quarter of 1997 and 1998 was 35%.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

   GENERAL

     Net income for the nine months ended September 30, 1998 was $89.0 million, or $0.91 per diluted share, on revenues of $1,586.7 million, as compared to net income for the nine months ended September 30, 1997 of $137.4 million, or $1.41 per diluted share, on revenues of $1,418.0 million. Included in net income is a pretax charge of $120.0 million, or $78.0 million net of taxes, or $0.80 per diluted share, for Merger and Other Charges. Excluding the Merger and Other Charges, the Company would have recorded net income of $167.0 million, or $1.71 per diluted share, for the nine months ended September 30, 1998, an improvement of approximately 21.6% over the nine months ended September 30, 1997. This improvement was primarily attributable to improvements in the Completion and Oilfield Services segment, revenue and margin improvement in the Company's drilling products segment and the beneficial effect of the Company's 1997 and 1998 acquisitions. The net effect of acquisitions effected after September 30, 1997, and dispositions effected in 1997 was an increase in revenues and net income of $119.2 and $17.6 million, respectively.

     Revenues for the nine months ended September 30, 1998, were up 11.9% over the nine months ended September 30, 1997, primarily due to drilling product revenues, in particular in comparison to the first quarter of 1997, and the effect of acquisitions. Excluding Merger and Other Charges, operating income for the nine months ended September 30, 1998, was $297.0 million as compared to $235.0 million for the nine months ended September 30, 1997, with operating margins of 18.7% and 16.6%, respectively.

     Of the Company's first nine months of 1998 sales, 49.4%, 8.9%, 5.8%, 15.1% and 9.3%, respectively, were attributable to sales in the U.S., Europe, Africa, Canada and Latin America, respectively, compared to 54.0%, 8.4%, 5.0%, 13.9% and 8.2%, respectively, for the first nine months of 1997. U.S. sales include sales to U.S. distributors and other U.S. companies for ultimate use outside the U.S.

   COMPLETION AND OILFIELD SERVICES SEGMENT

     The Company's completion and oilfield services segment reported revenues of $655.7 million for the nine months ended September 30, 1998, down from $693.3 million for the first nine months of 1997. Excluding the Merger and Other Charges of $26.8 million, operating income for the first nine months of 1998 was $153.6 million, as compared to $153.4 million for the first nine months of 1997.

     International revenues increased $47.4 million for the period ended September 30, 1998, compared to the same period in 1997, with the most significant revenue increases occurring in Europe, the Middle East, Latin America, and Asia Pacific. U.S. and Canadian revenues declined by $85.0 million for the first nine months of 1998, as compared to the first nine months of 1997. Revenues in Canada increased 8.8% for the first nine months of 1998 over the first nine months of 1997. The decline in the combined U.S. and Canadian revenues reflects the loss of $76.9 million of revenues from the non-core businesses disposed of during 1997. The 1997 acquisitions for this segment generated revenues of $24.6 million and operating income of $2.0 million for the period ended September 30, 1998. Comparing the same periods, the average U.S. and Canadian drilling rig counts decreased 8.3% and the average workover rig count declined 21.7%. The average international drilling rig count declined slightly during the first nine months of 1998, as compared to the same period for 1997.

     Cost of goods sold and services and rentals as a percentage of revenues were 66.1% for the period ended September 30, 1998 which was comparable to the period ended September 30, 1997 of 66.9%. Selling, general and administrative expenses for the first nine months of 1998 as a percentage of revenues were 10.8% compared to 11.2% for the first nine months of 1997.

   ARTIFICIAL LIFT AND COMPRESSION SEGMENT

     The Company's artificial lift and compression segment reported revenues and operating income of $403.1 and $18.5 million, respectively, for the nine months ended September 30, 1998, compared to $288.5 million and $27.4 million, respectively, for the nine months ended September 30, 1997. Excluding the Merger and Other Charges of $18.6 million, operating income for this segment for the nine months ended September 30, 1998, was $37.1 million, as compared to $27.4 million for the nine months ended September 30, 1997. The 1997 and 1998 acquisitions generated revenues and operating income for this segment of $182.0 million and $21.6 million, respectively, in the first nine months of 1998. The improvements attributable to the businesses acquired in these acquisitions were partially offset by the substantial decline in the United States oil markets and the substantial decline in demand for the Company's progressing cavity pump line of artificial lift products due to lower oil prices and an associated drop in heavy oil drilling activity primarily in Canada and other marginal oil production activity.

     Cost of goods sold declined as a percentage of revenues from 71.2% in the nine months ended September 30, 1997 to 69.2% in the nine months ended September 30, 1998, as a result of the expansion and increased utilization of the Company's U.S. compressor rental fleet. Selling, general and administrative expenses for the first nine months of 1998 as a percentage of revenues was 21.6% compared to 19.3% for the same period in 1997. The increase in selling, general and administrative expenses for this segment reflects higher costs associated with overlapping operations at various acquired companies pending the consolidation of those operations and increased amortization of goodwill and other intangibles relating to the Company's fourth quarter 1997 and 1998 acquisitions in this segment. The Company is currently in the process of consolidating many of these operations in light of the Weatherford Merger and current market conditions.

   DRILLING PRODUCTS SEGMENT

     The Company's drilling products segment reported revenues of $528.0 million for the first nine months of 1998, up from $436.2 million for the first nine months 1997. Excluding Merger and Other Charges of $7.0 million, for this segment, operating income for the first nine months of 1998 was $127.1 million, as compared to $82.5 million for the first nine months of 1997. These improvements in revenue and operating income were primarily due to improved pricing for drill pipe and other drilling tools and the effects of the Company's acquisition of XL. Premium tubular revenues were $170.9 million in the first nine months of 1998, compared to the first nine months of 1997 of $214.7 million.

     Cost of goods sold declined as a percentage of revenues from 74.8% for the nine months ended September 30, 1997 to 69.4% for the nine months ended September 30, 1998, due to increased pricing on the Company's products and reduced costs from production of products at the Company's Mexico tool joint facility, which provided savings of approximately $3 million in the first nine months of 1998. Such savings were partially offset by severance costs as the Company continues to reduce costs to anticipated operating activity. Selling, general and administrative expenses as a percentage of revenues represented 6.5% for the first nine months of 1998 and 6.3% for the first nine months of 1997.

   OTHER

      Corporate expenses, excluding Merger and Other Charges, as a percentage of revenues for the first nine months of 1998 were 1.3% as compared to 2.0% for the first nine months of 1997. The reduction in costs reflects consolidation savings benefited from the Weatherford Merger.

     The Company incurred research and development costs of $11.1 million in the first nine months of 1998 compared to $9.8 million in the first nine months of 1997. This increase primarily reflects the Company's development of new service equipment designs to support the oilfield products and services businesses and new products for drilling products to support high performance applications.

      Interest expense for the nine months ended September 30, 1998 was $40.5 million compared to $31.3 million for the same period in 1997. The increase in interest expense in the first nine months of 1998, as compared to first nine months 1997, reflects the increase in indebtedness in 1998 and the issuance by the Company of $402.5 million principal amount of the Debentures in November 1997.

     The Company's effective tax rate on net income for the nine months ended September 30, 1998 was 36.8% as compared to 35.1% for the nine months ended September 30, 1997. The lower effective tax rate in 1997 reflects the utilization of substantially all of the Company's U.S. net operating loss and tax credit carryforwards in 1997 and differences in the components and tax rates applicable to foreign taxable income.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements and is effective for years beginning after December 15, 1997. The Company adopted SFAS No. 130 in the first quarter of 1998.

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

     In October 1998, the FASB issued Statement of Accounting Standards No. 134 ("SFAS No. 134"), Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 is not applicable to the Company and has no impact on its consolidated condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had cash and cash equivalents of $48.5 million compared to $74.2 million at December 31, 1997. The reduction in cash and cash equivalents since December 31, 1997, was primarily attributable to the acquisition of new businesses for approximately $108.5 million in cash and capital expenditures for property, plant and equipment of $152.6 million, offset by borrowings under revolving credit facilities of $192.7 million.

     At September 30, 1998, the Company had outstanding $216.9 million in borrowings under its revolving credit facilities compared to $24.2 million at December 31, 1997. In addition, the Company had outstanding approximately $26.8 million and $17.2 million in letters of credit at September 30, 1998 and September 30, 1997 respectively.

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

     The Company has a revolving unsecured credit facility that provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. Borrowings under this facility bear interest at a variable rate based on prime or LIBOR. The Company's credit facility contains customary affirmative and negative covenants, including debt incurrence tests, interest coverage ratio, negative pledges and certain restrictions on dispositions of assets.

     The Company conducts a portion of its business in currencies other than the U.S. dollar, including the Canadian dollar, major European currencies and certain Latin American currencies. Although most of the revenues of the Company's international operations are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. Changes in the value of the U.S. dollar relative to these foreign currencies affect the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries into U.S. dollars. The impact of exchange rate fluctuations during the first nine months of 1998, the years ended 1997, 1996 and 1995 did not have a material effect on reported amounts of revenues or net income. The net decline in the Cumulative Foreign Currency Translation Adjustment from December 31, 1997 to September 30, 1998 was $33.3 million which primarily reflects the financial impact of the devaluation of the Canadian and Latin American currencies as compared to the U.S. dollar.

     The Company enters into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $1.9 million and $4.5 million during the first nine months of 1998 and 1997, respectively.

     Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of war, political disruption, civil disturbance and policies that may disrupt oil and gas exploration and production activities, restrict the movement of funds, lead to U.S. government or international sanctions or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have resumed eventually in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria, and parts of the Middle East, the Asia Pacific region and Latin America, have been subjected to political disruption which has negatively impacted results of operations following such events.

     The Company's current sources of capital are its current cash, cash generated from operations and borrowings under its revolving lines of credit. The Company believes that the current reserves of cash and short-term investments, access to its existing credit line and internally generated cash from operations are sufficient to finance the projected cash requirements of its current and future operations. The Company is continually reviewing acquisitions in its markets. Depending upon the size, nature and timing of an acquisition, the Company could likely require additional capital in the form of either debt, equity or a combination of both.

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

CAPITAL EXPENDITURES

     Capital expenditures for property, plant and equipment by the Company during the nine months ended September 30, 1998, totaled approximately $152.6 million and primarily related to drill pipe and tubing, fishing tools, tubular service equipment, compression rental equipment and the completion of plant expansions in Canada. Much of the 1998 capital expenditures related to projects initiated in the end of 1997 and early 1998. Capital expenditures for 1999 are expected to be approximately $100 million. Capital expenditures for the remainder of 1998 are estimated to be approximately $25 million. The Company also has entered into an agreement to acquire the Company's leased facility in Veracruz, Mexico for $50.0 million. This acquisition is subject to various conditions and is expected to close in the fourth quarter of 1998. Capital expenditures are expected to be funded with available cash, cash flow from operations and, if desirable, borrowings under its existing line of credit and other facilities.

YEAR 2000 ISSUE

     The Year 2000 issue is the risk that information systems, computers, equipment and products using date-sensitive software or containing computer chips with two-digit date fields will be unable to correctly process the Year 2000 date change. If not identified and corrected prior to the Year 2000, failures could occur in the software, hardware, equipment and products of the Company and its suppliers, vendors and customers that could result in interruptions of the Company's business. Any of such failures could have a material impact on the Company.

     In response to the Year 2000 issue, the Company has prepared and implemented a plan ("Year 2000 Plan") to assess and remediate significant Year 2000 issues in the Company's (i) information technology systems ("IT"), including computer software and hardware, and (ii) non-Information Technology systems utilizing date-sensitive software or computer chips ("Non-IT"), including products, facilities, equipment and other infrastructures. The Company's management information systems department ("MIS Department"), together with other of the Company's technical and engineering employees and outside consultants, are responsible for the implementation and execution of the Year 2000 Plan.

     The Company's Year 2000 Plan is a comprehensive, multi-step process covering the Company's IT and Non-IT systems. The primary phases of the Year 2000 Plan are: (1) assessing and analyzing the Company's systems to identify those that are not Year 2000 ready; (2) preparing cost and resource estimates to repair, remediate or replace all systems that are not Year 2000 ready; (3) developing a Company-wide, detailed strategy to coordinate the repair or replacement of all systems that are not Year 2000 ready; (4) implementing the strategy to make all systems Year 2000 ready; and (5) verifying, testing and auditing the Year 2000 readiness of all systems.

     As of the end of the third quarter of 1998, the first phase of the Year 2000 Plan was substantially complete with respect to the assessment of the Company's IT systems. The Company currently expects that the first phase for assessment of both IT and Non-IT systems will be completed by the end of 1998. Work is also underway in the second and third phases of the Year 2000 Plan. The Company anticipates that the second phase will be completed by the end of 1998, the third phase will be completed by the end of the first quarter of 1999, the fourth phase will be completed by end of the second quarter of 1999 and the fifth and final phase will be completed by the end of the third quarter of 1999. Any unexpected delays or problems that prevent the Company from completing all phases of the Year 2000 Plan in a timely manner could have a material adverse impact on the Company.

     As part of the Year 2000 Plan, the Company is currently installing Year 2000 ready business application systems and expects that these installations will be complete by the end of the second quarter of 1999. The Company has retained outside consultants to assist the Company with the installation of the new software and with the assessment of the Year 2000 readiness of the Company's IT systems. The Company expects to retain additional consultants to assess and analyze the Year 2000 readiness of its Non-IT systems and to assist the Company in the remediation and testing phases of the Year 2000 Plan.

     In addition to the Company's assessment and review of its own systems, the Company has begun communications with its third-party contractors, such as vendors, service providers and customers, for the purpose of evaluating their readiness for the Year 2000 and determining the extent to which the Company may be affected by the remediation of their systems, software, applications and products. The Company expects to further review and evaluate the Year 2000 programs of its significant third-party contractors. However, there can be no guarantee that the IT and Non-IT systems of third-party contractors of the Company will be Year 2000 ready or that the failure of any such party to have Year 2000 ready systems would not result in interruptions in the Company's business which could have a material adverse impact on the Company.

     In connection with the implementation and completion of the Year 2000 Plan, the Company currently estimates that it will incur pretax expenditures of approximately $7.6 million and approximately 66% of these expenditures are expected to be incurred during 1998. The Company has incurred $4.1 million of such expenditures through September 30, 1998, of which, approximately $3.8 million has been incurred in connection with the replacement of the Company's business application software and approximately $0.3 million has been incurred in connection with the replacement of certain IT hardware systems. The Company intends to continue to fund the Year 2000 Plan expenditures with working capital and third-party lease financing. Based upon information currently available, management believes that expenditures associated with achieving Year 2000 compliance will not have a material impact on the operating results of the Company. However, any unanticipated problems relating to the Year 2000 issue that result in materially increased expenditures could have a material adverse impact on the Company.

     The expenditures associated with the Year 2000 Plan represent approximately 18% and 9% of the Company's MIS Department's budget for each of fiscal years 1998 and 1999, respectively. Various other IT projects that are not related to the Year 2000 issue have been deferred due to the Year 2000 efforts. The effects of these delays are not expected to have a material impact on the Company.

     Until the Company has completed the assessment phase of its Year 2000 Plan, the Company is unable to predict the most likely worst case Year 2000 scenario or to estimate any lost revenues due to Year 2000 issues. The Company is currently preparing a contingency plan in response to Year 2000 problems. The Company expects to complete its contingency plan by the end of the first quarter of 1999. However, there can be no assurance that any contingency plan developed by the Company will be sufficient to alleviate or remediate any significant Year 2000 problems that the Company may experience.

     The above discussion of the Company's efforts and management's expectations relating to the risks and uncertainties associated with the Year 2000 issues and the Company's Year 2000 Plan contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve predictions and expectations concerning the Company's ability to achieve Year 2000 compliance, the amount of costs and expenses of the Company related to the Year 2000 issue and the effect the Year 2000 issue may have on the business and results of operations of the Company. Certain risks and uncertainties may cause actual results to be materially different from the projected or expected results, the overall effect of which may have a materially adverse impact on the Company. These risks and uncertainties include, but are not limited to, unanticipated problems and costs identified in all phases of the Year 2000 Plan, the ability of the Company to successfully implement the Year 2000 Plan in a timely manner and the ability of the Company's suppliers, vendors and customers to make their systems and products Year 2000 compliant.

CHRISTIANA MERGER

     The Company has entered into an amended merger agreement (the "Merger Agreement") with Christiana Companies, Inc. ("Christiana") and C2, Inc., Wisconsin corporations, pursuant to which the Company would acquire Christiana through a merger of a subsidiary of the Company with and into Christiana (the "Merger"). Under the terms of the Merger, the Christiana shareholders will be entitled to receive shares of the Company's Common Stock and cash in exchange for their shares of Christiana common stock.

     The number of shares of the Company's Common Stock that will be issued to the Christiana shareholders in the Merger will be equal to the number of shares of the Company's Common Stock held by Christiana at the time of the Merger divided by the number of outstanding shares of Christiana common stock. Christiana currently holds approximately 3.9 million shares of the Company's Common Stock. In addition, under the terms of the Merger Agreement, Christiana is required to expend at least $10 million to purchase additional shares of the Company's Common Stock. The amount of cash that will be payable to the Christiana shareholders in the Merger will be equal to the amount of cash held by Christiana in excess of its accrued unpaid taxes, the value of certain tax benefits and fixed liabilities at the time of the Merger divided by the number of outstanding shares of Christiana common stock at the time of the Merger.

     Prior to the Merger, Christiana is required to sell two-thirds of its interest in Total Logistic Control ("Logistic"), a wholly owned subsidiary of Christiana, to C2, Inc. for approximately $10.7 million. Following the Logistic sale, the remaining assets of Christiana will consist of shares of the Company's Common Stock and a one-third interest in Logistic. It is anticipated that Christiana will have no material debt as of the consummation of the Merger, but will have various tax liabilities which will be paid with the remaining cash balance in Christiana after the Merger. Because the number of shares of Common Stock issuable in the Merger approximates the number of shares of Common Stock currently held by Christiana, the Merger, if consummated, would be expected to have no material effect on the outstanding number of shares of Common Stock or equity of the Company.

     The Merger is subject to various conditions, including approval by the stockholders of the Company and Christiana and the receipt of an opinion by its tax advisors to the effect that the shareholders of Christiana will not recognize gain or loss for federal income tax purposes on their receipt of shares of Common Stock in exchange for their shares of Christiana common stock.

FORWARD-LOOKING STATEMENTS

     Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future sales of drill pipe and other products and services provided by the Company, earnings, margins, production levels and costs, expected savings from acquisitions and plant expansions, demand for products, product deliveries, market trends in the oil and gas industry and the oilfield service sector thereof, research and development, environmental and other expenditures, currency fluctuations and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, whether and for how long the current pricing trend for oil will continue and the effect thereof on the demand and price of the Company's products, changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, actual demand for the Company's drill stem products, the impact of the economic downturn in Southeast Asia and the former Soviet Union on the worldwide economies and associated demand for oil, world-wide political stability and economic growth, including currency fluctuations, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans and manufacturing consolidations and restructurings, performance issues with key suppliers and subcontractors, the ability of the Company to maintain price increases and market shares, raw material costs changes, collective bargaining labor disputes, regulatory uncertainties and legal proceedings. Future results will also be dependent upon the ability of the Company to successfully integrate the operations of Weatherford with the Company, as well as its ability to continue to identify and complete successful acquisitions at acceptable prices, integrate those acquisitions with the Company's other operations and penetrate existing and new markets.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's special meeting of stockholders held on August 17, 1998, the stockholders of the Company approved the acquisition by merger of Christiana Companies, Inc. ("Christiana") pursuant to an Agreement and Plan of Merger dated December 12, 1997, as amended, among the Company, Christiana, C2, Inc. ("C2") and Christiana Acquisition, Inc. for (i) 3,897,462 shares of the Company's Common Stock, $1.00 par value, (ii) cash in an amount equal to the amount of cash of Christiana as of the effective time of the merger less the sum of Christiana's accrued taxes and other liabilities as of such time that are not assumed by C2 and (y) $10.0 million and (iii) a contingent cash payment of up to $10.0 million payable five years after the effective date of the merger. There were no broker non-votes. The following sets forth the results of the voting:

                                                                              Withheld/
                                                            For                Against              Abstained
                                                    -------------------- --------------------- ---------------------
    Acquisition of Christiana..................         68,210,982             409,642               292,272

   At the Company's Annual Meeting of Stockholders held on September 21, 1998, the stockholders of the Company approved: (i) the election of eight directors to serve until the next Annual Meeting of Stockholders, (ii) the amendment of the Company's Amended and Restated Certificate of Incorporation to change the Company's name to Weatherford International, Inc. There were no broker non-votes. The following sets forth the results of the voting with respect to each such matter.

                                                                              Withheld/
ELECTION OF DIRECTORS                                       For                Against              Abstained
--------------------------------------------------  -------------------- --------------------- ---------------------
   Philip Burguieres...........................         83,985,896            1,106,639                --
   David J. Butters............................         83,608,859            1,483,676                --
   Bernard J. Duroc-Danner.....................         83,980,501            1,112,034                --
   Sheldon B. Lubar............................         83,979,564            1,112,971                --
   William E. Macaulay.........................         84,185,872              906,663                --
   Robert B. Millard...........................         83,603,102            1,489,433                --
   Robert K. Moses, Jr.........................         83,984,579            1,107,956                --
   Robert A. Rayne.............................         84,188,021              904,514                --

Amendment to the Company's Amended and Restated
   Certificate of Incorporation to change the
   Company's name to Weatherford
   International, Inc.............................      84,775,614              215,151              101,770

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

2.1 Amended and Restated Agreement and Plan of Merger among Weatherford International, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. dated as of October 14, 1998 (incorporated by reference to Exhibit No. 2.19 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

2.2 Amendment No. 2 to the Agreement by and among Weatherford International, Inc., Total Logistic Control, LLC, Christiana Companies, Inc. and C2, Inc. dated as of October 12, 1998 (incorporated by reference to Exhibit No. 2.20 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

27.1     Financial Data Schedule


         Reports on Form 8-K:

1) Current Report on Form 8-K/A filed on July 16, 1998, amending Current Report on Form 8-K dated June 15, 1998, reporting the Company's (i) Management's Discussion and Analysis of Financial Condition and Results of Operations on a restated basis, (ii) supplemental restated financial statements as of December 31, 1997 and 1996 and for the three years ended December 31, 1997 and (iii) supplemental restated financial statements as of March 31, 1998 and 1997 and for the three months ended March 31, 1998 and 1997.

2) Current Report on Form 8-K dated July 16, 1998, announcing the Company's earnings for the quarter ended June 30, 1998.

3) Current Report on Form 8-K dated August 17, 1998, announcing (i) the approval by the stockholders of the Company at a special meeting of the proposed acquisition of Christiana Companies, Inc. by the Company under the terms of an Agreement and Plan of Merger dated December 12, 1997, and (ii) the postponement of the closing of the acquisition due to tax reasons.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Weatherford International, Inc.



                            By:      /s/ James G. Kiley
                                     ------------------------------------------
                                     James G. Kiley
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (Principal Financial Officer)


                            By:      /s/ Frances R. Powell
                                     ------------------------------------------
                                     Frances R. Powell
                                     Vice President, Accounting and Controller
                                     (Principal Accounting Officer)

Date:  November 13, 1998

                                 EXHIBIT INDEX


2.1      Amended and Restated Agreement and Plan of Merger among Weatherford
         International, Inc., Christiana Acquisition, Inc., Christiana
         Companies, Inc. and C2, Inc. dated as of October 14, 1998 (incorporated by reference to Exhibit No. 2.19 to the Registration Statement on Form
         S-4 (Reg. No. 333-65663)).

2.2      Amendment No. 2 to the  Agreement by and among  Weatherford
         International, Inc., Total Logistic Control, LLC, Christiana Companies,
         Inc. and C2, Inc. dated as of October 12, 1998 (incorporated by reference to Exhibit No. 2.20 to the Registration Statement on Form S-4
         (Reg. No. 333-65663)).

3.1      Certificate  of  Amendment  to  Amended  and  Restated  Certificate  of
         Incorporation of the Registrant (incorporated by reference to Exhibit
         No. 3.3 to the Registration Statement on Form S-4 (Reg. No.
         333-65663)).

27.1     Financial Data Schedule