Form 10-K
period 1998-12-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 1999-03-31
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K

      For Annual and Transition Report Pursuant to Sections 13 or 15(d) of
                        Securities Exchange Act of 1933

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 1-13086

                        WEATHERFORD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               04-2515019
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                 Identification No.)

515 Post Oak Boulevard, Suite 600, Houston, Texas       77027-3415
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, include area code:  (713) 693-4000

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange in which registered
   --------------------             -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 24, 1999, was $2,407,577,415, based upon the closing price on the New York Stock Exchange as of such date.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Title of Class                    Outstanding at March 24, 1999
        --------------                    -----------------------------
Common Stock, $1.00 Par Value                     97,311,874

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS

         Weatherford International, Inc. is one of the world's largest providers of equipment and services used for the exploration and production of oil and natural gas. Our operations are conducted in over 50 countries and we have more than 300 service locations, which are located in substantially all of the oil and natural gas producing regions in the world. We are among the leaders in each of our primary markets and our distribution and service network is one of the most extensive in the industry.

         Our products and services are divided into four principal operating business divisions:

         o    Completion and Oilfield Services

         o    Artificial Lift Systems

         o    Compression Services

         o    Drilling Products

         A discussion follows of our products and services offered, our strategy for growth and the markets in which we compete. There is also included a discussion of our recent financial results, the trends affecting our results and our financial condition. We believe you will find these discussions informative and helpful to a better understanding of the new Weatherford.

                                    STRATEGY

         In May 1998, EVI, Inc. and Weatherford Enterra, Inc. merged to form the new Weatherford. A principal objective of the merger was to create a larger integrated oilfield service company that could take advantage of Weatherford's historical worldwide service infrastructure by adding new products, services and technology to compete in changing markets. Since the merger, we have combined various components of the operations of the two companies, added new technologies to the products and services offered by our Completion and Oilfield Services Division and Artificial Lift Systems Division and have substantially expanded our Compression Services Division through a strategic joint venture with GE Capital Corporation.

         Although current market conditions in our industry are depressed and will likely continue to be depressed through 1999, we see many opportunities for positioning our company for growth as the industry recovers. In looking to the future, our strategic focus for growth is as follows:


         o    Invest in technology to provide       o    Take advantage of secular
              customers value-added products             growth trends, such as natural
              and services that can reduce               gas compression, thru-tubing
              the cost of exploration and                re-entry drilling and
              production of oil and gas                  underbalanced drilling

         o    Pursue strategic acquisitions          o   Leverage our worldwide
              and combinations for long-term             infrastructure to introduce new
              growth                                     products and services


         o    Continually review our asset           o   Continue our expansion
              holdings for ways to maximize              internationally
              value

         o    Provide integrated product and
              services offerings

         Our long-term objective is to create stockholder value in the form of asset and income growth through the implementation of this strategy. Positioning our company for growth in these times is a difficult task, especially when there is uncertainty as to when the bottom of the cycle will be reached and a recovery will begin.

Nevertheless, we believe that to achieve stockholder value, we cannot remain static and we must pursue new opportunities to enhance new Weatherford's position in our industry.

                          SEGMENT AND GEOGRAPHIC DATA

FINANCIAL SEGMENT DATA

         When we review the operations of our business divisions we look at their revenues, operating income, EBITDA (operating income adding back depreciation and amortization), total assets and capital expenditures. We gauge how these divisions are performing by comparing their year on year results, their average gross margins and their returns on total assets.

         The following charts set forth those items for each of our operating business segments for 1998, 1997 and 1996:



                                      COMPLETION
                                     AND OILFIELD     ARTIFICIAL  COMPRESSION    DRILLING
                                       SERVICES      LIFT SYSTEMS   SERVICES     PRODUCTS
                                      ----------     ----------    ----------   ----------
                                                          (IN THOUSANDS)
               1998
Revenues ............................ $  848,219     $  329,196    $  177,481   $  655,758
Operating Income (Loss)(1)...........    135,521        (19,223)       17,092      115,433
EBITDA (1) ..........................    230,239            (40)       40,171      147,384
Total Assets ........................  1,007,399        592,370       388,220      764,807
Capital Expenditures ................    107,661         20,946        32,465       42,052

               1997

Revenues ............................ $  929,001     $  249,476   $  178,897   $  611,715
Operating Income ....................    215,412         22,792       14,774      120,830
EBITDA ..............................    301,550         31,736       36,440      144,440
Total Assets ........................    919,198        622,853      441,759      674,388
Capital Expenditures ................    121,422         20,213       35,705       32,682

               1996

Revenues ............................ $  824,639     $  150,816   $  154,503   $  337,312
Operating Income ....................    146,332         11,667        7,833       42,573
EBITDA ..............................    226,914         17,532       31,387       53,619
Total Assets ........................    952,445        199,615      414,969      386,245
Capital Expenditures ................    119,201          8,732       30,392       14,332

-----------------------------
(1) In 1998 we incurred $195.0 million in merger and other charges relating to the merger of EVI and Weatherford Enterra on May 27, 1998 and a reorganization and rationalization of our business to match industry conditions. Of this charge, $44.9 million, $40.8 million, $1.5 million, $35.0 million, and $72.8 million relate to Completion and Oilfield Services, Artificial Lift Systems, Compression Services, Drilling Products and Corporate.

GEOGRAPHIC DATA

         At the time of the combination of EVI and Weatherford Enterra, a large portion of our business was concentrated in the United States and Canada. We also had a strong international presence in all of the oil producing regions of the world through our Completion and Oilfield Services Division. As the world's oil reserves have matured and prices declined, international exploration, development and production has become more dominant.

         Following our merger last year, we began a concentrated program to expand our operations and shift our product sales to the international side by utilizing the strength of our international service infrastructure to introduce new and existing products and services in these markets. Among the activities being pursued by us are:

         o The offering of our completion, artificial lift systems and compression services through our international service locations. Sales of these products and services had historically been concentrated in North America.

         o The introduction of new technologies and products in the multi-lateral, thru-tubing, re-entry and underbalanced markets.

         We are also reorganizing our operations by reducing our staff and locations primarily in North America and focusing on growth in those areas which serve the international markets. We expect that our international revenue and income will increase over time and our dependence on North American activity will decline as this strategy is implemented.

         The following charts set forth for 1998, 1997 and 1996:

         o Our revenues from third party customers in the United States, Canada, Europe, the Middle East and Africa and all other foreign locations. Sales in the United States include export sales. Sales are based on the location of our entity that is selling or providing the products or services.

         o Our long-lived assets located in the United States, Canada, Europe, the Middle East and Africa and all other foreign locations.


                         [REVENUE BY COUNTRY PIE CHART]


                                                                                AFRICA
                            UNITED                   LATIN                       AND
                            STATES     CANADA       AMERICA       EUROPE     MIDDLE EAST    OTHER         TOTAL
                          ---------  -----------  ------------  -----------  -----------  -----------   -----------
                                                               (in millions)
Revenues
  1998 .................  $1,181.9      $265.2        $138.8       $167.3        $143.2      $114.3       $2,010.7
  1997 .................   1,205.6       257.5         118.8        149.2         109.1       128.9        1,969.1
  1996 .................     929.0       143.6          74.1        148.1          98.9        73.6        1,467.3

                    [LONG LIVED ASSETS BY COUNTRY PIE CHART]


            UNITED             LATIN             AFRICA AND
            STATES   CANADA   AMERICA   EUROPE   MIDDLE EAST   OTHER     TOTAL
            ------   ------   -------   ------   -----------   -----   ---------
                                       (in millions)
1998       $  950.6  $306.5   $204.7    $151.4      $59.1      $60.3   $1,732.6
1997        1,060.9   133.3    174.8     143.8       36.7       41.6    1,591.1
1996          784.4    66.3    100.9     145.8       33.4       32.1    1,162.9

         Looking forward, we expect that Asia, Middle East, North Africa and Eastern Europe will be the growth markets for our products and services, with North America and Western Europe declining as a percentage of our total sales as the oil and gas reserves in those regions mature.

                        COMPLETION AND OILFIELD SERVICES

         Our Completion and Oilfield Services Division provides a wide range of products and services for the exploration and production of oil and natural gas. The principal products and services provided by this segment are:


         o    Fishing and Downhole Services       o Well Completion Systems

         o    Well Installation Services          o Equipment Rental

MARKET TRENDS AND OUTLOOK

         Our Completion and Oilfield Services Division provides products and services used by oil and gas companies, drilling contractors and other service companies to explore for and produce oil and natural gas. We estimate that around 50% of the products and services offered by this division are used in the initial drilling and completion of oil and gas wells. The remainder of the products and services are used in connection with the production phases of wells, primarily maintenance and recompletion.

         Historically, our Completion and Oilfield Services Division has generated much of its revenues from activity in North America, in particular the United States. With the recent declines in oil prices, activity in North America has fallen substantially to nearly a 50-year low. As a result of the decline in this revenue base, we are focusing our future growth in the international markets using our broad international infrastructure. We are also pursuing selective consolidation opportunities in the United States as a means to reduce costs and offer a broader range of services to our customers and to assist our customers in reducing the costs of exploration and production.

         Technology is becoming a more important aspect of our products and services so that we may provide our customers with more efficient and cost-effective tools to find and produce oil and gas. During 1998 and 1999 to-date, we invested a substantial amount of our time and resources in building our technology offerings. We believe that many of the new technological products and services being offered by us are among the best in the industry and provide our customers with a means to reduce their costs of exploration and production through more efficient and accurate tools.

         Integrated product offerings are also becoming more important in the market as customers seek to reduce the number of vendors to perform a single task on a well. We continue to expand the scope and breadth of our extensive products and services offerings through selective acquisitions and alliances.

GROWTH STRATEGY

         The growth strategy for our Completion and Oilfield Services Division is to:

         o Improve the technology of our products and services to allow our customers to reduce the costs of exploration and production

         o Leverage our worldwide sales and service infrastructure to push through new products and services

         o Focus on secular growth trends such as thru-tubing, re-entry drilling, underbalanced drilling and intelligent completion and monitoring

         o Take advantage of selective consolidation and acquisition opportunities to reduce costs and increase market share

         o    Provide our customers with integrated products and services

         o Reduce costs and increase profit margins through the addition of manufacturing capabilities for our higher margin products

PRODUCTS AND SERVICES OFFERED BY OUR COMPLETION AND OILFIELD SERVICES DIVISION

         FISHING AND DOWNHOLE SERVICES

         Our Fishing and Downhole Services group provides a wide variety of downhole services used during the drilling, completion, workover and plugging of oil and gas wells. These include:

         o    Fishing Services

         o    Re-Entry and Thru-Tubing Services

         o    Downhole Remediation and Other Services

         Our downhole services are provided worldwide at more than 300 locations in 50 countries. We believe that our downhole services group is the largest provider of these services in the world.

         Fishing Services. Our "fishing" services consist of cleaning and removing obstructions (such as a piece of equipment, a tool, a part of a drill string or other debris) in a well bore that may become caught during the drilling, completion and workover of a well or during the well's production phase. The process of "fishing" requires the use of a wide variety of specialty and proprietary tools, including fishing jars, milling tools, casing cutters, overshots, spears and other tools used for retrieving or eliminating the items within the well. These operations also utilize our proprietary "whipstocks", which are downhole tools that act as vertical ramps to "sidetrack" an existing wellbore. We believe we have one of the most comprehensive lines of proprietary fishing tools in the industry and one of the largest and most experienced teams of fishing services employees in the industry.

         Our fishing services are provided at our various service and distribution locations throughout the world.

         We believe we are one of the largest providers of fishing services in the United States and the second largest provider in the world. Our principal competitors are Baker Hughes Incorporated and Smith International, Inc. There are also a large number of smaller regional competitors.

         Re-Entry and Thru-Tubing Services. Our re-entry and thru-tubing group provides specialized products and services that allow the operator to perform drilling, completion and remediation functions from existing wellbores. Re-entry drilling may involve multilateral drilling of newly drilled open holes or the opening of new sections within an existing wellbore. Re-entry wells are typically drilled from a directional or horizontal well. Thru-tubing services consist of the drilling, completion and remediation of a well directly through an existing wellbore's production tubing. Our re-entry and thru-tubing operations also utilize our proprietary "whipstocks". Our thru-tubing and re-entry group grew out of our fishing and downhole services group, which was among the first to use thru-tubing technology for downhole fishing operations. This group has expanded on that expertise and technology to provide state-of-the-art technology for re-entry drilling and multilateral completions.

         The use of re-entry and thru-tubing technology substantially reduces the cost of drilling a well by eliminating the need for the drilling and completion of a new well bore. Although the rig count declined substantially during 1998 and is currently at historical lows, re-entry drilling rose by approximately 10% in 1998 from the previous year. We believe that the thru-tubing re-entry and multi-lateral re-entry markets will continue to increase in the coming years as operators seek ways to contain costs by reducing risks and construction downhole.

         Our thru-tubing operations require highly engineered and technically advanced products that can operate within the confined space of an existing well bore. Our operations utilize proprietary whipstock mills, high performance drilling motors and completion tools, including the high performance long running MacDrill(TM) metal motor, the Radius(TM) short radius motor, the Radius downhole guidance instrumentation and the thru-tubing inflatable packer systems.

         Our primary competition in the area of re-entry and thru-tubing is Baker Hughes Incorporated.

         Downhole Remediation and Other Services. Our other downhole services operations include a variety of well maintenance and control services. Among the services and equipment provided by us are well control equipment used in critical well situations such as a blow out or high pressure sour gas wells. We also provide internal casing patch installation, plugging and abandonment services, pipe recovery wireline services and foam services for underbalanced wells.

         Our primary competitor in the area of downhole remediation is Baker Hughes Incorporated.

         EQUIPMENT RENTAL

         Our equipment rental group provides specialized equipment and tools for the drilling, completion and workover of oil and gas wells. Our rental equipment allows our customers (primarily operators and drilling contractors) the ability to have access to inventories of tools and other equipment without the cost of maintaining that equipment in their own inventory. The rental of this equipment permits the equipment to be more efficiently used and allows us to receive value-added returns on the rental of the equipment.

         Among the equipment and tools rented by us are:

         o Pressure control equipment such as preventers, high pressure valves, accumulators, adapters and choke and kill manifolds

         o Drill string equipment such as drill pipe, drill collars, tubing and drilling jars

         o Tubular handling equipment such as elevators, spiders, slits, tongs and kelly spinners

         o Fishing and downhole tools such as milling tools, casing cutters, fishing jars, spears and overshots, stabilizers, power swivels and bottom hole assemblies

         We manufacture many of our rental tools, such as drill pipe, pressure control equipment and fishing tools.

         We conduct our rental operations worldwide. The breadth of our operations and locations allow us to manage and redeploy our equipment throughout our worldwide system to locations where the equipment is most needed.

         We believe we are the world's largest provider of oilfield rental tool equipment. Our primary competitors are Baker Hughes Incorporated, Superior Energy Services and Offshore Rentals. There are also a number of regional competitors.

         WELL COMPLETION

         Our well completion group provides a variety of products and services used to construct and complete oil and gas wells. The principal products and services provided by this group are:

         o PACKERS - Packers are mechanical or hydraulically actuated devices that lock into the casing string and provide a seal between the casing and tubing in the well through an expanding element system. Packers permit producing formations to be isolated from other sections of the well bore as well as allow downhole operations, such as cementing and acidizing, to take place without damaging the reservoir. We also offer an extensive line of inflatable casing packers that are used in openhole sections of a wellbore to isolate a zone with or without the use of cement as well as in thru-tubing applications.

         o LINER HANGERS - Liner hangers allow strings of casing to be suspended within a wellbore without having to extend the string to the surface. We offer both production and service liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well. Most directional wells include one or more liners because of the difficulty of designing casing programs compatible with high tensile tubulars.

         o SAND SCREENS - Sand screens are devices run in the producing section of a well to prevent sand from reaching the surface or causing problems with production equipment and pumps.

         o INTELLIGENT WELL TECHNOLOGY - Intelligent completion products allow operators to remotely monitor and control various downhole components, such as chokes and pumps. These products, when combined with production packers, permit various sections of a well to be optimized to improve production. These devices can also eliminate the need for wireline and coiled tubing because they can be operated electrically from the surface.

         o CEMENTING AND ELASTOMER PRODUCTS -Cementing operations are one of the most important and expensive phases in the completion of a well. Our cementing products allow operators to centralize the casing in the well and control the displacement of cement and other fluids. We also offer specialty elastomer products that are designed to remove excess cement from the inside of the casing.

         The market for our well completion products is dependent on the level of worldwide completion and workover activity. Our completion products are currently sold primarily in North America and the North Sea. We are actively pursuing the distribution of our completion products in other regions of the world through our worldwide infrastructure.

         Our competition in the completion market is generally based on price and product quality. Our principal competitors in the well completion market are Baker Hughes Incorporated and Halliburton Company. We also compete with various smaller providers of completion equipment. We believe that we are the number one provider of oilfield cementation products in the world, the third largest provider of completion equipment in the United States and the leading provider of liner hanger equipment in the North Sea market.

         WELL INSTALLATION SERVICES

         Our well installation services group provides a wide variety of tubular and completion equipment installation services for the drilling, completion and workover of an oil and gas well. This group offers an integrated package of installation services that allows our customers to receive all of their tubular handling, preparation, inspection, cleaning and wellsite installation needs from a single source. This group is a leader in rig mechanization technology used for the installation of tubing and casing and offers various products and services to improve rig floor operations by reducing staffing requirements and increasing operational effectiveness and safety standards. They also specialize in high alloy installation services where metallurgical characteristics call for specific handling technology. Finally, this group also works with our well completion group to provide high grade completion equipment installation services as well as cementation engineering services (consisting of computer-generated recommendations as to the number and placement of centralizers during cementation).

         We believe that we are one of the largest providers of installation services in the world. Competition in the market for tubular and completion well installation services is based on price, experience and quality. We believe that our ability to provide an integrated package of rig mechanization and high grade installation services, together with our worldwide infrastructure, provides us with a competitive advantage. Our primary competitors are Franks International and BJ Services, Inc. We also compete with a large number of smaller regional competitors.

         The market for well installation services is dependent on the level of worldwide drilling and well completion activity.

RAW MATERIALS

         Our Completion and Oilfield Services Division purchases a wide variety of materials from a number of sources. Many of the products sold by our Completion and Oilfield Services Division also are manufactured and provided by other parties. We do not believe that the loss of any one supplier would have a material adverse effect on this division.

                            ARTIFICIAL LIFT SYSTEMS

         Our Artificial Lift Systems Division is a leading provider of artificial lift systems worldwide. Artificial lift systems are installed in oil wells that do not have sufficient reservoir pressure to raise the oil to the surface or that need to supplement the natural reservoir drive in producing oil from the well. We estimate that 80% of all producing oil wells in the world require some form of artificial lift. Regionally, we estimate that 90% of the producing wells in North America are on some form of lift and approximately 70% of the rest of the world's wells require artificial lift. In addition, as oil wells mature, artificial lift is generally necessary to supplement or enhance the flowing pressure of oil from the well. The worldwide market for artificial lift is estimated to be in excess of $1.2 billion per year, of which 50% has historically been in North America due to the maturity of the North American oil fields.

         There are five principal types of artificial lift technologies used in the industry. These forms of lift are:

         o    Progressing Cavity Pumps       o Electrical Submersible Pumps

         o    Reciprocating Rod Lift         o Hydraulic Lift

         o    Gas Lift


         We are the only company in the industry that has the ability to offer all forms of artificial lift as well as the ability to design optimization solutions.

MARKET TRENDS AND OUTLOOK

         Our Artificial Lift Systems Division was severely affected by the recent declines in oil prices. These declines were particularly felt in our North American operations where historically our businesses were located. Since the merger of EVI and Weatherford Enterra, we have undertaken an aggressive worldwide marketing program of our artificial lift systems. This program involves the provision of artificial lift products and services worldwide utilizing the assistance of the Weatherford international distribution and service locations. We have recently been awarded a number of international contracts to manage fields using our artificial lift systems and expect to continue to pursue additional contracts in the future.

         Although we expect that oil production and demand for our products in North America will not likely return to prior levels as a result of the recent declines in oil prices and associated reduction in drilling for and production of oil in North America, we do expect that international demand for our artificial lift products will continue to increase as the rest of the world's oil fields mature. As the only fully integrated provider of these systems, we expect to greatly benefit from the breadth of our product line and expertise.

         We also are extending our product offerings in the growing areas of wellsite optimization. This product offering is driven by our clients' needs for greater planning of their production. We are currently implementing a package for production in Venezuela that will transmit real time data from the well to the operator's office for continuous monitoring. This division is working with our well completion division on the use of its intelligent completion and monitoring technology to optimize the production process and reduce the cost of production.

GROWTH STRATEGY

         The growth strategy for our Artificial Lift Systems Division is as follows:


         o    Invest in and provide technological                     o    Expand our electrical submersible pump
              solutions for artificial lift needs                          business with Electrical Submersible
                                                                           Pumps, Inc.

         o    Provide our customers with the right                    o    Reposition and consolidate our
              technologies that increase run times,                        manufacturing and distribution
              decrease costs and effectively deliver                       organization to address the changing
              oil production at a given depth,                             marketplace, in particular, in North
              temperature and level of corrosion                           America

         o    Provide integrated solution packages to                 o    Position our business for the return
              our customers to address all of their                        cycle in oil production and take
              artificial lift needs                                        advantage of the continued maturation of
                                                                           the world's oilfields

         o Expand internationally by leveraging our international infrastructure

PRODUCTS OFFERED BY OUR ARTIFICIAL LIFT SYSTEMS DIVISION

         The following is a brief description of each of the forms of artificial lift offered by us:

         PROGRESSING CAVITY PUMPS

         A progressing cavity pump is a downhole pump that is controlled by an above-ground electric system connected to a sucker rod that operates the downhole pump for the production of oil. These pumps are among the most efficient to operate and are designed to work in wells of depths up to 6,000 feet and production between 10 to 4,500 barrels of oil per day. We believe that we are the world's largest provider of progressing cavity pumps and the only fully integrated provider of these systems. Our principal competitors for progressing cavity pumps are Robbins & Myers and KUDU.

         RECIPROCATING ROD LIFT SYSTEMS

         A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground pumping unit that is connected to a sucker rod and a downhole pump and uses an up and down suction process to lift the oil from the reservoir. Reciprocating lift is used primarily for the production of oil from wells of depths up to 14,000 feet and production rates from 20 to 8,000 barrels per day. Reciprocating lift systems are generally more expensive to install than other systems but less costly to operate. We offer a complete package of products for rod lift applications ranging from traditional pump jacks to the state-of-the-art RotaFlex(R) long stroke pumping unit, as well as all downhole components, including the Corod(R) continuous sucker rod, traditional sucker rods and tubing anchors. We believe we are the world's largest provider of reciprocating rod lift pump systems and the only fully integrated provider of these systems. Our principal competitors for rod lift systems are Lufkin Industries, Dover Industries and Harbinson Fischer.

         GAS LIFT SYSTEMS

         Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves. The gas that is injected into the system is either produced from and reinjected into the well, or is injected from nearby gas produced from nearby wells. The injected gas acts as the lifting agent for the heavier oil. Gas lift systems are used primarily for offshore wells and those wells that have a high component of gas in the well or have a gas supply near the well. Gas lift systems are designed to operate at a depth of up to 15,000 feet with volume up to 20,000 barrels of oil per day. We believe that we are one of the two largest providers of gas lift systems in the world, with our principal competitor being Schlumberger Limited.

         ELECTRICAL SUBMERSIBLE PUMPS

         An electrical submersible pump is an electric pump and motor that is placed downhole near the producing reservoir and is driven by an electric motor controller and supply system above ground. Electrical submersible pumps are designed to operate at depths of 9,000 to 12,000 feet with volumes from 800 to 20,000 barrels per day. We have historically not been a provider of electrical submersible pumps to the industry. We recently entered into a long-term alliance with Electrical Submersible Pumps, Inc., the world's third largest supplier of electrical submersible pumps, to supply us with our own line of electrical submersible pumps and to take over distribution of electrical submersible pumps from Electrical Submersible Pumps, Inc. in selected markets. We believe that this alliance will be highly beneficial to both our customers and the customers of Electrical Submersible Pumps, Inc. This alliance also provides our customers with a complete suite of artificial lift systems. Our principal competitors for electrical submersible pumps are Baker Hughes Incorporated and Schlumberger Limited.

         HYDRAULIC LIFT SYSTEMS

         Hydraulic lift is a form of oil pumping system that uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. These systems are designed for wells at depths up to 20,000 feet with volumes of up to 15,000 barrels per day. Hydraulic pumps are well-suited for wells with high volumes and low solids. We believe that we are the world's largest provider of hydraulic lift systems. Our principal competitor for hydraulic lift systems is Baker Hughes Incorporated.

RAW MATERIALS

         Our Artificial Lift Systems Division purchases a variety of raw materials for its manufacturing operations. A number of its products are manufactured utilizing parts and components made by other manufacturers and suppliers. This division is not dependent upon any single source of supply for its raw materials and components. The loss of one or more of our suppliers could, however, disrupt production for some time.

                              COMPRESSION SERVICES

         Our Compression Services Division is one of the world's largest providers of natural gas compression products and services. The products and services offered by this division include:


         o    Sales and rental of natural gas               o    Maintenance and reconditioning
              compressors                                        services and select services such as
                                                                 repair services

         o    Custom-designed compression systems           o    Offshore platform installation and
                                                                 management of compression equipment

         o    Full service turnkey compression
              management

         As of February 1999, our compression business is operated through a joint venture with GE Capital's Global Compression Services. We own 64% of this venture and GE Capital owns 36%. We have the right to acquire GE Capital's interest at any time at a price equal to the greater of a market determined third party valuation or book value. GE Capital also has the right to require us to purchase its interest at any time after February 2001 at a market determined third party valuation and to request a public offering of its interest after that date, if we have not purchased its interest by that time.

MARKET TRENDS AND OUTLOOK

         We believe our compression services operate in a growth market with significant opportunities. We estimate that over 75% of the operating natural gas compressors are owned by the exploration and production companies and more than 75% of the world's natural gas compression services are sold in North America. We expect international demand to grow significantly in the coming years as producers of natural gas worldwide continue to grow. We also believe that demand in North America should increase as natural gas production continues to grow and our customers seek ways to reduce costs by out-sourcing their compression needs.

         Our compression services are provided primarily to producers of natural gas and pipeline companies. These services are used by the customer to compensate for diminished wellhead pressure. Our compressors are either sold or rented to the client on a term basis ranging from a number of months to years. Once a compressor has been placed in service, that compressor will generally remain in place for the life of the reservoir. We also offer field management services. Our compression services are charged on both a fixed and turnkey basis.

         The compressors marketed by us are generally manufactured by us at our manufacturing facility located in Corpus Christi, Texas or purchased from third parties.

GROWTH STRATEGY

         The growth strategy for our compression business is as follows:


         o    Expand our operations                         o    Place into service the newly
              internationally using our worldwide                manufactured inventory of high power
              infrastructure                                     compressors previously owned by
                                                                 Global Compression

         o    Leverage our businesses in locations          o    Increase our revenues, income and
              where we are currently located to                  market share by offering to our
              obtain economies of scale                          customers the ability to out-source
                                                                 all of their compression needs

         o    Pursue higher horsepower projects
              that provide for longer term
              contracts and higher margins

     COMPRESSOR FLEET

         Our Compression Services Division currently has a fleet of over 4,100 compression units with horsepowers ranging from 26 to 3,335 horsepower. The average horsepower of our compression fleet is approximately 220 horsepower.

         The following table sets forth a summary of our compression fleet.



         HORSEPOWER SIZE            NUMBER OF UNITS     TOTAL HORSEPOWER
            0 - 100                       2,117              127,592
          101 - 200                         894              139,362
          201 - 500                         633              191,409
          501 - 800                         211              139,198
          801 - 1,100                       157              157,395
        1,101 and over                      130              182,429
                                      ---------            ---------
                TOTALS                    4,142              937,385
                                      =========            =========

         In addition, we manage over 530 compression units owned by our clients having an aggregate horsepower of approximately 122,000.

CAPITAL EXPENDITURES

         Our compression services operations are by their nature capital intensive as they require substantial investments in additional compressor units as our business grows. These capital investments have historically been financed through existing cash and internally generated cash flow. We expect that future capital investments by our Compression Services Division will be financed by the joint venture through debt, sale-leaseback arrangements and other similar financing structures that are repaid from the cash flows generated from the compressor units over the projected term of rental of the equipment. We recently entered into a lease arrangement under which a number of our compressors were sold to a third party and were then rented back to us over a five year period. Structures such as this lease should allow us to expand our compressor fleet and maximize the return on the equity invested in this joint venture. Compression services does not require a high level of maintenance capital expenditures.

         Because of the high leverage aspect of our compression business, we gauge the performance of this division primarily by the cash flow it generates and its operating income and EBITDA. We do this because in the initial years of financing the acquisition of compressors, there will be high levels of interest expense or lease expense. Although the net income return on capital from this business is generally less than other less capital intensive businesses, we believe the benefits of the steady cash flow from the operations and the less cyclical nature of the business make this business an important component in our growth. Where possible, we will attempt to secure our financing on a non-recourse basis.

COMPETITION

         Our principal competitors in the compression service business are Hanover Compression Company and Production Operators Corp., a subsidiary of Schlumberger Limited. We believe that we are the second largest provider of natural gas compression services in the world.

                               DRILLING PRODUCTS

         Our Drilling Products Division is the world's leading provider of drill stem products, including drill pipe, drill collars and heavyweight tubular products used for the drilling of oil and gas wells. This division is also a leading provider in North America for engineered connections used for casing, production tubing and marine conductors and subsea structures. Our drilling products are designed and engineered for high performance and include all components of a drill stem from the rig to the drill bit.

         The principal products offered by our Drilling Products Division are as follows:

         o    Drill pipe                          o Engineered connections

         o    Drill collars                       o High Grade Premium
                                                    Tubing and Casing

         o    Heavyweight drill pipe              o Accessories

         o    Connections for Marine Conductors
              and Subsea Structures


MARKET TRENDS AND OUTLOOK

         The market conditions for our Drilling Products Division have been depressed since mid-1998 due to low oil prices and reduced drilling activity. This decline has affected our Drilling Product Division's operations in two significant ways:

         o The lower rig count has reduced demand for drill stem products. The reduction in demand is attributable to both the lower number of drilling rigs requiring drill stem products and an increased level of stock on hand with our customers as drill stem products from idle rigs are made available to other rigs.

         o The decline in drilling activity has reduced the number of wells being completed offshore. This reduction in the number of completed offshore wells also reduces the demand for our premium casing, liner and production tubing and connections for these products. The reduced demand for premium tubular products also affects our accessory products.

         We currently expect that the demand for our drill stem products for 1999 could be down as much as 60% from 1998. The utilization of the excess drill stem products provided by idle rigs may also suppress levels of demand substantially below requirements for current drilling activity. We expect, however, that excess stock should, absent any further changes in the drilling markets, be substantially diminished by the middle of the year 2000. Because the market conditions for our drilling products is heavily dependent on drilling activity, which in turn is dependent on the price of oil and gas, the effect of the current market conditions on our business is extremely difficult to project and is subject to much uncertainty.

GROWTH STRATEGY


         The growth strategy for our Drilling Products Division is as follows:


         o    Lower drill stem cost structure        o    Introduce new technologies, such as
                                                          vacuum insulated tubing and short
                                                          radius drill pipe

         o    Maintain capacity capabilities for     o    Expand product line and marketing of
              recovery                                    subsea conductors and risers

         o    Add complementary products to          o    Continue improvements in connector
              existing lines                              technology



PRODUCTS OFFERED BY OUR DRILLING PRODUCTS DIVISION

         A description of the principal products offered by our Drilling Products Division is as follows:

         DRILL PIPE

         Drill pipe is the principal mechanical tool used to drill for oil and gas. Our drill pipe is sold primarily to rig contractors and rental companies. Unlike a drilling rig, drill pipe is a consumable product with a limited lifespan based on usage. Our drill pipe is designed and manufactured for extreme environments and incorporates a number of proprietary designs. Our principal competitors in drill pipe are Omsco, IDPA and various local manufacturers in foreign countries.

         DRILL COLLARS

         Drill collars are used to provide weight on a drill bit to assist in the drilling process. A drill collar is generally located directly above the drill bit and is machined from a solid steel bar to provide the necessary weight for a vertical well.

         HEAVYWEIGHT DRILL PIPE AND OTHER DRILL STEM PRODUCTS

         Our heavyweight drill pipe is a seamless tubular product that is less rigid than a drill collar. Heavyweight drill collars provide the transition zone between a drill collar and the drill pipe. Heavyweight drill pipe also serves to apply weight to a drill bit in a directional well. We also provide kellys, subs and pupjoints. The principal competitors for heavyweight drill pipe and other drill stem products are Smith International, Inc., SMFI and Omsco.

         ENGINEERED CONNECTIONS AND PREMIUM TUBULARS

         Our premium tubular products consist of premium production tubing, liners and casing. The term "premium" refers to seamless tubulars with high alloy chemistry, specific molecular structure and highly engineered connections. Our premium tubulars are sold both with and without our proprietary Atlas Bradford(R) connections. Our premium tubulars are used in particularly harsh environments, such as offshore and deep natural gas wells where pressure, temperature and corrosive elements are extreme. The principal competitors for our premium engineered connections are Hydril, Hunting Interlock and VAM. During 1999, we licensed TAMSA the international rights to our Atlas Bradford connections.

         CONNECTORS FOR CONDUCTORS AND SUBSEA STRUCTURES

         Our connections for marine conductors and subsea structures consist of our XL System proprietary line of connection technology for conductors and subsea structures. Conductors are the initial support for new wells from which both downhole and wellhead sections attach. Conductors are typically hammered in place at the beginning of the drilling process. We use a proprietary wedge thread technology to connect the conductors. Our primary competition for conductors and subsea constructors are ABB, DrillQuip and various smaller companies.

RAW MATERIALS

         The following list sets forth the principal raw materials used by our Drilling Products Division.


         Product                             Raw Material
         -------                             ------------
         Drill pipe                          Steel billets and seamless green tubing
         Drill collars                       Solid steel bars
         Heavyweight drill pipe              Heavy walled tubes
         Premium tubing and casing           Seamless green tubing

         Our suppliers for the above raw materials are the major domestic and international steel mills. We have established relationships with several domestic and foreign mill sources to provide us with these products. Currently raw materials for our Mexican and Indian operations are provided by TAMSA in Mexico. We have a 30 year supply contract with TAMSA in which we have given it the right to supply these operations as long as the prices are on a competitive basis and we are not providing those supplies internally. We are also reviewing other cost-effective long-term supply arrangements for this division.

                                   PROPERTIES

         Our operations are conducted in over 50 countries. We currently have more than 60 manufacturing and over 300 sales, service and distribution locations throughout the world. We are in the process of consolidating many of these operations in light of current market conditions.

         The following table describes the material manufacturing and other facilities and principal offices currently owned or leased by us.


                                   FACILITY       PROPERTY
                                     SIZE          SIZE
           LOCATION                (SQ. FT)       (ACRES)    TENURE            UTILIZATION
           --------                -------        --------   ------            -----------
COMPLETION AND OILFIELD SERVICES:
Houston, Texas                     117,500          16.36     Owned          Manufacture of power tongs, power units and
                                                                             accessories
Pearland, Texas                    127,500          57.45     Owned          Manufacture of fishing tools, milling tools,
                                                                             cutters, overshots and whipstocks
Houma, Louisiana                   109,800         12.908     Owned          Manufacture of mechanical cementing products,
                                                                             float equipment, stage tools, rubber products
                                                                             and industrial valves
Hannover, Germany                   65,950           3.41    Leased          Manufacture of mechanical cementing products,
                                                                             power tongs, power units and accessories, and
                                                                             specialized bucking machines
Bryne, Norway                       60,000          13.59    Leased          Manufacture of liner hanger equipment
Huntsville, Texas                   81,700          20.00     Owned          Manufacture of downhole packers and
                                                                             completion systems
Liberal, Kansas                     40,000           9.93     Owned          Provider of fishing and rental, coiled tubing, and foam
Casper, Wyoming                     41,553           9.50     Owned          Provider of rental and fishing tools and services

COMPRESSION SERVICES:
Cochrane, Alberta, Canada           41,200           1.90     Owned          Package of natural gas compression systems
Corpus Christi, Texas               90,000           61.5     Owned          Manufacture of and package of natural gas compression
                                                                             systems
Yukon, Oklahoma                     77,500          15.00     Owned          Repair of natural gas compressors

ARTIFICIAL LIFT SYSTEMS:
Woodward, Oklahoma                 138,800          53.00    Leased          Manufacture of sucker rod pumps
Greenville, Texas                  100,000          26.00     Owned          Manufacture of sucker rods, couplings,
                                                                             stabilizer bars and pump parts
Odessa, Texas                       99,200           7.20     Owned          Manufacture of RotaFlex(R) pumping units
Sao Leopoldo, Brazil                86,100          17.00     Owned          Manufacture of progressing cavity pumps
Houston, Texas                      81,000           6.50     Owned          Manufacture of steel filter screens
Nisku, Alberta, Canada              74,000           8.00    Leased          Manufacture of pumpjacks



Caxias do Sul, Brazil                62,400           6.00         Leased     Manufacture of downhole packers and
                                                                              completion systems

Longview, Texas                      47,000          22.10          Owned     Manufacture of pump barrels and plungers
Lloydminster, Alberta, Canada        47,000           2.70          Owne      Manufacture of progressing cavity pumps
Edmonton, Alberta, Canada            42,000          11.00          Owned     Manufacture of progressing cavity pumps and
                                                                              continuous sucker rods
DRILLING PRODUCTS:
Navasota, Texas                     347,000          83.00          Owned     Manufacture of drill pipe, premium threaded
                                                                              casing, liners and tubing
Veracruz, Mexico                    303,400          42.00          Owned     Manufacture of tool joints
Muskogee, Oklahoma                  195,900         108.40          Owned     Manufacture of TCA premium casing
Houston, Texas                      148,500          20.00         Leased     Manufacture of AB connectors
                                    114,200          21.90          Owned     Manufacture of API and premium threaded
                                                                              couplings
                                     82,750          13.50          Owned     Manufacture of drill pipe, drill collars,
                                                                              heavyweights and kellys
                                     54,500           7.00          Owned     Premium threading services and manufacture
                                                                              tubular accessories
Bryan, Texas                        160,000          55.30          Owned     Manufacture of premium tubing
Edmonton, Alberta, Canada           109,600          10.20          Owned     Manufacture of drill pipe, premium threaded
                                                                              casing, liners and tubing
Houma, Louisiana                     85,000           9.40          Owned     Manufacture of downhole accessories
Jurong, Singapore                    64,000           1.48         Leased     Manufacture of drill collars and accessories

CORPORATE:
Houston, Texas                       82,000           --           Leased     Company's principal offices

         In addition to the above facilities, our Drilling Products Division has an agreement with Oil Country Tubular Limited pursuant to which OCTL's manufacturing facility in Narketpally, India is dedicated by OCTL to the production of drill pipe and other tubular products exclusively for us. This facility is owned by OCTL and consists of 262,000 square feet located on 60 acres.

         The facilities owned by our Compression Services Division are held in a joint venture that is 64% owned by us.

                              OTHER BUSINESS DATA

PATENTS

         Many areas of our business rely on patents and proprietary technology. We currently have more than 500 patents. Many of our patents provide us with competitive advantages in our markets. Although we consider our patents and our patent protection to be an important part of our business, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business.

BACKLOG

         With the exception of drill pipe for our Drilling Products Division, backlog is not material. Our Drilling Products Division had a backlog of drill pipe as of December 31, 1998, 1997 and 1996, of $89.9 million, $360.0 million and $170.0 million, respectively. This backlog represented approximately 4.5%, 18.3% and 11.6% of our total company sales for those years. The total backlog for drill pipe and other drilling products at December 31, 1998, was down to approximately $89.9 million, most of which is expected to be shipped by the second quarter of 1999. The decline in drill pipe backlog is reflective of current market conditions. We do not expect that there will be a substantial backlog for this division during 1999. We also believe that sales for this division will be materially dependent upon timing and recovery of drilling activity.

INSURANCE

         We currently carry a variety of insurance for our operations. We are partially self-insured for certain claims in amounts that we believe to be customary and reasonable. We also maintain political risk insurance to insure against certain risks while doing business with foreign countries.

         Although we believe that we currently maintain insurance coverage that is adequate for the risks involved, there is always a risk that our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage and it is possible that an adverse claim could arise that is in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in increases in our cost or higher deductibles and retentions.

FEDERAL REGULATION AND ENVIRONMENTAL MATTERS

         Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could have a material adverse effect.

     We have been recently named by the Environmental Protection Agency
("EPA") as a party to the Casmalia, California landfill Superfund site. We legally transported certain waste materials to this site between 1980 and 1985. In 1985, after we had ended transporting materials to the landfill, the EPA declared the landfill as a Superfund site. We have been requested to participate in a settlement for the matter by paying approximately $440,000. However, we dispute the findings of EPA regarding our level of involvement in this matter and are currently reviewing the proposed settlement and other options we may have.

         Our expenditures during 1998 to comply with environmental laws and regulations were not material and we currently expect that the cost of compliance with environmental laws and regulations for 1999 also will not be material. We also believe that our costs for compliance with environmental laws and regulations are generally within the same range with those of our competitors.

EMPLOYEES

         As of December 31, 1998, we employed approximately 11,400 employees. This number of employees was down from approximately 13,800 at the beginning of 1998. The reduction in the number of employees was attributable to the downturn in the industry and our attempts to control costs. In the first quarter of 1999, we further reduced headcount an additional 10% from December 31, 1998 levels.

         Certain of our operations are subject to union contracts. These contracts, however, cover only a small number of our employees. We believe that our relationship with our employees is generally satisfactory.



CORPORATE HISTORY

         We are a Delaware corporation that was organized in 1972. Many of our businesses, including those of Weatherford Enterra, Inc., have been conducted for more than 50 years.

PRINCIPAL EXECUTIVE OFFICES

         Our principal executive offices are located at 515 Post Oak Blvd., Suite 600, Houston, Texas 77027. Our telephone number is (713) 693-4000.

                           FORWARD-LOOKING STATEMENTS

         This report and our other filings with the Securities and Exchange Commission and public releases contain statements relating to our future results, including certain projections and business trends. We believe these statements constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.

         Certain risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

         A Further Downturn in Market Conditions Could Affect Projected Results. Any unexpected material changes in oil and gas prices or other market trends would likely affect the forward-looking information contained in this report. Our estimates as to future results and industry trends make assumptions regarding the future prices of oil and gas and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for 1999, we have made the following assumptions:

         o Average prices for oil for most of 1999 will not increase significantly and will be within the same range of prices as they were in the fourth quarter of 1998 and the first quarter of 1999.

         o Average natural gas prices for 1999 will remain at or near their current levels.

         o    World demand for oil will be up only marginally or flat.

         o North American and international rig counts will remain at their current low levels.

         o Future growth in the industry will be dependent on technological advances that can reduce the costs of exploration and production, and technological improvements in tools used for re-entry, thru-tubing and extended reach drilling as well as artificial lift technologies will be important to our future.

         These assumptions are based on various macro economic factors, and actual market conditions could vary materially from those assumed.

              A Continuation of the Low Rig Count Could Adversely Affect the Demand for Our Products and Services. Our operations were materially affected by the decline in the rig count during 1998 and 1999 to date. Although the North American and international rig counts are at historical or near historical lows, a continuation of the rig count at its current level for a prolonged period of time would adversely affect our results as demand for oil related products and services would continue to fall because of the uncertainty relating to the future prices. In addition, any further material declines in the current worldwide rig count or drilling activity would likely further reduce the demand for our drilling products and services. Our forward-looking statements regarding our drilling products assume there will not be any further material declines in the worldwide rig count, in particular the foreign rig count.

              Projected Cost Savings Could Be Insufficient. During 1998 and 1999 to date, we implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. Our forward-looking statements regarding cost savings and their impact on our business assume these measures will generate the savings expected. However, if the markets continue to decline, additional actions may be necessary to achieve the desired savings.

              Weatherford's Success is Dependent upon Technological Advances. Our ability to succeed with our long-term growth strategy is dependent on the technological competitiveness of our product and service offerings. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically advanced value-added products. Our forward-looking statements have assumed only a small amount of near-term growth from these new products and services.

              Unexpected Year 2000 Problems Could Have an Adverse Financial Impact. We have not fully determined the impact of Year 2000 on our systems and products. It is possible that unexpected problems associated with the Year 2000 could arise during the implementation of our Year 2000 program that could have a material adverse effect on our business, financial condition and results of operations. We are currently in the assessment and initial implementation phases of our Year 2000 program and expect it to be completed by the fourth quarter of 1999.

              Economic Downturn in Asia and South America Could Adversely Affect Demand for Products and Services. The economic downturn in Asia has begun to affect the economies in other regions of the world, including South America and the Former Soviet Union. To date, the economies in the United States and Europe have not been materially affected. If the United States or European economies were to begin to decline or if the economies of South America or Asia were to experience further material problems, the demand and price for oil and gas and our products and services could fall further and adversely affect our revenues and income. We have assumed that a worldwide recession will not occur as a result of the economic downturn in Asia and South America. A material decline in the Chinese economy or devaluation of its currency could cause further deterioration to the Asian and world economies.

              Currency Fluctuations Could Have a Material Adverse Financial Impact. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from changes in currencies because our financial position is generally dollar based or hedged. For those revenues denominated in local currency the effect of foreign currency fluctuations is largely mitigated because local expenses are denominated in the same currency.

              Changes in Global Trade Policies Could Adversely Impact Operations. Changes in global trade policies in our markets could impact our operations in these markets. We have assumed that there will be no material changes in global trading policies.

              Unexpected Litigation and Legal Disputes Could Have a Material Adverse Financial Impact. If we experience unexpected litigation or unexpected results in our existing litigation having a material effect on results, the accuracy of the forward-looking statements would be affected. Our forward-looking statements assume that there will be no such unexpected litigation or results.

         Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the Securities and Exchange Commission. For additional information regarding risks and uncertainties, see our other current year filings with the Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. We will generally update our assumptions in our filings as circumstances require.

                                  RISK FACTORS

         An investment in our stock and securities involves various risks. When considering your investment in our company you should carefully consider the following factors, together with the information described elsewhere in this report.

         Continued Low Prices for Oil Will Adversely Affect the Demand for Our Products and Services

         Low oil prices adversely affect demand throughout the oil and natural gas industry, including the demand for our products and services. As prices decline, we are affected in two significant ways. First, the funds available to our customers for the purchase of goods and services declines. Second, exploration and drilling activity declines as marginally profitable projects become uneconomic and either are delayed or eliminated. Accordingly, as long as oil prices remain low, our revenues and income will be adversely affected.

         The current market conditions have affected our business in various ways. Our artificial lift business which is heavily dependent on North American production experienced continuous declines in revenue throughout 1998. Our Drilling Products Division has experienced a significant decline in new orders of drill pipe and other drill stem products and tubular sales have fallen as completion activity slowed and tubular distributors reduced inventories. Sales in 1999 for our drill stem products could be down by more than 50% from 1998. The level of decline will be dependent on the timing of any increase of drilling activity and the amount of time it takes for our customers' drill pipe and other tubular inventories to be reduced. Our completion and oilfield services business has experienced declines in line with the general reduction in industry activity, with the greatest declines occurring in the United States markets. Our compression business has only been marginally affected by the recent declines in market conditions due to the fact that its business is based on levels of natural gas development and production, which has been more stable than oil production.

         Our businesses will continue to be affected by industry conditions, including those conditions and factors described under "Forward-Looking Statements".

         Disruptions in Foreign Operations Could Adversely Affect Our Income

         Our operations in certain locations in Latin America, Africa and Far East are subject to various political and economic conditions existing in such countries that could disrupt operations. Disruptions may occur in our foreign operations and losses may occur that will not be covered by insurance.

         Drill pipe and other products are manufactured for us by Oil Country Tubular Limited in India under a long-term exclusive manufacturing arrangement. Although we have sought to minimize the risks of this operation through a manufacturing versus ownership arrangement, we are providing OCTL with a substantial amount of raw materials, inventory and working capital for the products it manufactures for us. Our Indian operations have been adversely affected by the downturn of the economies in the eastern hemisphere. Operations in India are subject to various political and economic risks as well as financial risks with respect to OCTL. We have recently substantially curtailed our operations in India and they are expected to continue to be curtailed through the end of 1999. A termination or complete shutdown of this operation in light of current market conditions or political factors could have an adverse effect on our income and results.

         Our Products and Services are Subject to Operational Hazards

         Our products are used for the exploration and production of oil and natural gas. These operations are subject to hazards inherent in the oil and gas industry that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. These hazards include fires, explosions, craterings, blowouts and oil spills. Litigation arising from an accident at a location where our products or services are used or provided may result in our being named as a defendant in lawsuits asserting potentially large claims.

         Our Common Stock has Fluctuated Historically

         Historically, and in recent months in particular, the market price of common stock of companies engaged in the oil and gas industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past. News announcements and changes in oil and natural gas prices, changes in the demand for oil and natural gas exploration and changes in the supply and demand for oil and natural gas have all been factors that have affected the price of our common stock.

                           REFERENCES TO WEATHERFORD

         When we refer to Weatherford and make use of phrases such as "we" and "us", we are generally referring to Weatherford International, Inc. and its subsidiaries as a whole or on a division basis depending on the context in which the statements are made.

ITEM 2.  PROPERTIES

         See Item 1. Business - Properties on page 16 of this report, which is incorporated by reference into this item.


ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance.

     See Item 1, Business -- Other Business Data -- Federal Regulation and Environmental Matters on page 18 of this report, which is incorporated by reference into this item.

     Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is, however, possible that an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 1998, to a vote of stockholders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the New York Stock Exchange under the symbol "WFT". As of March 24, 1999, there were 3,209 stockholders of record. The following table sets forth, for the periods indicated, the range of high and low sale prices per share for the Common Stock as reported on the New York Stock Exchange. These prices have been adjusted for a two-for-one stock split that occurred in May 1997.

                                                                               PRICE
                                                                     ---------------------------
                                                                        HIGH            LOW
                                                                     -----------    ------------
     Year ending December 31, 1998
       First Quarter..............................................   $   53 7/8       $  37 1/2
       Second Quarter.............................................       58 7/16         34 3/4
       Third Quarter..............................................       39 15/16        15
       Fourth Quarter.............................................       28 3/4          16
     Year ending December 31, 1997
       First Quarter..............................................     $ 31 7/8        $ 23 7/8
       Second Quarter.............................................       45 1/2          28
       Third Quarter..............................................       64              42 1/16
       Fourth Quarter.............................................       73              40 1/4

     On March 24, 1999, the closing sales price of our Common Stock as reported by the New York Stock Exchange was $26 3/4 per share. We have not declared or paid dividends on our Common Stock since 1984 and we do not anticipate paying dividends on our Common Stock at any time in the foreseeable future.

     In addition to our Common Stock, we currently have outstanding $402.5 million principal amount in 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. These debentures have the following material terms:

    o Mature on November 1, 2027

    o Interest rate of 5% per annum, payable February 1, May 1, August 1 and November 1 of each year

    o Are convertible in Common Stock at a conversion price of $80 per share

    o May be redeemed at any time on or after November 4, 2000 at redemption prices set forth in an indenture relating to the debentures

    o Are subordinated in right of payment of principal and interest on certain existing and future senior indebtedness

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain restated selected historical consolidated financial data and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results.


                                                                       YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                    1998          1997           1996          1995          1994
                                                 ------------  ------------  -------------  ------------  ------------
                                                               (in thousands, except per share amounts)
 Revenues..................................      $ 2,010,654   $ 1,969,089   $ 1,467,270    $ 1,125,803    $  858,993
 Operating Income..........................          149,048(a)    335,992       169,101         12,120        70,952
 Income (Loss) From Continuing
     Operations............................           64,837(a)    196,773        92,161         (8,268)       36,046
 Basic Earnings (Loss) Per Share From
     Continuing Operations.................             0.67          2.04          1.03         (0.10)          0.53
 Diluted Earnings (Loss) Per Share
     From Continuing Operations............             0.66          2.01          1.01         (0.10)          0.53

 Total Assets..............................        2,831,715     2,737,910     2,243,633      1,710,568     1,464,804
 Long-Term Debt............................          229,663       252,322       417,976        416,473       303,854
 5% Convertible Subordinated Preferred
     Equivalent Debentures.................          402,500       402,500            --             --            --
 Stockholders' Equity......................        1,493,880     1,458,549     1,292,704        958,337       845,287
 Cash Dividends Per Share..................               --            --            --             --            --

(a) Includes $195.0 million, $126.8 million net of tax, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   In May 1998, the new Weatherford was created through the merger of EVI, Inc. and Weatherford Enterra, Inc. This merger was accounted for as a pooling of interests and our financial statements have been restated to reflect our businesses on a combined basis. We have also redefined our business segments into four separate divisions: Completion and Oilfield Services, Artificial Lift Systems, Compression Services and Drilling Products. Our segment data has been restated to reflect these four divisions.

   The following is a discussion of our results of operations for the last three years and our current financial position. This discussion should be read in conjunction with our financial statements that are included with this report.

   Our discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider to be reasonable. For information about these assumptions, you should refer to our Section entitled "Forward-Looking Statements."

MARKET TRENDS AND OUTLOOK

   Our businesses serve the oil and gas industry. Certain of our products and services, such as our drill pipe, tubular installation services and well completion services, are dependent on the North American and worldwide level of exploration and development activity. Other products and services, such as our artificial lift systems and compression services, are dependent on oil and gas production activity. We currently estimate that between 50% and 60% of our business is reliant on drilling activity, with the remainder related to production activity.

   The oil and gas industry has been subject to extreme volatility in recent years due to significant changes in the demand, supply and pricing of oil and natural gas. In 1997 through early 1998, we experienced a strong increase in the demand for our products and services due to a worldwide increase in the demand for oil and shortages of equipment and people to service this demand. During this period, we and our industry operated at levels that had not been experienced since the early 1980's and many of our businesses operated at full capacity.

   Beginning in late 1997, the price of oil began to fall. The reasons for the decline included the spreading impact of the financial crisis in Asia on the worldwide demand for oil and an increase in the supply of oil worldwide as new projects and production came online. Initially, the effects of these changes were felt only in isolated markets, such as the Canadian and California heavy oil markets, where drilling and production activity is more sensitive to the price of oil. Drilling and completion activity in North America then began to decline due to the greater sensitivity of North American production to prices. By late 1998, demand throughout the industry had fallen substantially as our customers' exploration, development and production activities worldwide dropped in reaction to sharply lower oil prices.

   Low oil prices have also affected the economies of various developing countries, in particular those in Latin America and the former Soviet Union, that are heavily dependent on oil exports for growth. Many of these countries are now experiencing declines in their own economies, which in turn has further affected the worldwide demand and price for oil.

   The following chart sets forth certain historical statistics that are reflective of the current market conditions in which we operate:

                             SELECTED INDUSTRY DATA

-------------------------------------------------------------------------------
                (1)               (2)                (3)              (3)
                                               NORTH AMERICAN    INTERNATIONAL
              WTI OIL       HENRY HUB GAS         RIG COUNT        RIG COUNT
-------------------------------------------------------------------------------
1998          $11.28           $1.945                 895             671
-------------------------------------------------------------------------------
1997          $18.32           $2.264               1,499             819
-------------------------------------------------------------------------------
1996          $25.39           $2.757               1,195             810
-------------------------------------------------------------------------------

(1) Price per Barrel as of December 31 - Source: Applied Reasoning, Inc.
(2) Price per MM/BTU as of December 31 - Source: Oil World
(3) Average rig count for December - Source: Baker Hughes Rig Count

   The reduction in drilling and production activity impacted our businesses through lower revenues, pricing pressure and reduced margins. Contributing to these conditions are the following trends:

    o Low oil prices have reduced the funds available to our clients to explore for and produce oil and gas and have made the exploration and production of oil reserves in various locations uneconomical.

    o Reduced exploration activity has reduced the demand for the products and services provided by us serving the drilling markets. Our Drilling Products Division has been the most significantly affected.

    o North American activity has declined more than the decline in international activity due to the maturity of the reserves in North America and the higher per barrel cost of exploration and production in North America.

    o The capital budgets of our customers have been reduced and delayed because of industry consolidations and market uncertainties as to future oil prices.

    o Reduced demand for our products and services has resulted in pricing pressures and reduced margins in most of our markets.

   As we enter 1999, there is substantial uncertainty as to when demand will stop declining and when a recovery will start. Our view is that we are nearing the bottom of the cycle and that improvements will slowly begin to be felt near the end of the year. We believe the principal factor behind a recovery will be a reduction in the supply of oil as production rates decline due to the current reduction in drilling activity. Recent proposed production cuts by the oil producing countries may also result in improved market conditions to the extent those cuts are actually implemented. Increases in worldwide demand could also speed up the recovery. We do not expect any material improvements in industry conditions until sometime in 2000.

   We expect that in light of current market conditions our revenues, operating income before special charges and net income from continuing operations before special charges for 1999 will all be substantially down on a year to year basis absent a significant turn-around by the third quarter of 1999. The extent of the decline will be a function of when the market stabilizes and begins to recover. The extreme volatility of our markets, however, makes predictions regarding results for 1999 difficult to make.

RESULTS OF OPERATIONS

   The business environment in which we have operated over the last three years has experienced extreme changes. Starting in 1996, we began to experience the first significant improvements in our markets in a number of years. That improvement continued through 1997 into the first part of 1998, with a material slow down beginning near the middle of 1998. By the end of 1998, our industry was in the midst of one of the worse downturns in its history.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

   The following charts contain selected financial data comparing our results for 1998 and 1997:

 COMPARATIVE FINANCIAL DATA                                      YEAR ENDED
                                                         ---------------------------
                                                            1998            1997
                                                         ------------    -----------
                                                                (in thousands)
   Revenues..........................................    $ 2,010,654     $1,969,089
   Gross Profit......................................        583,869(a)      580,702
   Gross Profit %....................................           29.0%          29.5%
   Selling, General and Administrative
     Attributable to Segments........................    $   266,423     $  209,476
   Corporate General and Administrative..............         26,980         37,816
   Operating Income..................................        149,048(a)     335,992
   Interest Income...................................          2,969          8,329
   Interest Expense..................................         54,497         43,273
   Net Income from Continuing Operations.............         64,837(a)     196,773
   EBITDA (b)........................................        319,780(a)     478,923

   (a) Includes $195.0 million, $126.8 million net of tax, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions. Of these charges $50.9 million related to the write-off of inventory and have been classified as cost of products.

   (b) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation here because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

 SALES BY GEOGRAPHIC REGION
                                                                     YEAR ENDED
                                                             -----------------------
                                                                1998           1997
                                                             ------------   --------
 REGION: (a)


 U.S.................................................           59%          61%
 Canada..............................................           13%          13%
 Europe..............................................            8%           8%
 Latin America.......................................            7%           6%
 Africa and Middle East..............................            7%           5%
 Other ..............................................            6%           7%
                                                           -------       ------
     Total...........................................          100%         100%
                                                           =======       ======


   (a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

   Our results for 1998 reflected the volatile industry in which we competed; trends and factors affecting our businesses varied depending on the quarter. Our results for 1998 and 1997 were also affected by the following specific items:

    o Results for 1998 include $195.0 million in pre-tax charges for the merger between EVI and Weatherford Enterra, Inc. and charges associated with the downturn in our industry.

    o Revenues for the second six months of 1998 declined 14.3% compared to the same period in 1997 and 17.4% compared to the first half of 1998.

    o The increase in the 1998 operating income of $344.0 million, before charges of $195.0 million, as compared to 1997 operating income of $336.0 million, reflected the strong demand for our products in the first half of 1998.

    o Businesses acquired in 1997 and 1998 contributed $403.5 million in revenues and $25.9 million in operating income in 1998. Revenues and operating income in 1997 from the businesses acquired in 1997 were $166.5 million and $23.3 million.

    o Businesses sold in 1997 contributed $76.9 million in revenues in 1997. Net income for the disposed businesses was $8.3 million in 1997.

    o In 1997 we recorded an extraordinary charge of $9.0 million, net of taxes, related to our acquisition of approximately $120.0 million principal amount of our 10 1/4% Senior Notes due 2004 and 10 1/4% Senior Notes due 2004, Series B.

    o Our interest charges for 1998 reflected higher levels of debt following our issuance in November 1997 of $402.5 million principal amount of 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and borrowings used to fund acquisitions.

    o Our corporate expenses as a percentage of revenues for 1998 were 1.3% as compared to 1.9% for 1997. The percentage decrease from 1997 was primarily attributable to the consolidation savings due to our merger.

    o Our effective tax rate on income from continuing operations for 1998 was 34.8% as compared to 35.5% for 1997.

   1998 SPECIAL CHARGES

     In 1998, we incurred $195.0 million in merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our businesses in light of industry conditions. Of these charges, $120.0 million was incurred in the second quarter at the time of our merger and with the initial downturn in the industry. A $75.0 million charge was incurred in the fourth quarter in response to the previously unanticipated extent of the decline in our industry which resulted in a need for us to make additional reductions in our operations and align the cost structure of our business with current demand. The net after-tax effect of these charges was $126.8 million (or $1.30 per diluted share). Over $171.4 million of these charges had been realized as of December 31, 1998, with the remainder of the charges expected to be fully expended by the second quarter of 1999 in connection with planned activities. During 1999, we will assess whether any adjustments or reversals to the remaining accrued special charges are necessary.

     The following chart summarizes the special charges made by us in 1998:


                                   COMPLETION                                                                           BALANCE
                                      AND                                                                                AS OF
                                    OILFIELD    ARTIFICIAL   COMPRESSION  DRILLING                                    DECEMBER 31,
                                    SERVICES   LIFT SYSTEMS    SERVICES   PRODUCTS  CORPORATE    TOTAL     UTILIZED       1998
                                   ----------  ------------  -----------  --------  ---------  ----------  ---------  ------------
                                                                             (in thousands)
Merger Transaction Costs(1)....    $      --    $       --   $       --   $     --   $ 62,462   $  62,462   $ 62,462    $     --
Severance and Related
  Costs(2).....................        1,961         5,050           --         --        600       7,611        --        7,611
Facility Closures(3)...........        8,969        13,817           --      5,300         --      28,086     15,257      12,829
Corporate Related Expenses(4)..           --            --           --         --      8,297       8,297      5,177       3,120
Inventory Write-Off(5).........        4,830        17,573           --     28,500         --      50,903     50,903          --
Write-Down of Assets(6).........      29,195         4,360        1,500      1,150      1,436      37,641     37,641          --
                                   ---------    ----------   ----------   --------   --------   ---------   --------    --------
   Total ......................    $  44,955    $   40,800   $    1,500   $ 34,950   $ 72,795   $ 195,000   $171,440    $ 23,560
                                   =========    ==========   ==========   ========   ========   =========   ========    ========

(1) The merger related costs were incurred in the second quarter and included $32.6 million in severance and termination costs related to approximately 300 employees and former officers and directors, and other employee benefits related to stock grants, in accordance with Weatherford Enterra's employment agreements and option plans, and $29.9 million in professional and financial advisory fees, filing and registration fees, and printing and mailing costs.

(2) The severance and related costs included in the fourth quarter charges were $7.6 million for approximately 1,000 employees specifically identified, with terminations to be completed in the first half of 1999, in accordance with our announced plan to terminate employees.

(3) The facility and plant closures costs were $15.3 million in the second quarter, all of which have been incurred by year end. These costs related primarily to the elimination of duplicated manufacturing, distribution and service locations following the merger in May. The facility and plant closures of $12.8 million were accrued in the fourth quarter for the consolidation and closure of approximately 100 service, manufacturing and administrative facilities in response to declining market conditions in the fourth quarter.

(4) The corporate related expenses of $5.2 million recorded in the second quarter and $3.1 million recorded in the fourth quarter were primarily for the relocation of corporate offices, related lease obligations and the consolidation of technology centers due to the merger and to align our corporate cost structure in light of current conditions.

(5) The write-off of inventory was $12.4 million in the second quarter and $38.5 million in the fourth quarter, which were reported as cost of products. These charges relate to the write-off of inventory as a result of the combination of EVI's and Weatherford Enterra's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the merger and as a result of the decline in market conditions.

(6) The write-down of assets was $24.6 million in the second quarter and $13.0 million in the fourth quarter. These charges primarily relate to the write-down of equipment and other assets as a result of the combination of EVI's and Weatherford Enterra's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the merger, the industry downturn, and the specific identification of assets which are held for sale as a result of the decline in market conditions.

   SEGMENT RESULTS

     COMPLETION AND OILFIELD SERVICES

       Our Completion and Oilfield Services Division began the first half of 1998 with strong revenue and income growth. By the second half of the year, this division began to experience reductions in revenue, operating income and margins as the rig count declined and demand for its products and services dropped. This division's North American operations have been the most adversely affected by the downturn. Revenue declines have continued into the first quarter of 1999. Although we are continuing to reduce our costs in this division through reductions in personnel, the declines in revenues have occurred faster than cost reductions. The revenue reduction has also resulted in manufacturing and operational inefficiencies in this division due to lower operating levels. While we believe this division is well positioned for growth as the industry recovers, results for this division for 1999 will be highly dependent on timing of improvements in the market.

         The following chart sets forth additional data regarding the results of our Completion and Oilfield Services Division for 1998 and 1997:


                                                                  YEAR ENDED
                                                          ---------------------------
                                                             1998            1997
                                                          ------------    -----------
                                                                 (in thousands)
     Revenues........................................     $  848,219      $  929,001
     Gross Profit....................................        272,390(a)      314,870
     Gross Profit %..................................           32.1%           33.9%
     Selling, General and Administrative.............     $   99,423      $  102,040
     Operating Income................................        135,521(a)      215,412
     EBITDA..........................................        230,239(a)      301,550

     (a) Includes merger and other charges of $45.0 million, which consists of $9.0 million for facility closures, $29.2 million for the write-down of equipment, $2.0 million for severance and $4.8 million for the write-off of inventory. The write-off of inventory has been classified as cost of products.

       Material items affecting the results of our Completion and Oilfield Services Division for 1998 compared to 1997 were:

    o North American revenues for 1998 declined by 22.4% as compared to 1997 due to an average rig count reduction of 17.4%.

    o International revenues increased by 10.0% in 1998 to $432.8 million. The most significant revenue increases occurred in the African and Middle Eastern markets.

    o Businesses sold by us in 1997 contributed $76.9 million in revenues in 1997.

    o Gross profit, before charges of $4.8 million, declined in 1998 by 12.0% as revenue in the second half of 1998 dropped by 10.8% as compared to the first half of 1998.

    o Selling, general and administrative expenses increased as a percentage of revenues from 11.0% in 1997 to 11.7% in 1998. The increase primarily reflects a reduced revenue base.

    o Operating income, before charges of $45.0 million, declined in 1998 to $180.5 million from $215.4 million in 1997 primarily due to increased costs and reduced revenues associated with industry conditions.

     ARTIFICIAL LIFT SYSTEMS

       Our Artificial Lift Systems Division was the first segment of our business to be affected by the market downturn. Beginning in late 1997 as oil prices began to fall, demand for this division's products fell as its customers reduced and deferred purchases of products used to produce oil, in particular heavy oil. The decline was most pronounced in Canada, where we had just purchased various companies that served this market. We believe this division's business has generally bottomed out and we expect that this division will realize slight sales and income increases during 1999. However, as long as the price of oil remains depressed, we do not expect demand for this division's products to increase significantly. As a result, we do not expect this division to be a significant contributor to income for 1999. Looking beyond 1999, we expect that as the world's oilfields mature, demand for this division's products should increase and it should return to greater profitability. International activity should begin to increase in 1999 as we leverage our worldwide distribution network to market the products and services offered.

         The following chart sets forth additional data regarding the results of our Artificial Lift Systems Division for 1998 and 1997:

                                                                 YEAR ENDED
                                                         ---------------------------
                                                            1998            1997
                                                         ------------    -----------
                                                               (in thousands)
       Revenues......................................    $   329,196     $  249,476
       Gross Profit..................................        101,972 (a)     69,806
       Gross Profit %................................           31.0%          28.0%
       Selling, General and Administrative...........    $    97,968     $   47,014
       Operating Income..............................        (19,223)(a)     22,792
       EBITDA........................................            (40)(a)     31,736

       (a) Includes merger and other charges of $40.8 million, primarily including $13.8 million for facility closures, $17.6 million for the write-off of inventory, $5.0 million for severance and $4.4 million related to the write-down of equipment. The write-off of inventory has been classified as costs of products.

         Material items affecting the results of our Artificial Lift Systems Division for 1998 compared to 1997 were:

    o The second half of 1998 experienced a decline in revenues of 33.4% compared to the first half of 1998.

    o Revenues in 1998 related to 1997 acquisitions were $189.1 million.

    o Gross profit, before charges of $17.6 million, increased to $119.5 million in 1998 from $69.8 million in 1997 due to improved margins from products sold in the first half of 1998.

    o Selling, general and administrative expenses as a percentage of revenues increased significantly from 18.8% in 1997 to 29.8% in 1998 due to higher amortization of goodwill and other intangibles relating to the 1997 and 1998 acquisitions for this segment, higher selling costs associated with the December 1997 acquisitions of distribution entities and system costs primarily related to Year 2000 compliance costs.

    o Operating income, before charges of $40.8 million, was down from $22.8 million in 1997 to $21.6 million in 1998 due to increased selling, general and administrative expenses and reduced revenues associated with industry conditions.

     COMPRESSION SERVICES

       Our Compression Services Division was the least affected by the recent declines in market conditions due to the fact that its business is based on levels of natural gas development and production, which has been more stable than oil production. Revenues for 1998 were essentially flat compared to 1997 as we spent a large portion of the year working to position this division for growth. Gross margins and operating income for this division increased in 1998 as we focused on improving manufacturing and operational efficiencies of this division's operations.

       Looking forward into 1999, we believe that this division is the best positioned of our operating divisions for growth in 1999 as we expect increased demand for gas compression services as our customers seek ways to reduce costs. International demand is also expected to increase as we seek opportunities with foreign producers through our worldwide infrastructure. We expect this division's revenues and operating income will also be significantly up for 1999 due to our joint venture with GE Capital described below under the heading "Acquisitions and Dispositions."

       The following chart sets forth additional data regarding the results of our Compression Services Division for 1998 and 1997:


                                                                 YEAR ENDED
                                                         ---------------------------
                                                            1998            1997
                                                         ------------    -----------
                                                               (in thousands)
       Revenues......................................    $   177,481     $   178,897
       Gross Profit..................................         39,656          35,105
       Gross Profit %................................           22.3%           19.6%
       Selling, General and Administrative...........    $    21,064     $    20,331
       Operating Income..............................         17,092(a)       14,774
       EBITDA........................................         40,171(a)       36,440

       (a) Includes merger and other charges of $1.5 million which relates primarily to specific identification of excess equipment that is held for sale due to the weakening market conditions.

       Material items affecting the results of our Compression Services Division for 1998 compared to 1997 were:

    o Revenues in 1998 were down slightly from 1997. In the second half of 1998 revenues were down approximately 3.2% from the first half of 1998.

    o Gross profit as a percentage of revenues increased from 19.6% in 1997 to 22.3% in 1998. This increase reflected an improvement in the design of the compressor packages sold and operational efficiencies.

    o The increase in selling, general and administrative expenses for 1998 compared to 1997 primarily reflects costs associated with the expansion into international markets.

    o Operating income before charges was $18.6 million in 1998 which benefited from improved margins.

     DRILLING PRODUCTS

       Our Drilling Products Division has been the most affected by the recent decline in drilling activity. Although revenues for 1998 were up compared to 1997, the increase was attributable to sales from our backlog and prior price increases. This division also is expected to continue to have declining revenues throughout the year as its backlog of drill pipe is reduced substantially by the end of the second quarter of 1999. We currently expect that sales of premium connections and tubulars will increase slightly as the year progresses due to inventory reductions at the distributor level. We do not, however, anticipate any increase in sales volumes of drill pipe during 1999 unless the rig count increases substantially and do not expect the increased premium sales to offset the revenue and income losses from the drop in drill pipe sales. In addition, because of the high fixed costs associated with the manufacturing operations of this division, we expect this division to operate at a loss for the first half of 1999. The second half results will be dependent on the timing of improvements in demand, which we do not expect to see until later in 1999 or some time in 2000.

       The following chart sets forth additional data regarding the results of our Drilling Products Division for 1998 and 1997:


                                                                  YEAR ENDED
                                                          ---------------------------
                                                             1998            1997
                                                          ------------    -----------
                                                                 (in thousands)
       Revenues......................................     $   655,758     $  611,715
       Gross Profit..................................         169,851(a)     160,921
       Gross Profit %................................            25.9%          26.3%
       Selling, General and Administrative...........     $    47,968     $   40,091
       Operating Income..............................         115,433(a)     120,830
       EBITDA........................................         147,384(a)     144,440


(a) Includes merger and other charges of $35.0 million, including $5.3 million for facility closures, $28.5 million for the write-off of inventory and $1.2 million for the write-down of equipment. The write-off of inventory is classified as cost of products.

       Material items affecting the results of our Drilling Products Division for 1998 compared to 1997 were:

    o The increase in revenues for 1998 reflects the benefit of sales from backlog from 1997 and the first half of 1998.

    o Sales in the second half of 1998 decreased by 20.5% as compared to the first half of 1998.

    o Premium tubular revenues declined in the second half of 1998 due to a decrease in demand as distributors' inventories fell in light of prevailing market conditions.

    o In December 1998, we acquired the company that owned our facility in Veracruz, Mexico, and canceled the lease associated with that facility. We also licensed internationally certain of our rights to some of our Atlas Bradford thread line and recorded $9.0 million in revenues from that arrangement.

    o Improved gross profit, before charges of $28.5 million, significantly benefited from lower average costs associated with higher production volumes during the first half of 1998. The second half of 1998 reflected a shift in the sales mix from higher margin product sales to lower margin product sales.

    o Selling, general and administrative expenses increased as a percentage of revenues from 6.6% in 1997 to 7.3% in 1998. The increase reflects system costs primarily associated with Year 2000 compliance costs, as well as the amortization of goodwill associated with the 1997 acquisitions in this division.

    o Operating income, before charges of $35.0 million, improved from $120.8 million in 1997 to $150.4 million in 1998 due to favorable operating results in the first half of 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

   The following charts contain selected financial data comparing our results for 1997 and 1996:

     COMPARATIVE FINANCIAL DATA                                      YEAR ENDED
                                                             ---------------------------
                                                                1997           1996
                                                             -----------    ------------
                                                                   (in thousands)
     Revenues..........................................      $1,969,089     $1,467,270
     Gross Profit......................................         580,702        368,345
     Gross Profit %....................................            29.5%          25.1%
     Selling, General and Administrative
       Attributable to Segments........................      $  209,476     $  162,018
     Corporate General and Administrative..............          37,816         39,304
     Operating Income..................................         335,992        169,101
     Interest Income...................................           8,329          4,168
     Interest Expense..................................          43,273         39,368
     Net Income from Continuing Operations.............         196,773         92,161
     EBITDA(a).........................................         478,923        290,931

   (a) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation here because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular cash flow from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

      SALES BY GEOGRAPHIC REGION

                                                                     YEAR ENDED
                                                             ---------------------------
                                                                1997           1996
                                                             ------------   ------------
     REGION: (a)

     U.S.............................................               61%            63%
     Canada..........................................               13%            10%
     Europe..........................................                8%            10%
     Latin America...................................                6%             5%
     Africa and Middle East..........................                5%             7%
     Other...........................................                7%             5%
                                                               -------        -------
       Total.........................................              100%           100%
                                                               =======        =======

   (a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

   Our results for 1997 reflected a major improvement over 1996 as we saw improvements in both the domestic and international rig counts and drilling activity. These improvements resulted in most of our businesses operating at near full capacity and increased prices as demand for products and services exceeded supply. The improvements were generally seen in all of our geographic markets, with North America realizing the greatest increases. Our businesses also benefited from prior consolidation efforts and market expansions.

   In addition to the general effect of substantially better market conditions in 1997 compared to 1996, our results for 1997 and 1996 were affected by the specific following items:

    o Revenue increases in 1997 reflected the impact of the various acquisitions made during 1997, the impact of consolidation, restructuring and higher average sales prices which reflect the strength in our markets for 1997.

    o Acquisitions in 1997 benefited 1997 revenues by $166.5 million and income from continuing operations by $12.3 million. Acquisitions in 1996 benefited 1997 revenues by $269.2 million and income from continuing operations by $24.5 million.

    o Businesses sold by us in 1997 contributed $76.9 million in revenues in 1997 and $134.3 million in 1996.

    o Gross profit as a percentage of revenues increased from 25.1% in 1996 to 29.5% in 1997 due to stronger prices and sales of higher margin products and services.

    o Selling, general and administrative costs attributable to segments as a percentage of total revenues were flat between 1997 and 1996, despite increased amortization of intangibles and costs associated with the assimilation of acquired businesses.

    o Our corporate expenses as a percentage of revenues for 1997 were 1.9% as compared to 2.7% for 1996. The percentage decrease from 1996 was primarily attributable to the growth in 1997 revenues.

    o Our interest charges in 1997 reflected increased indebtedness during 1997 and our $402.5 million principal amount of the Debentures issued in November 1997.

    o Net income for the disposed businesses was $8.3 million in 1997 and $9.6 million in 1996.

    o We recorded in 1997 an extraordinary charge of $9.0 million, net of taxes, related to our acquisition of approximately $120.0 million principal amount of our 10 1/4% Senior Notes due 2004 and 10 1/4% Senior Notes due 2004, Series B. We also recorded an extraordinary charge of $0.7 million, net of taxes, for the early extinguishment of debt in 1996.

    o In 1996, we reported income of $7.5 million, net of taxes, from discontinued operations related to our Mallard Division and a gain of $66.9 million, net of taxes of $44.6 million, related to the disposition. In 1997, we benefited from a one-time pre-tax gain of $3.4 million relating to the sale of Parker Drilling Company common stock received in connection with the disposition of the Mallard Division.

    o Our effective tax rate on income from continuing operations for 1997 was 35.5% as compared to 30.5% for 1996. The 1996 effective rate was favorably impacted by a $4.0 million tax benefit resulting from a $6.4 million settlement in October 1996 with the United States Internal Revenue Service in connection with the dissolution in October 1990 of an oil and gas joint venture.

 1996 SPECIAL CHARGES

     In the fourth quarter of 1996, we adopted a plan to close our Bastrop, Texas, tool joint manufacturing facility and to combine our two packer facilities through the closure of one facility in Arlington, Texas. In connection with these decisions, we incurred a charge of $5.8 million associated with these closures. Of this charge, $4.3 million related to the tool joint facility closure and relocation of equipment from this facility and $1.5 million related to the consolidation of our packer facilities and the closure of one of the plants. We incurred $3.8 million in 1996 for costs associated with these actions during 1996, including costs relating to the relocation of equipment at our Bastrop facility to other facilities. We also accrued $2.0 million as part of the $5.8 million charge for estimated exit costs that were incurred in 1997 relating to the closure of our Bastrop and Arlington facilities. These costs included $0.8 million for severance and termination costs, $0.9 million for the reduction in the carrying value of our Bastrop facility in light of the intended disposition of the facility and $0.3 million for the termination of the Arlington lease. Approximately 400 of our employees were affected by these closures. We had substantially completed the closure of both the Bastrop and Arlington facilities and incurred substantially all charges related to the closing of these facilities by the end of the second quarter of 1997.

   SEGMENT RESULTS

     COMPLETION AND OILFIELD SERVICES

         The following chart sets forth certain data regarding the results of our Completion and Oilfield Services Division for 1997 and 1996:


                                                                  YEAR ENDED
                                                          ---------------------------
                                                             1997            1996
                                                          ------------    -----------
                                                               (in thousands)
       Revenues......................................     $   929,001     $   824,639
       Gross Profit..................................         314,870         233,507
       Gross Profit %................................            33.9%           28.3%
       Selling, General and Administrative...........     $   102,040     $    89,253
       Operating Income..............................         215,412         146,332
       EBITDA........................................         301,550         226,914

       Material items affecting the results of our Completion and Oilfield Services Division for 1997 compared to 1996 were:

    o The increase in revenues primarily reflects increased volume of activity and improved pricing resulting from a 15% increase in worldwide drilling activity.

    o The increased use of certain drilling techniques, such as re-entry, multi-lateral, horizontal and directional drilling, were also important contributors to revenue growth in 1997, particularly in North America.

    o U.S. oilfield services revenues increased 33% to $317.7 million, while the U.S. average rig count increased 21%. Oilfield services revenues in Canada increased 31% while average Canadian rig count increased 39%.

    o International oilfield services revenues (excluding Canada) increased 18% compared to an average rig count increase of 2%. International revenue increases were primarily attributable to increased volume of rental and service activity, some pricing improvement and the introduction of downhole services into new markets.

    o Businesses sold by us in 1997 contributed $76.9 million in revenues in 1997 and $134.3 million in 1996.

    o Cementation product sales increased 32% over 1996.

    o Liner hanger sales and service revenues, which included the results of Nodeco AS and Aarbakke AS from the date they were acquired in May 1996, increased 66% in 1997 over 1996.

    o Gross profit margin, as a percentage of revenues, increased in 1997 to 33.9% from 28.3% as a result of improved pricing in certain areas and increased volume.

    o Selling, general and administrative expenses for 1997 as a percentage of revenues were 11.0% compared to 10.8% for 1996.

    o Completion products operating income increased $15.7 million, or 67%, from 1996 to 1997, primarily as a result of the increased volume of cementation product sales, operating efficiencies and the inclusion of the Nodeco operations for the full year of 1997.

     ARTIFICIAL LIFT SYSTEMS

       The following chart sets forth certain data regarding the results of our Artificial Lift Systems Division for 1997 and 1996:

                                                                 YEAR ENDED
                                                         ---------------------------
                                                            1997            1996
                                                         ------------    -----------
                                                               (in thousands)
       Revenues......................................    $   249,476     $  150,816
       Gross Profit..................................         69,806         42,028
       Gross Profit %................................           28.0%          27.9%
       Selling, General and Administrative...........    $    47,014     $   30,361
       Operating Income..............................         22,792         11,667
       EBITDA........................................         31,736         17,532

       Material items affecting the results of our Artificial Lift Systems Division for 1997 compared to 1996 were:

    o Revenue growth in our Artificial Lift Systems Division was primarily due to increased sales of artificial lift equipment in the Canadian and South American markets, and the effects of acquisitions. During 1997, we acquired Trico Industries, BMW Monarch, BMW Pump and various small artificial lift companies. These acquisitions benefited 1997 revenues by $64.9 million and operating income by $6.8 million.

    o Sales of our progressing cavity pump product lines were particularly strong in Canada and South America where the heavy oil markets improved.

    o Gross profit, as a percentage of revenues, increased from 27.9% in 1996 to 28.0% in 1997 as a result of an improvement in this division's domestic cost structure and the December 1997 acquisitions of Trico Industries, BMW Pump and BMW Monarch.

    o Selling, general and administrative expenses for 1997 as a percentage of revenues was 18.8% compared to 20.1% for 1996 in spite of higher amortization and combination expenses related to 1997 acquisitions.

     COMPRESSION SERVICES

       The following chart sets forth certain data regarding the results of our Compression Services Division for 1997 and 1996:

                                                                  YEAR ENDED
                                                          ---------------------------
                                                             1997            1996
                                                          ------------    -----------
                                                               (in thousands)
       Revenues......................................     $   178,897     $  154,503
       Gross Profit..................................          35,105         29,771
       Gross Margin %................................            19.6%          19.3%
       Selling, General and Administrative...........     $    20,331     $   21,938
       Operating Income..............................          14,774          7,833
       EBITDA........................................          36,440         31,387

       Material items affecting the results of our Compression Services Division for 1997 compared to 1996 were:

    o Revenue increases were primarily due to an increase in manufacturing and packaging revenues of 21% to $78.2 million and an improvement of 12% to $100.7 million for compressor rental and service revenues.

    o Gross profit increased from 19.3% in 1996 to 19.6% in 1997 due to improvements in manufacturing and packaging operations.

    o Selling, general and administrative expenses for 1997, compared to 1996, declined due to cost reductions.

    o Operating income increased due to improved sales, slightly better margins and lower selling, general and administrative expenses.

     DRILLING PRODUCTS

       The following chart sets forth certain data regarding the results of our Drilling Products Division for 1997 and 1996:


                                                                  YEAR ENDED
                                                          ---------------------------
                                                             1997            1996
                                                          ------------    -----------
                                                                 (in thousands)
       Revenues......................................     $   611,715     $  337,312
       Gross Profit..................................         160,921         63,039
       Gross Margin %................................            26.3%          18.7%
       Selling, General and Administrative...........     $    40,091     $   20,466
       Operating Income..............................         120,830         42,573
       EBITDA........................................         144,440         53,619

       Material items affecting the results of our Drilling Products Division for 1997 compared to 1996 were:

    o Improved results were primarily due to increased demand for drill pipe and other drilling tools, strength in premium tubular activity and our acquisition of TA Industries, Inc., a premium tubular couplings and accessories manufacturer, in April 1997, and the third quarter 1997 acquisition of XL Systems, Inc., a manufacturer of marine connectors.

    o Drill pipe and other drill stem products sales increased to approximately $283.4 million for 1997 from $181.3 million for 1996. The increase in demand for drill pipe reflected higher domestic and international drilling activity, in particular offshore drilling. Revenues from drill pipe sales also reflected higher pricing of products.

    o Premium tubular revenues increased to approximately $307.9 million during 1997 up from approximately $157.8 million for 1996. The increase in premium tubular revenues reflected strong demand in the Gulf of Mexico and the acquisition of TA Industries.

    o During 1997, our acquisitions of TA Industries, XL Systems and various small acquisitions benefited 1997 revenues in this division by $96.8 million and benefited its operating income by $16.1 million.

    o Gross profit for this division increased as a percentage of revenues from 18.7% in 1996 to 26.3% in 1997 due to increased pricing on our products and reduced costs resulting from the expansion of our Mexico tool joint facility. In the third quarter of 1997, the Mexico facility became fully operational, which benefited operations in the second half of 1997 by over $3.0 million.

    o Selling, general and administrative expenses for 1997, as a percentage of revenues, was 6.6% compared to 6.1% for 1996 and reflected higher selling, general and administrative expenses associated with the operations of TA Industries as well as the increase in the amortization of goodwill and other intangibles.

LIQUIDITY AND CAPITAL RESOURCES

   Our current sources of capital are current cash, cash generated from operations and borrowings under bank lines of credit. We believe that the current reserves of cash and short-term investments, access to our existing credit line and internally generated cash from operations are sufficient to finance the projected cash requirements of our current and future operations. We are continually reviewing acquisitions in our markets. Depending upon the size, nature and timing of an acquisition, we may need additional capital in the form of either debt, equity or a combination of both.

   The following chart contains information regarding our capital resources and borrowings and exposures as of and for the years ended 1998 and 1997:



                                                                 1998           1997
                                                               ----------    ------------
                                                                            (in thousands)
   Cash and Cash Equivalents..............................     $   40,201     $   74,211
   Borrowings from Revolving Credit Facilities............        117,279         24,243
   Letters of Credit Outstanding..........................         29,937         27,900
   Cumulative Foreign Currency Translation
     Adjustment...........................................        (76,389)       (38,494)
   International Assets Hedged (U.S. Dollar Equivalent)...         33,365         36,802
   Net Cash Inflows on Forward Exchange Contracts.........            423          5,200

   The reduction in our cash and cash equivalents since December 31, 1997, was primarily attributable to the acquisition of new businesses for approximately $138.8 million in cash and capital expenditures for property, plant and equipment of $205.9 million, offset by net borrowings under revolving credit facilities of $93.0 million, cash of $100.0 million from a sale and leaseback that was consummated in the fourth quarter of 1998, and cash flow from operations of $127.9 million.

   BANKING FACILITIES

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. Borrowings under this facility bear interest at a variable rate based on the U.S. prime rate or LIBOR. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

   CONVERTIBLE SUBORDINATED DEBENTURES

     In November 1997, we completed a private placement of $402.5 million principal amount of our 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. The net proceeds from the Debentures were $390.9 million. The Debentures bear interest at an annual rate of 5% and are convertible into Common Stock at a price of $80 per share. We have the right to redeem the Debentures at any time on or after November 4, 2000, at redemption prices provided for in the indenture agreement, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness. We also have the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at any time when we are not in default in the payment of interest.

   7 1/4% SENIOR NOTES DUE 2006

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15 of each year.

   COMPRESSION FINANCING

     Our Compression Services Division entered into a sale and leaseback arrangement in December 1998 where it was provided with the right to sell up to $200.0 million of compression units through December 1999 and lease them back over a five year period under an operating lease. Payments under the lease are calculated based on rate of return on the purchase price and an agreed valuation of the leased compressors. Under the terms of the lease, our Compression Services Division may repurchase the equipment at any time. Weatherford International has provided for a residual value guarantee at the end of the term of the lease equal to approximately 85.5% of the appraised value of the compression units under lease.

     As of December 31, 1998, our Compression Services Division had sold compressors under this arrangement having an appraised value of $119.6 million and received cash of $100.0 million and a receivable of $19.6 million. The receivable is classified in other current assets on the accompanying Consolidated Balance Sheets as the balance is due on demand. The net book value of the equipment sold was approximately $77.4 million, resulting in a pre-tax gain of $42.2 million, which may be deferred until the end of the lease.

   CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment during 1998 were $205.9 million and primarily related to drill pipe and tubing, fishing tools, tubular service equipment, compression rental equipment and the completion of plant expansions in Canada. Much of the 1998 capital expenditures related to projects initiated at the end of 1997 and early 1998. Capital expenditures for 1999 are expected to be approximately $105.0 million.

     Our compression operations are, by their nature, capital intensive and in the event of growth require substantial investments in compressor units. These capital investments have historically been financed through existing cash and internally generated cash flow. We expect that future capital investments by our compression division will be financed by our compression joint venture through debt, sale and leaseback arrangements and other similar financing structures that are repaid from the cash flows generated from the compressor units over the projected term of rental of the equipment.

   ACQUISITIONS AND DISPOSITIONS

     Our company has grown substantially over the years through selective acquisitions and combinations. The following table summarizes our 1998 and 1997 acquisitions by operating segment:


                                                      1998                                   1997
                                     ---------------------------------------  --------------------------------------
                                                  CASH/ASSUMED     TOTAL                 CASH/ASSUMED      TOTAL
              SEGMENT                 STOCK ($)   LIABILITIES  CONSIDERATION   STOCK ($) LIABILITIES   CONSIDERATION
     -----------------------------   ----------- ------------- -------------  ---------- ------------- -------------
                                                                     (in thousands)
     Completion and Oilfield
       Services...................    $      --   $    83,706   $    83,706   $      --   $    44,505  $    44,505
     Artificial Lift Systems......       30,753        72,234       102,987          --       250,128      250,128
     Compression Services.........           --            --           --           --            --           --
     Drilling Products............           --        73,923        73,923      47,425        70,696      118,121
                                      ---------   -----------   -----------   ---------   -----------  -----------
       Total......................    $  30,753   $   229,863   $   260,616   $  47,425   $   365,329  $   412,754
                                      =========   ===========   ===========   =========   ===========  ===========

     Subsequent to year end, we completed a joint venture with GE Capital Corporation in which we combined our compression services operations with GE Capital's Global Compression's services operations. The joint venture, which is known as Weatherford Global Compression, is the world's second largest provider of natural gas contract compression services and owns or manages over 4,000 compression units worldwide having more than one million horse power. The pro forma combined 1998 revenues, operating income and EBITDA for the joint venture were $256.9 million, $7.3 million and $52.1 million, respectively. We own 64% of the joint venture and GE Capital owns 36%. We have the right to acquire GE Capital's interest at anytime at a price equal to a third party market determined value that is not less than book value. GE Capital also has the right to require us to purchase its interest at any time after February 2001 at a third party market determined value as well as request a public offering of its interest after that date, if we have not purchased its interest by that time.

     We also recently completed our acquisition of Christiana Companies, Inc. for approximately 4.0 million shares of Common Stock and $20.0 million cash. In the acquisition we acquired through Christiana (1) 4.0 million shares of our Common Stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. TLC has a net book value of approximately $8.2 million and had 1998 revenues of $90.8 million, operating income of $5.8 million and EBITDA of $12.6 million. We acquired Christiana because it gave us a unique opportunity to own an interest in TLC for essentially no consideration. We intend to hold our investment in Christiana as a passive investment.

     Our 1998 and 1997 acquisitions, with the exception of our acquisition XL Systems, Inc. in 1997, which was accounted for as an immaterial pooling of interests, were accounted for using the purchase method of accounting. The results of operations of all such acquisitions are included in the Consolidated Statements of Income from their dates of acquisition. The 1998 and 1997 acquisitions were not material individually nor in the aggregate for each applicable year.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including goodwill of approximately $485.3 million relating to our acquisitions in 1997 and 1998. The amortization expense for goodwill and other intangibles during 1998 was $23.4 million.

     During 1997 we sold certain non-core businesses. Cash proceeds from these transactions totaled $68.8 million in 1997.

EXPOSURES

   Industry Exposure

     Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Many of our customers have slowed the payment of their accounts in light of current industry conditions and others have experienced greater financial difficulties in meeting their payment terms. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and actual losses have historically been within our expectations.

   Litigation and Environmental Exposure

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is, however, possible that an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter.

     We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could involve the expenditure of a material amount of funds.

   International Exposure

     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States, that are inherently subject to risks of war, political disruption, civil disturbance and policies that may:

    o disrupt oil and gas exploration and production activities;

    o restrict the movement of funds;

    o lead to U.S. government or international sanctions; and

    o limit access to markets for periods of time.

     Historically, the economic impact of such disruptions has been temporary, and oil and gas exploration and production activities have resumed eventually in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria, parts of the Middle East, the Asia-Pacific region and Latin America, have been subjected to political disruption which has negatively impacted results of operations following such events.

   Currency Exposure

     A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and the Euro bills and coins will be used in the 11 participating countries. We are currently evaluating the effect of the Euro on our consolidated financial statements and our business operations; however, we do not foresee that the transition to the Euro will have a significant impact.

     Approximately 51% of our net assets are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity on our balance sheet. In 1998, we recorded a $37.9 million adjustment to our equity account to reflect the net impact of the decline in various foreign currencies against the U.S. dollar.

     A discussion of our market risk exposures in financial instruments and additional currency exposures appears below under the heading "Quantitative and Qualitative Market Risk Disclosure."

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements and is effective for years beginning after December 15, 1997. We adopted SFAS No. 130 in the first quarter of 1998.

   In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, effective for years beginning after December 15, 1997, requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. We have adopted SFAS No. 131 and restated our segment information and related disclosures in accordance with its requirements.

   In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 is effective for years beginning after December 15, 1997. We have adopted SFAS No. 132 in 1998.

   In March 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for our use. We adopted SOP 98-1 in 1998. It did not have a significant effect on our consolidated results of operations or financial position.

   In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. We do not capitalize start-up cost; thus, the adoption will not have a significant effect on our consolidated results of operations or financial position.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999. We are currently evaluating the impact of SFAS No. 133 on our consolidated financial statements.

   In October 1998, the FASB issued SFAS No. 134, Accounting for
Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 is not applicable to us and has no impact on our financial statements.

YEAR 2000 MATTERS

   The Year 2000 issue is the risk that information systems, computers, equipment and products using date-sensitive software or containing computer chips with two-digit date fields will be unable to correctly process the Year 2000 date change. If not identified and corrected prior to the Year 2000, failures could occur in our software, hardware, equipment and products and those of our suppliers, vendors and customers that could result in interruptions in our business. Any failure could have a material impact on us.

   In response to the Year 2000 issue, we have prepared and implemented a plan ("Year 2000 Plan") to assess and remediate significant Year 2000 issues in our:

    o information technology systems ("IT"), including computer software and hardware

    o non-information technology systems utilizing date-sensitive software or computer chips ("Non-IT"), including products, facilities, equipment and other infrastructures.

   Our management information systems department ("MIS Department"), together with our technical and engineering employees and outside consultants, are responsible for the implementation and execution of the Year 2000 Plan. Our Year 2000 Plan is a comprehensive, multi-step process covering our IT and Non-IT systems. The primary phases of the Year 2000 Plan are:

    (1) assessing and analyzing our systems to identify those that are not Year 2000 ready

    (2) preparing cost and resource estimates to repair, remediate or replace all systems that are not Year 2000 ready

    (3) developing a Company-wide, detailed strategy to coordinate the repair or replacement of all systems that are not Year 2000 ready

    (4) implementing the strategy to make all systems Year 2000 ready

    (5) verifying, testing and auditing the Year 2000 readiness of all systems.

   As of the end of 1998, the first phase of the Year 2000 Plan was completed with respect to the assessment of our IT and Non-IT systems. The second phase was also completed by the end of 1998. Work is currently underway in the third phase of the Year 2000 Plan. The third phase will be completed by the end of the first quarter of 1999, the fourth phase and the fifth and final phase will be completed by the end of the third quarter of 1999. Any unexpected delays or problems that prevent us from completing all phases of the Year 2000 Plan in a timely manner could have a material adverse impact on us.

   As part of the Year 2000 Plan, we are currently installing Year 2000 ready business application systems and expect that these installations will be complete by the end of the third quarter of 1999. We have retained outside consultants to assist us with the installation of the new software and with the assessment of the Year 2000 readiness of our IT systems. We expect to retain additional consultants to assist us in the remediation and testing phases of the Year 2000 Plan.

   In addition to our assessment and review of our own systems, we have begun communications with our third-party contractors, such as vendors, service providers and customers, for the purpose of evaluating their readiness for the Year 2000 and determining the extent to which we may be affected by the remediation of their systems, software, applications and products. We expect to further review and evaluate the Year 2000 programs of our significant third-party contractors. However, there can be no guarantee that our IT and Non-IT systems of third-party contractors will be Year 2000 ready or that the failure of any such party to have Year 2000 ready systems would not result in interruptions in our business which could have a material adverse impact on us.

   In connection with the implementation and completion of the Year 2000 Plan, we currently expect to incur pretax expenditures of approximately $10.0 million. We have incurred $6.3 million of such expenditures through December 31, 1998, of which, approximately $5.7 million has been incurred in connection with the replacement of our business application software and approximately $0.6 million has been incurred in connection with the replacement of certain IT hardware systems. We intend to continue to fund the Year 2000 Plan expenditures with working capital and third-party lease financing. Based upon information currently available, we believe that expenditures associated with achieving Year 2000 compliance will not have a material impact on operating results. However, any unanticipated problems relating to the Year 2000 issue that result in materially increased expenditures could have a material adverse impact on us.

   The expenditures associated with the Year 2000 Plan represent approximately 12% of our MIS Department's budget for 1999. Various other IT projects that are not related to the Year 2000 issue have been deferred due to the Year 2000 efforts. The effects of these delays are not expected to have a material impact on the Company.

     We have not completed the evaluation of the most likely worst case Year 2000 scenario. We are preparing a contingency plan in response to Year 2000 worst case scenario and we estimate no lost revenues due to Year 2000 issues. However, there can be no assurance that any contingency plan developed by us will be sufficient to alleviate or remediate any significant Year 2000 problems that we may experience.

   The above discussion of the our efforts and expectations relating to the risks and uncertainties associated with the Year 2000 issues and our Year 2000 Plan contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve predictions and expectations concerning our ability to achieve Year 2000 compliance, the amount of costs and expenses related to the Year 2000 issue and the effect the Year 2000 issue may have on business and results of operations. Certain risks and uncertainties may cause actual results to be materially different from the projected or expected results, the overall effect of which may have a materially adverse impact on us. These risks and uncertainties include, but are not limited to, unanticipated problems and costs identified in all phases of the Year 2000 Plan, our ability to successfully implement the Year 2000 Plan in a timely manner and the ability of our suppliers, vendors and customers to make their systems and products Year 2000 compliant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

   We are currently exposed to market risk from changes in foreign currency and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

FOREIGN CURRENCY EXCHANGE RATES

   Because we operate in virtually every oil and gas exploration and production region in the world we conduct a portion of our business in currencies other than the U.S. dollar. Although most of our international revenues are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the years ended 1998, 1997 and 1996 did not have a material effect on reported amounts of revenues or net income.

   We enter into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to these foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial.

   At December 31, 1998 and 1997, we had contracts maturing within the next 60 days to sell $33.4 million and $36.8 million, respectively, in Norwegian kroner, U.K. pounds sterling, Canadian dollars and Dutch guilders. Our largest contracts are in Norwegian kroner, $28.8 million and $25.4 million as of December 31, 1998 and 1997, respectively. Had such respective contracts matured on December 31, 1998 and 1997, our required cash outlay would have been minimal.

   Settlement of forward exchange contracts resulted in net cash inflows totaling $0.4 million, $5.2 million and $1.1 million during the years ended December 31, 1998, 1997, and 1996, respectively. The net cash inflows vary from year to year due to differences in the forward rate and the spot rate on the date of settlement. This difference may result in material net inflows and outflows if the currency is volatile. For instance, we experienced a $5.2 million net cash inflow in 1997, $4.2 million of which related to the Norwegian kroner, when the difference between the spot rate at the settlement date and the forward rate related to the kroner was as much as 8%. Although currencies could fluctuate in the future and result in either a net inflow or outflow, we believe that this risk is mitigated because we enter into contracts with terms of 30 to 60 days. However, there can be no assurance that volatility similar to or greater than that experienced in 1997 could not occur in the future.

INTEREST RATES

   We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable interest rate borrowings. Our long-term borrowings primarily consist of the $200.0 million principal of the 7 1/4% Senior Notes due 2006 and the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of December 31, 1998 and 1997, the fair value of the Senior Notes approximated the carrying value and the fair market value of the Debentures was $249.6 million and $368.8 million, respectively. The fair value of the Senior Notes is solely dependent on changes in prevailing interest rates, whereas the fair value of the Debentures is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $80 per share of our Common Stock.

   We have various other debt instruments but believe that the impact of changes in interest rates in the near term will not be material to these instruments.

ITEM 8:   Financial Statements and Supplementary Data

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                         Page
     Report of Independent Public Accountants...........................  43
     Consolidated Balance Sheets as of December 31, 1998 and 1997.......  44
     Consolidated Statements of Income for each of the three years in the period ended December 31, 1998.........................  45
     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998.........  46
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998...................  47
     Notes to Consolidated Financial Statements.........................  48

     Financial Statement Schedule:
        II.   Valuation and Qualifying Accounts and Allowances..........  76


     All other schedules are omitted because they are not required or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weatherford International, Inc.:

     We have audited the accompanying consolidated balance sheets of Weatherford International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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


ARTHUR ANDERSEN LLP
Houston, Texas
February 17, 1999

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                      1998         1997
                                                                   -----------  -----------
ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents.......................................  $   40,201   $   74,211
 Accounts Receivable, Net of Allowance for Uncollectible Accounts
  of $19,764 in 1998 and $23,473 in 1997.........................     400,886      524,929
 Inventories.....................................................     484,822      455,811
 Deferred Tax Asset..............................................      55,003       44,904
 Other Current Assets............................................     101,480       34,221
                                                                   ----------   ----------
                                                                    1,082,392    1,134,076
                                                                   ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
 Land, Buildings and Other Property..............................     237,305      228,178
 Rental and Service Equipment....................................     902,939    1,010,065
 Machinery and Equipment.........................................     521,674      393,317
                                                                   ----------   ----------
                                                                    1,661,918    1,631,560
 Less:  Accumulated Depreciation.................................     823,648      764,747
                                                                   ----------   ----------
                                                                      838,270      866,813
                                                                   ----------   ----------
GOODWILL, NET....................................................     811,034      668,475
OTHER ASSETS.....................................................     100,019       68,546
                                                                   ----------   ----------
                                                                   $2,831,715   $2,737,910
                                                                   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-Term Borrowings...........................................  $  185,729   $   24,243
 Current Portion of Long-Term Debt...............................      19,346       13,178
 Accounts Payable................................................     135,728      218,810
 Accrued Salaries and Benefits...................................      44,558       63,656
 Current Tax Liability...........................................      25,312       44,317
 Other Accrued Liabilities.......................................     146,168      138,965
                                                                   ----------   ----------
                                                                      556,841      503,169
                                                                   ----------   ----------
LONG-TERM DEBT...................................................     229,663      252,322
DEFERRED INCOME TAXES AND OTHER..................................     148,831      121,370
5% CONVERTIBLE SUBORDINATED PREFERRED EQUIVALENT DEBENTURES......     402,500      402,500
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common Stock, $1 Par Value, Authorized 250,000 Shares, Issued
  103,513 Shares in 1998 and 101,958 Shares in 1997..............     103,513      101,958
 Capital in Excess of Par Value..................................   1,052,899    1,018,024
 Treasury Stock, at Cost.........................................    (193,328)    (165,287)
 Retained Earnings...............................................     607,185      542,348
 Accumulated Other Comprehensive Loss ...........................     (76,389)     (38,494)
                                                                   ----------   ----------
                                                                    1,493,880    1,458,549
                                                                   ----------   ----------
                                                                   $2,831,715   $2,737,910
                                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                         1998        1997        1996
                                                      ----------  ----------  ----------
REVENUES:
 Products........................................... $1,250,570  $1,097,823   $ 704,350
 Services and Rentals...............................    760,084     871,266     762,920
                                                     ----------  ----------   ---------
                                                      2,010,654   1,969,089   1,467,270
COSTS AND EXPENSES:
 Cost of Products...................................    924,133     807,575     550,292
 Cost of Services and Rentals.......................    502,652     580,812     548,633
 Selling, General and Administrative Attributable to
  Segments..........................................    266,423     209,476     162,018
 Corporate General and Administrative...............     26,980      37,816      39,304
 Equity in Earnings of Unconsolidated Affiliates....     (2,679)     (2,582)     (2,078)
 Merger Costs and Other Charges.....................    144,097          --          --
                                                     ----------  ----------   ---------
                                                      1,861,606   1,633,097   1,298,169
                                                     ----------  ----------   ---------
OPERATING INCOME....................................    149,048     335,992     169,101
OTHER INCOME (EXPENSE):
 Interest Income....................................      2,969       8,329       4,168
 Interest Expense...................................    (54,497)    (43,273)    (39,368)
 Gain on Sale of Marketable Securities..............         --       3,352          --
 Other, Net.........................................      1,868         561      (1,227)
                                                     ----------  ----------   ---------
INCOME BEFORE INCOME TAXES..........................     99,388     304,961     132,674
PROVISION FOR INCOME TAXES..........................     34,551     108,188      40,513
                                                     ----------  ----------   ---------
INCOME FROM CONTINUING OPERATIONS...................     64,837     196,773      92,161
INCOME FROM DISCONTINUED OPERATIONS,
 NET OF TAXES.......................................         --          --       7,468
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS,
 NET OF TAXES.......................................         --          --      66,924
EXTRAORDINARY CHARGE, NET OF TAXES..................         --      (9,010)       (731)
                                                     ----------  ----------   ---------
NET INCOME.......................................... $   64,837  $  187,763   $ 165,822
                                                     ==========  ==========   =========
BASIC EARNINGS (LOSS) PER SHARE:
 Income From Continuing Operations.................. $     0.67  $     2.04   $    1.03
 Income From Discontinued Operations................         --          --        0.08
 Gain on Disposal of Discontinued Operations........         --          --        0.75
 Extraordinary Charge...............................         --       (0.09)      (0.01)
                                                     ----------   ----------  ---------
 Net Income Per Share............................... $     0.67  $     1.95   $    1.85
                                                     ==========  ==========   =========
 Basic Weighted Average Shares Outstanding..........     97,065      96,052      89,842
                                                     ==========  ==========   =========
DILUTED EARNINGS (LOSS) PER SHARE:
 Income From Continuing Operations.................. $     0.66   $     2.01  $    1.01
 Income From Discontinued Operations................         --          --        0.08
 Gain on Disposal of Discontinued Operations........         --          --        0.74
 Extraordinary Charge...............................         --       (0.09)      (0.01)
                                                     ----------   ----------  ---------
 Net Income Per Share............................... $     0.66   $     1.92  $    1.82
                                                     ==========   ==========  =========
 Diluted Weighted Average Shares Outstanding........     97,757       97,562     90,981
                                                     ==========   ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                             ACCUMULATED OTHER
                                                                         COMPREHENSIVE INCOME (LOSS)
                                                                         ---------------------------
                                                                            CUMULATIVE
                                                                             FOREIGN    UNREALIZED
                                       COMMON STOCK    CAPITAL IN            CURRENCY    GAIN ON     TREASURY STOCK       TOTAL
                                     -----------------  EXCESS OF  RETAINED TRANSLATION MARKETABLE ------------------- STOCKHOLDERS'
                                      SHARES  $1 PAR    PAR VALUE  EARNINGS ADJUSTMENT SECURITIES   SHARES     AMOUNT     EQUITY
                                     -------  -------- ----------  --------  ---------   -------   ------  ----------- ----------
                                                                                 q
Balance at December 31, 1995......... 85,485  $ 85,485   $698,320  $189,838   $(12,784)  $    --     (265)     $(2,522) $ 958,337
Total Comprehensive Income...........     --        --         --   165,822      1,304     2,381       --           --    169,507
Shares Issued in Acquisitions........  2,339     2,339     48,395        --         --        --       --           --     50,734
Shares Issued Under Employee
 Benefit Plans.......................     29        29      1,342        --         --        --       20          419      1,790
Stock Grants and Options Exercised...    740       740     12,038        --         --        --      (8)        (394)     12,384
Issuance of Common Stock.............  6,900     6,900     93,960        --         --        --       --           --    100,860
Purchase of Treasury Stock for
Executive Deferred Compensation
  Plan...............................     --        --         --        --         --        --     (44)        (908)       (908)
                                     -------  -------- ----------  --------  ---------   -------  -------  ----------- ----------
Balance at December 31, 1996......... 95,493    95,493    854,055   355,660   (11,480)     2,381    (297)      (3,405)  1,292,704
Total Comprehensive Income (Loss)....     --        --         --   187,763   (27,014)   (2,381)       --           --    158,368
Effect of Immaterial Pooling.........    946       946      (717)   (1,075)         --        --       --           --       (846)
Replacement Shares (Shares Acquired)
 from GulfMark Merger................  4,471     4,471    142,788        --         --        --  (4,471)    (147,259)         --
Shares Issued Under Employee
 Benefit Plans.......................     11        11        464        --         --        --       --           --        475
Stock Grants and Options Exercised...  1,037     1,037     12,635        --         --        --      (5)        (247)     13,425
Tax Benefit of Options Exercised.....     --        --      8,799        --         --        --       --           --      8,799
Purchase of Treasury Stock Under
 Stock Repurchase Plan...............     --        --         --        --         --        --    (275)     (11,860)    (11,860)
Purchase of Treasury Stock for
Executive Deferred Compensation
  Plan ..............................     --        --         --        --         --        --     (48)      (2,516)     (2,516)
                                     -------  -------- ----------  --------  ---------   -------  -------  ----------- ----------
Balance at December 31, 1997.........101,958   101,958  1,018,024   542,348   (38,494)        --  (5,096)    (165,287)  1,458,549
Total Comprehensive Income (Loss)....     --        --         --    64,837   (37,895)        --       --           --     26,942
Shares Issued in an Acquisition......    727       727     30,026        --         --        --       --           --     30,753
Shares Issued Under Employee
 Benefit Plans.......................     12        12        312        --         --        --       --           --        324
Stock Grants and Options Exercised...  2,115     2,115     40,627        --         --        --  (1,240)     (38,215)      4,527
Tax Benefit of Options Exercised.....     --        --      7,760        --         --        --       --           --      7,760
Purchase of Treasury Stock Under
 Stock Repurchase Plan...............     --        --         --        --         --        --    (993)     (37,585)    (37,585)
Purchase of Treasury Stock for
Executive Deferred Compensation
  Plan...............................     --        --         --        --         --        --     (79)      (2,769)     (2,769)
Retirement of Treasury Stock.........(1,299)   (1,299)   (49,229)        --         --        --    1,299       50,528         --
Recognition of Deferred Compensation
 Due to Merger.......................     --        --      5,379        --         --        --       --           --      5,379
                                     -------  -------- ----------  --------  ---------   -------  -------  ----------- ----------
Balance at December 31, 1998........ 103,513  $103,513 $1,052,899  $607,185  $(76,389)   $    --  (6,109)   $(193,328) $1,493,880
                                     =======  ======== ==========  ========  =========   =======  =======  =========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        1998          1997        1996
                                                                      --------     ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income.........................................................  $ 64,837       $187,763   $ 165,822
 Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
  Non-Cash Portion of Merger Costs and Other Charges................   124,595             --          --
  Depreciation and Amortization.....................................   170,732        142,931     121,830
  Net Income from Discontinued Operations...........................        --             --      (7,468)
  Gain on Disposal of Discontinued Operations, Net..................        --             --     (66,924)
  Gain on Sale of Assets, Net.......................................   (29,292)      (20,056)     (14,058)
  Extraordinary Charge on Prepayment of Debt, Net...................        --          9,010         731
  Deferred Income Tax Provision (Benefit) from Continuing Operations   (20,503)        35,459       4,138
  Provision for Uncollectible Accounts Receivable...................     2,397         13,248       4,608
  Change in Assets and Liabilities, Net of Effects of Businesses
   Acquired:
   Accounts Receivable..............................................   114,138      (113,009)     (63,562)
   Inventories......................................................   (73,607)     (108,837)     (24,680)
   Other Current Assets.............................................   (39,837)       (2,742)       1,547
   Accounts Payable.................................................   (88,210)        19,216      28,540
   Accrued Current Liabilities......................................   (88,143)         7,209      (5,599)
   Other Assets.....................................................    (1,290)       (5,031)      (2,697)
   Other, Net.......................................................    (7,882)      (13,019)      (22,257)
                                                                      --------   ------------     ---------
   Net Cash Provided by Continuing Operations.......................   127,935        152,142      119,971
   Net Cash Provided by Discontinued Operations.....................        --             --        8,294
                                                                      --------   ------------     ---------
   Net Cash Provided by Operating Activities........................   127,935        152,142      128,265
                                                                      --------   ------------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Businesses, Net of Cash Acquired....................  (138,840)     (321,477)      (80,077)
 Capital Expenditures for Property, Plant and Equipment.............  (205,879)     (212,992)     (172,725)
 Proceeds from Sales of Businesses..................................        --         68,798      326,016
 Proceeds from Sales of Property, Plant and Equipment...............    46,727         30,431       20,215
 Purchase of Short-Term Investment..................................   (20,742)            --           --
 Proceeds from Sale and Leaseback of Equipment......................   100,000             --           --
 Acquisitions and Capital Expenditures of Discontinued Operations...        --             --      (63,136)
 Income Taxes Paid on Disposal of Discontinued Operations...........        --       (62,808)           --
 Proceeds From Sale of Marketable Securities........................        --         23,352           --
 Other, Net.........................................................       589        (6,384)      (15,388)
                                                                      --------   ------------    ---------
   Net Cash Provided (Used) by Investing Activities.................  (218,145)     (481,080)       14,905
                                                                      --------   ------------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Long-Term Debt, Net....................................        --        390,911      197,824
 Issuance of Common Stock, Net......................................        --             --      100,860
 Purchases of Treasury Stock........................................   (40,356)      (14,376)         (908)
 Tender of Senior Notes.............................................        --      (119,980)           --
 Proceeds from Stock Option Exercises...............................     3,932         16,352       14,148
 Termination Costs on Retirement of Debt............................        --       (10,752)       (1,125)
 Borrowings (Repayments) Under Short-Term Borrowings, Net...........   113,036         21,319     (121,656)
 Borrowings (Repayments) on Long-Term Debt, Net.....................   (19,561)     (126,425)     (115,761)
 Other Financing Activities, Net....................................       324       (10,111)        4,978
                                                                      --------   ------------    ---------
   Net Cash Provided by Financing Activities........................    57,375        146,938       78,360
                                                                      --------   ------------    ---------
 Effect of Exchange Rate on Cash....................................    (1,175)         (784)         (220)
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................................   (34,010)     (182,784)      221,310
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................    74,211        256,995       35,685
                                                                      --------   ------------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR............................  $ 40,201        $74,211    $ 256,995
                                                                      ========   ============    =========

The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     On May 27, 1998, EVI, Inc. ("EVI") completed a merger with Weatherford Enterra, Inc. ("WII") and changed its name to EVI Weatherford, Inc. (together with its subsidiaries, the "Company") (See Note 2). The merger was accounted for as a pooling of interests; accordingly, the accompanying financial statements have been restated to include the results of WII for all periods presented. Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1998 classifications.

NAME CHANGE

     At the Company's annual stockholders meeting on September 21, 1998, the stockholders of the Company approved a name change from EVI Weatherford, Inc. to Weatherford International, Inc. The Company's common stock, $1.00 par value ("Common Stock"), is listed on the New York Stock Exchange with a new stock symbol of "WFT".

NATURE OF OPERATIONS

     The Company is one of the world's largest providers of oilfield services and equipment for the oil and gas industry.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Weatherford International, Inc. and all majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% or less-owned affiliates using the equity method.

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

OTHER CURRENT ASSETS

     Other current assets are comprised of non-trade receivables, prepaid expenses, and short-term investments. The net increase from December 31, 1997 to December 31, 1998 primarily reflects the receivable of $19.6 million related to the December 1998 sale and leaseback of compression equipment (See Note 14) and the fourth quarter purchase of short-term investments in debt securities for $20.7 million.

DEBT AND EQUITY SECURITIES

     Investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Debt and Equity Securities, and accordingly, these investments are recorded at their fair market value with unrealized gains or losses recorded as a separate component of stockholders' equity. The Company has classified these investments in other current assets as available for sale, with any other than temporary decline in fair value of securities charged to earnings. In April 1997, the Company sold equity securities, comprised of approximately 3.1 million shares of Parker Drilling Company ("Parker") common stock, pursuant to a public offering effected by Parker. As a result, the Company received net proceeds of approximately $23.4 million and recognized a pre-tax gain of approximately $3.4 million. (See Note 15).

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of renewals, replacements and betterments are capitalized. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives for the respective categories. The Company evaluates potential impairment of property, plant and equipment and other long-lived assets on an ongoing basis whenever events or circumstances indicate that carrying amounts may not be recoverable. The useful lives of the major classes of property, plant and equipment are as follows:


                                                              LIFE
                                                        ----------------
  Buildings and other property.........................  5  -  45 years
  Rental and service equipment.........................  3  -  15 years
  Machinery and equipment..............................  3  -  20 years

INTANGIBLE ASSETS AND AMORTIZATION

     The Company's intangible assets are comprised primarily of goodwill and identifiable intangible assets, principally patents and technology licenses. The Company periodically evaluates goodwill and other intangible assets, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of any intangible assets. Goodwill is being amortized on a straight-line basis over the lesser of the estimated useful life or 40 years. Other identifiable intangible assets, included as a component of other assets, are amortized on a straight-line basis over the years expected to be benefited, ranging from 5 to 15 years.

     Amortization expense for goodwill and other intangible assets was approximately $23.4 million, $15.0 million and $10.8 million for 1998, 1997 and 1996, respectively. Accumulated amortization for goodwill at December 31, 1998 and 1997 was $48.5 million and $30.1 million, respectively.

ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenues, are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Estimates are based on currently available facts and technology, presently enacted laws and regulations and the Company's prior experience in remediation of contaminated sites. Liabilities included $7.3 million and $12.7 million of accrued environmental expenditures at December 31, 1998 and 1997, respectively.

STOCK-BASED COMPENSATION

     In 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), Accounting for Stock Based Compensation. The Company has elected not to adopt the accounting recognition provisions of SFAS No. 123 and, as permitted, has continued to use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for its stock-based compensation programs. Under APB No. 25 no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of Common Stock on the grant date. The Company has adopted SFAS No. 123 by making the required pro forma disclosures of net earnings and earnings per share as if the fair value method of accounting under SFAS No. 123 had been applied (See Note 10).

FOREIGN CURRENCY TRANSLATION

     The functional currency for most of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included as accumulated other comprehensive loss, a component of stockholders' equity. Currency transaction gains and losses are reflected in income for the period.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The net decline in the cumulative foreign currency translation adjustment, as reported in the Consolidated Statements of Stockholders' Equity, from December 31, 1997 to December 31, 1998 was $37.9 million which primarily reflects the financial impact of the devaluation of the Canadian and Latin American currencies as compared to the U.S. dollar.

FOREIGN EXCHANGE CONTRACTS

     The Company enters into foreign exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting specific existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risks resulting from foreign currency exchange rate volatility. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At December 31, 1998 and 1997, the Company had contracts maturing within the next 60 days to sell $33.4 million and $36.8 million, respectively, in Norwegian kroner, U.K. pounds sterling, Canadian dollars and Dutch guilders. Had such respective contracts matured on December 31, 1998 and 1997, the Company's required cash outlay would have been insignificant.

ACCOUNTING FOR INCOME TAXES

     Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

REVENUE RECOGNITION

     The Company recognizes revenue as products are shipped or accepted by the customer and when service and rentals are provided. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost downhole are reflected as revenues.

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock plans (See
Note 10). The effect of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") on diluted earnings per share is anti-dilutive and, thus, has no impact.

     The following reconciles basic and diluted weighted average shares:


                                                               DECEMBER 31,
                                                          ----------------------
                                                           1998    1997    1996
                                                          ------  ------  ------
                                                              (in thousands)
 Basic weighted average number of shares outstanding....  97,065  96,052  89,842
 Dilutive effect of stock option and restricted stock
 plans..................................................     692   1,510   1,139
                                                          ------  ------  ------
 Dilutive weighted average number of shares outstanding.  97,757  97,562  90,981
                                                          ======  ======  ======

NEW REPORTING REQUIREMENTS

     In February 1998, the FASB issued Statement of Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes disclosure requirements for pensions and other postretirement benefits. The Company adopted SFAS No. 132 in 1998 (See Note 11).

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company has adopted SOP 98-1. The adoption did not have a significant effect on the consolidated results of operations or financial position.

     In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. The Company does not capitalize start-up cost; thus, the adoption will not have a significant effect on the consolidated results of operations or financial position of the Company.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in 1998 and presents comprehensive income in the accompanying Consolidated Statements of Stockholders' Equity. The primary adjustments and reclassifications to reflect net income on a comprehensive income basis for the years presented were foreign currency translation adjustments and the effect of unrealized and realized gains on marketable securities.

     In June 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS No. 133 on its consolidated financial statements.

     In October 1998, the FASB issued Statement of Accounting Standards No. 134 ("SFAS No. 134"), Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 is not applicable to the Company and has no impact on its consolidated financial statements.

2. MERGER AND ACQUISITIONS

     In December 1998, the Company acquired the company that owned the Veracruz, Mexico facility and cancelled the lease associated with that facility. Total consideration for this transaction was cash of $1.5 million and a note payable of $48.5 million due in March 1999. The Company also licensed internationally certain of its rights to some of the Company's Atlas Bradford thread lines and recorded approximately $9.0 million in revenue from that arrangement.

     On May 27, 1998, EVI completed a merger with WII, merging WII with and into EVI pursuant to a tax free merger (the "Merger") in which the stockholders of WII received 0.95 of a share of the Company's Common Stock in exchange for each outstanding share of WII common stock, approximately 48.9 million shares. In addition, approximately 1.4 million shares of Common Stock have been reserved for issuance by the Company for outstanding options under WII's compensation and benefit plans. The Merger was accounted for as a pooling of interests.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The separate results of EVI and WII and the combined company were as follows:

                                       January 1 to
                                         May 27,      Year Ended December 31,
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                                    (in thousands)
  Revenues:
   EVI...............................     $505,549    $  892,264    $  478,020
   WII...............................      426,422     1,083,965       994,468
   Merger adjustments................       (4,963)       (7,140)       (5,218)
                                       -----------   -----------   -----------
   Combined..........................     $927,008    $1,969,089    $1,467,270
                                       ===========   ===========   ===========
  Extraordinary Charge, Net of Taxes:
   EVI...............................     $     --    $   (9,010)   $     (731)
   WII...............................           --            --            --
                                       -----------   -----------   -----------
   Combined..........................     $     --    $   (9,010)   $     (731)
                                       ===========   ===========   ===========
  Net Income (Loss):
   EVI...............................     $ 54,045    $   74,685    $   98,166
   WII...............................       48,481       112,900        70,073
   Merger adjustments................       (1,033)          178        (2,417)
                                       -----------   -----------   -----------
   Combined..........................     $101,493    $  187,763    $  165,822
                                       ===========   ===========   ===========

     Merger adjustments include the elimination of intercompany revenues of $5.0 million, $7.1 million and $5.2 million and cost of sales of $3.4 million, $5.7 million and $4.2 million for the five months ended May 27, 1998 and years ended December 31, 1997 and 1996, respectively. Merger adjustments for the years ended December 31, 1997 and 1996 also include the elimination of expenses of $1.7 million and a gain of $2.7 million, respectively, recorded by WII on the sale of Arrow Completion Systems, Inc. to EVI in December 1996.

     On February 19, 1998, the Company completed the acquisition of Ampscot Equipment Ltd. ("Ampscot"), an Alberta corporation, for approximately $57.1 million in cash. Ampscot is a Canadian-based manufacturer of pumping units.

     On January 15, 1998, the Company completed the acquisition of Taro Industries Limited ("Taro"), an Alberta corporation, in which approximately 0.8 million shares of Common Stock have been issued to the shareholders of Taro in exchange for their shares of Taro stock. Taro is a Canadian provider of well automation, gas compression, and drilling equipment distribution.

     On January 12, 1998, the Company completed the acquisition of the Houston Well Screen group of companies ("HWS") from Van der Horst Limited, a Singapore company, for a net purchase price of approximately $27.6 million in cash. The HWS acquisition includes the purchase of Van der Horst U.S.A., Inc., which is the holding company of Houston Well Screen Company and of Houston Well Screen Asia Pte. Ltd., which has operations in Singapore and Indonesia. HWS makes wedge-wire screen products for use in oil and gas production and other applications.

     On December 3, 1997, the Company completed the acquisition of all of the outstanding shares of BMW Monarch (Lloydminster) Ltd. ("BMW Monarch") and BMW Pump Inc. ("BMW Pump") for aggregate consideration of approximately $98.8 million in cash, including a final working capital adjustment, and $14.3 million in assumed debt. BMW Pump is a Canadian-based manufacturer of progressing cavity pumps, and BMW Monarch is a Canadian supplier of progressing cavity pumps, as well as, other production related oilfield products.

     On December 2, 1997, the Company completed the acquisition of all of the capital stock of Trico Industries, Inc. ("Trico"), in exchange for $105.0 million in cash and the assumption of $8.7 million of debt. Trico is a Texas-based manufacturer and distributor of sub-surface reciprocating pumps, sucker rods, accessories and hydraulic lift systems.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On May 1, 1997, the Company acquired GulfMark International, Inc. ("GulfMark") pursuant to a merger in which approximately 4.4 million shares of Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in this transaction consisted of approximately 4.4 million shares of Common Stock, an erosion control company and certain other miscellaneous assets. The 4.4 million shares of Common Stock acquired are classified as "Treasury Stock, at Cost" on the accompanying Consolidated Balance Sheets. Because the number of shares of Common Stock issued in the GulfMark acquisition approximated the number of shares of Common Stock held by GulfMark prior to the acquisition, the GulfMark acquisition had no material effect on the outstanding number of shares of Common Stock or net equity of the Company.

     On April 14, 1997, the Company acquired TA Industries, Inc. ("TA"), a manufacturer of premium couplings and premium accessories, for approximately $44.1 million in cash and $19.7 million of assumed debt.

     On May 23, 1996, the Company acquired the business and assets of Nodeco AS, a Norwegian company, and its wholly-owned subsidiary, Aarbakke AS (collectively, "Nodeco"). Nodeco designs, manufactures, sells, and rents oil and gas well completion products primarily consisting of liner hanger equipment and related services, as well as pump packers. The Company paid cash of approximately $14.4 million and issued 0.7 million shares of its Common Stock.

     The Company has also effected various other 1998, 1997, and 1996 acquisitions for a total consideration of approximately $75.1 million, $82.2 million and $61.6 million, respectively.

     The acquisitions, with the exception of WII and XL, were accounted for using the purchase method of accounting. The results of operations of all such acquisitions and XL are included in the Consolidated Statements of Income from their respective dates of acquisition. The 1998 and 1997 acquisitions are not material individually or in the aggregate for each applicable year.

3. MERGER AND OTHER CHARGES

     In 1998, the Company incurred $195.0 million in merger and other charges relating to the merger between EVI and WII and a reorganization and rationalization of its businesses in light of industry conditions. Of these charges, $120.0 million was incurred in the second quarter at the time of our merger and with the initial downturn in the industry. A $75.0 million charge was incurred in the fourth quarter in response to the previously unanticipated extent of the decline in the industry which resulted in a need to make additional reductions in operations and align the cost structure with current demand. The net after-tax effect of these charges was $126.8 million. Over $171.4 million of these charges had been realized as of December 31, 1998, with the remainder of the charges expected to be fully expended by the second quarter of 1999 in connection with planned activities. During 1999, we will assess whether any adjustments or reversals to the remaining accrued special charges are necessary.

     The following chart summarizes the special charges made in 1998:

                                   COMPLETION                                                                           BALANCE
                                      AND                                                                                AS OF
                                    OILFIELD    ARTIFICIAL   COMPRESSION  DRILLING                                    DECEMBER 31,
                                    SERVICES   LIFT SYSTEMS    SERVICES   PRODUCTS  CORPORATE    TOTAL     UTILIZED       1998
                                   ----------  ------------  -----------  --------  ---------  ----------  ---------  ------------
                                                                             (in thousands)
Merger Transaction Costs(1)....    $      --    $       --   $       --   $     --   $ 62,462   $  62,462   $ 62,462    $     --
Severance and Related Costs(2).        1,961         5,050           --         --        600       7,611         --       7,611
Facility Closures(3)...........        8,969        13,817           --      5,300         --      28,086     15,257      12,829
Corporate Related Expenses(4)..           --            --           --         --      8,297       8,297      5,177       3,120
Inventory Write-Off(5).........        4,830        17,573           --     28,500         --      50,903     50,903          --
Write-Down of Assets(6).........      29,195         4,360        1,500      1,150      1,436      37,641     37,641          --
                                   ---------    ----------   ----------   --------   --------   ---------   --------    --------
   Total ......................    $  44,955    $   40,800   $    1,500   $ 34,950   $ 72,795   $ 195,000   $171,440    $ 23,560
                                   =========    ==========   ==========   ========   ========   =========   ========    ========

(1) The merger related costs were incurred in the second quarter and included $32.6 million in severance and termination costs related to approximately 300 employees and former officers and directors, and other employee benefits related to stock grants, in accordance with WII's employment agreements and option plans, and $29.9 million in professional and financial advisory fees, filing and registration fees, and printing and mailing costs.

(2) The severance and related costs included in the fourth quarter charges were $7.6 million for approximately 1,000 employees specifically identified, with terminations to be completed in the first half of 1999, in accordance with our announced plan to terminate employees.

(3) The facility and plant closures costs were $15.3 million in the second quarter, all of which have been incurred by year end. These costs related primarily to the elimination of duplicated manufacturing, distribution and service locations following the merger in May. The facility and plant closures of $12.8 million were accrued in the fourth quarter for the consolidation and closure of approximately 100 service, manufacturing and administrative facilities in response to declining market conditions in the fourth quarter.

(4) The corporate related expenses of $5.2 million recorded in the second quarter and $3.1 million recorded in the fourth quarter were primarily for the relocation of corporate offices, related lease obligations and the consolidation of technology centers due to the Merger and to align our corporate cost structure in light of current conditions.

(5) The write-off of inventory was $12.4 million in the second quarter and $38.5 million in the fourth quarter, which were reported as cost of products. These charges relate to the write-off of inventory as a result of the combination of EVI's and WII's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the merger and as a result of the decline in market conditions.

(6) The write-down of assets was $24.6 million in the second quarter and $13.0 million in the fourth quarter. These charges primarily relate to the write-down of equipment and other assets as a result of the combination of EVI's and WII's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the merger, the industry downturn, and the specific identification of assets which are held for sale as a result of the decline in market conditions.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company adopted a plan to close its Bastrop, Texas, tool joint manufacturing facility and to combine its two packer facilities through the closure of one facility in Arlington, Texas, in the fourth quarter of 1996. In connection with these decisions, the Company incurred a charge of $5.8 million associated with these closures. Of this charge, $4.3 million related to the tool joint facility closure and relocation of equipment from this facility and $1.5 million related to the consolidation of its packer facilities and the closure of one of the plants. The Company incurred $3.8 million in 1996 for costs associated with these actions during 1996, including costs relating to the relocation of equipment at its Bastrop facility to other facilities. The Company also accrued $2.0 million as part of the $5.8 million charge for exit costs that it expected to be incurred in 1997 relating to the closure of its Bastrop and Arlington facilities. Such costs included $0.8 million for severance and termination costs, $0.9 million for the reduction in the carrying value of its Bastrop facility in light of the intended plan of disposition of the facility and $0.3 million for the termination of the Arlington lease. Approximately 400 employees were affected by these closures. The closure of both the Bastrop and Arlington facilities had been substantially completed by June 1997.

4. CASH FLOW INFORMATION

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Other current assets at December 31, 1998 and 1997 included cash of approximately $3.2 million and $3.4 million, respectively, which was restricted as a result of exchange controls in certain foreign countries or cash collateral requirements for performance bonds, letters of credit, and customs bonds.

     Cash paid during the years ended December 31, 1998, 1997, and 1996 for interest and income taxes (net of refunds) was as follows:


                                                      1998      1997     1996
                                                    -------  --------  -------
                                                          (in thousands)
 Interest paid....................................  $52,439  $ 43,389  $28,068
 Income taxes paid, net of refunds................   74,359   121,302   21,367

     During the years ended December 31, 1998, 1997, and 1996 there were noncash investing activities of $2.4 million, $24.4 million, and $1.7 million, respectively, relating to capital leases.

     The following summarizes investing activities relating to acquisitions:


                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1998        1997       1996
                                              ----------  ----------  ---------
                                                       (in thousands)
  Fair value of assets, net of cash acquired  $  96,984   $ 212,731   $109,565
  Goodwill..................................    178,616     306,648     95,688
  Total liabilities.........................   (106,007)   (197,902)   (74,442)
  Common Stock issued.......................    (30,753)         --    (50,734)
                                              ---------   ---------   --------
  Cash consideration, net of cash acquired..  $ 138,840   $ 321,477   $ 80,077
                                              =========   =========   ========

     During the years ended December 31, 1998 and 1997, there were noncash financing activities of $7.8 million and $8.8 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to capital in excess of par value.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES

     Inventories by category are as follows:


                                                          DECEMBER 31,
                                                       ------------------
                                                          1998      1997
                                                       --------  --------
                                                        (in thousands)
 Raw materials, components and supplies..............  $212,863  $238,349
 Work in process.....................................    42,650    66,402
 Finished goods......................................   229,309   151,060
                                                       --------  --------
                                                       $484,822  $455,811
                                                       ========  ========

     Work in process and finished goods inventories include the cost of materials, labor, and plant overhead.

6. SHORT-TERM BORROWINGS


                                                               DECEMBER 31,
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
                                                              (in thousands)
  Revolving credit facilities with an effective
   interest rate of 5.6% at December 31, 1998..............  $117,279  $24,243
  Short-term bank loans with effective interest rates
   between 5.73% and 6.10%.................................    20,000       --
  Short-term payable due March 1999 with an effective
   interest rate of 7.00%..................................    48,450       --
                                                             --------  -------
                                                             $185,729  $24,243
                                                             ========  =======
  Weighted average interest rate on short-term borrowings
   outstanding during the year.............................     5.78%    6.57%

     In June 1996, the Company entered into a new working capital facility and terminated the Company's prior U.S. working capital facility. This resulted in an extraordinary charge of approximately $0.7 million, net of taxes of $0.4 million.

     In May 1998, the Company entered into a new five year unsecured credit agreement which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility, and terminated its existing working capital facilities.
Amounts outstanding under the facility accrue interest at a variable rate based on either the U.S. prime rate or LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the credit ratings assigned to the 7 1/4% Senior Notes due May 15, 2006 (the "7 1/4% Senior Notes"), is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, and a limitation on asset dispositions. As of December 31, 1998, approximately $117.3 million was outstanding and approximately $1.8 million had been used to support outstanding letters of credit.

     The Company also has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $16.8 million of such letters of credit and bid and performance bonds outstanding at December 31, 1998.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT

                                                               DECEMBER 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                              (in thousands)
  Senior Notes with an effective interest rate of 7.25%,
   due 2006...............................................  $200,000  $200,000
  Industrial Revenue Bonds with variable interest rates,..
   between 3.7% and 4.1% at December 31, 1998, due 2002...    11,325    10,840
  Foreign bank debt, denominated in foreign currencies....     9,069     8,152
  Capital lease obligations under various agreements......     9,866    28,376
  Other...................................................    18,749    18,132
                                                            --------  --------
                                                             249,009   265,500
  Less:  amounts due in one year..........................    19,346    13,178
                                                            --------  --------
  Long-term debt..........................................  $229,663  $252,322
                                                            ========  ========

     The following is a summary of scheduled long-term debt maturities by year (in thousands):


  1999....................................................   $19,346
  2000....................................................     7,426
  2001....................................................     4,218
  2002....................................................    11,492
  2003....................................................     3,986
  Thereafter..............................................   202,541
                                                            --------
                                                            $249,009
                                                            ========

     The Company has outstanding $200.0 million of 7 1/4% Senior Notes. The 7 1/4% Senior Notes are unsecured obligations of the Company. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15 of each year. Based on the borrowing rates available to the Company, the fair value of the 7 1/4% Senior Notes approximates the carrying value at December 31, 1998 and 1997.

     In December 1997, the Company completed a cash tender offer and consent solicitation (the "Tender Offer") relating to the Company's outstanding $120.0 million 10 1/4% Senior Notes due 2004 (the "Senior Notes"). An aggregate of $119.98 million principal amount of the Senior Notes were validly tendered by the Company pursuant to the Tender Offer. The prepayment of the Senior Notes resulted in an extraordinary charge of $9.0 million, net of taxes of $5.6 million, or $0.09 per basic share, for the year ended December 31, 1997. The extraordinary charge consists of prepayment fees, other professional fees and the write off of unamortized debt issuance costs.

     The contract terms of the Industrial Revenue Bonds require principal and interest payments to maturity, occurring in December 2002. In connection with the Industrial Revenue Bonds, the Company has letters of credit of $11.3 million.

     In 1997, upon the completion of the expansion of the Veracruz, Mexico, tool joint manufacturing facility, the Company recorded the obligation of $16.3 million under its lease to reflect the terms thereof. In December 1998, the lease was terminated in connection with the acquisition of the company that owned the Veracruz, Mexico facility (See Note 2).

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. 5% CONVERTIBLE SUBORDINATED PREFERRED EQUIVALENT DEBENTURES

     In November 1997, the Company completed a private placement of $402.5 million principal amount of 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. The net proceeds from the Debentures were $390.9 million. The Debentures are convertible at a price of $80 per share of Common Stock. The Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Company also has the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at anytime when the Company is not in default in the payment of interest. As evidenced by market transactions, the estimated fair value of the Debentures was $249.6 million and $368.8 million as of December 31, 1998 and December 31, 1997, respectively.

9.   STOCKHOLDERS' EQUITY

AUTHORIZED SHARES

     In May 1998, the Company's Restated Certificate of Incorporation was amended and restated to increase the authorized number of shares of Common Stock from 80.0 million to 250.0 million.

PREFERRED STOCK

     The Company is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock. As of December 31, 1998, none had been issued.

PUBLIC STOCK OFFERINGS

     On July 25, 1996, the Company completed a public offering of 6.9 million shares of Common Stock. The net proceeds of this offering were approximately $100.9 million.

STOCK REPURCHASE PLAN

     In December 1997, the WII Board of Directors instituted a stock repurchase program under which up to $100.0 million of WII common stock could be purchased in open market transactions or in privately negotiated transactions. Pursuant to this program, WII purchased approximately 0.3 million shares of its common stock in December 1997. During 1998, WII purchased approximately 1.0 million shares of its common stock. In connection with the Merger, the stock repurchase program has been discontinued and the repurchased shares retired.

10. STOCK-BASED COMPENSATION

STOCK OPTION PLANS

     The Company has a number of stock option plans pursuant to which directors, officers and other key employees may be granted options to purchase shares of Common Stock at the fair market value on the date of grant.

     The Company has in effect a 1991 Employee Stock Option Plan ("1991 ESO Plan"), 1992 Employee Stock Option Plan ("1992 ESO Plan") and a 1998 Employee Stock Option Plan ("1998 ESO Plan"). Under these plans, options to purchase up to an aggregate of 8.2 million shares of Common Stock may be granted to officers and key employees of the Company (including directors who are also key employees). At December 31, 1998, approximately 2.2 million options were available for granting under such plans.

     The Company maintained a Non-Employee Director Stock Option Plan ("Director Plan"), a non-qualified stock option plan. In 1998, the Director Plan was terminated to the extent that no additional options will be granted.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock options vest after one to three years and expire after ten to thirteen years from the date of grant. Information about the above stock option plans and predecessor plans, for the three years ended December 31, 1998, is set forth below:

                                                                             WEIGHTED
                                                                              AVERAGE
                                               NUMBER          RANGE OF       EXERCISE
                                                 OF            EXERCISE        PRICE
                                               SHARES           PRICES       PER SHARE
                                              ----------  ------------------ ---------
Options outstanding, December 31, 1995.....   2,739,170   $ 4.69    -  $24.70  $12.39
 Granted...................................     882,218    13.07    -   33.73   19.19
 Exercised.................................    (597,121)    5.75    -   21.92   12.41
 Terminated................................    (358,128)   17.58    -   29.98   20.83
                                              ---------
Options outstanding, December 31, 1996.....   2,666,139     4.69    -   33.73   13.61
 Granted...................................     741,613    27.81    -   32.19   29.05
 Exercised.................................    (936,008)    4.69    -   33.73   11.36
 Terminated................................     (47,908)   11.49    -   29.98   24.72
                                             ----------
Options outstanding, December 31, 1997.....   2,423,836     4.69    -   32.19   19.08
 Granted...................................   4,855,423    18.13    -   50.50   20.33
 Exercised.................................  (1,195,584)    7.11    -   40.76   31.40
 Terminated................................     (24,971)   12.67    -   40.76   35.70
                                             ----------
Options outstanding, December 31, 1998.....   6,058,704     4.69    -   50.50   18.96
                                             ==========
Options exercisable as of December 31, 1998   1,327,446     4.69    -   44.01   16.02
                                             ==========

     The 6.1 million options outstanding at December 31, 1998, have a weighted average remaining contractual life of 10.5 years. The 1.3 million options exercisable at December 31, 1998, have a weighted average remaining contractual life of 6.4 years.

PRO FORMA COMPENSATION EXPENSE

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.0% to 7.0%, expected lives of four to seven years, expected volatility of 38% to 52% and no expected dividends. The weighted average fair value of the options granted in 1998, 1997 and 1996 is $11.97, $14.42 and $10.61, respectively.

     Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the year ended December 31, 1998, reflects the pro forma expense associated with the accelerated vesting of options in connection with the Merger. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS No. 123, only the effects of awards granted after January 1, 1995, are considered in the pro forma calculation.


                                     1998                         1997                  1996
                            ----------------------   ------------------------  ----------------------
                            AS REPORTED  PRO FORMA    AS REPORTED   PRO FORMA  AS REPORTED  PRO FORMA
                            -----------  ---------   -------------  ---------  -----------  ---------
Net income (in thousands)....   $64,837    $55,107        $187,763   $183,281     $165,822   $162,933
Basic earnings per share.....      0.67       0.57            1.95       1.91         1.85       1.81
Diluted earnings per share...      0.66       0.56            1.92       1.88         1.82       1.79

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRICTED STOCK PLANS

     WII had a restricted stock plan for certain officers of WII (the "Restricted Plan") and a restricted stock plan for non-employee directors of WII (the "Director Restricted Plan"; collectively, the "Restricted Stock Plans"), pursuant to which shares of Common Stock were granted. Shares granted under the Restricted Stock Plans are subject to certain restrictions on ownership and transferability when granted. Restrictions applicable to shares granted under the Restricted Plan lapse in part based on continued employment and in part based on Company performance. Restrictions applicable to shares granted under the Director Restricted Plan were removed in connection with the Merger and subsequently the plan was terminated. Restrictions related to certain shares granted under the Restricted Plan were also removed as a result of the Merger and subsequently the plan was frozen. In 1998, the Company granted 110,150 shares of restricted stock to directors and officers of the Company. Of these, 75,000 shares were granted pursuant to a separate agreement and are not covered under the Restricted Stock Plans.

     The compensation related to the restricted stock grants is deferred and amortized to expense on a straight-line basis over the period of time the restrictions are in place. The unamortized portion is classified as a reduction of capital in excess of par value in the accompanying Consolidated Balance Sheets.

     The following table provides a summary of restricted stock activity:


                                                                    NON-EMPLOYEE
                                                         EMPLOYEE     DIRECTOR
                                                          SHARES       SHARES
                                                         ---------  ------------
 Restricted shares outstanding, December 31, 1995......    34,332            --
  Granted..............................................    29,450            --
  Restrictions removed.................................   (35,848)           --
                                                         --------   -----------
 Restricted shares outstanding, December 31, 1996......    27,934            --
  Granted..............................................    86,489        10,296
  Restrictions removed.................................   (25,679)           --
                                                         --------   -----------
 Restricted shares outstanding, December 31, 1997......    88,744        10,296
  Granted..............................................   110,150            --
  Restrictions removed.................................  (116,294)      (10,296)
                                                         --------   -----------
 Restricted shares outstanding, December 31, 1998......    82,600            --
                                                         ========   ===========
 Shares available for future grant as of December 31,
  1998...................................................      --            --
                                                         ========   ===========
 Compensation expense (in thousands):
  1998.................................................  $  4,700       $   352
  1997.................................................     1,146           120
  1996.................................................       418            --
 Deferred compensation at December 31 (in thousands):
  1998.................................................  $  1,563       $    --
  1997.................................................     3,095           352

EXECUTIVE DEFERRED COMPENSATION PLAN

     In May 1992, the Company's stockholders approved the Executive Deferred Compensation Stock Ownership Plan (the "EDC Plan"). Under the EDC Plan, a portion of the compensation for certain key employees of the Company and its subsidiaries, including officers and employee directors, can be deferred for payment after retirement or termination of employment.

     The Company has established a grantor trust to fund the benefits under the EDC Plan. The funds provided to such trust are invested by a trustee independent of the Company primarily in Common Stock of the Company which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the Common Stock held by the trust is included in the accompanying Consolidated Statements of Stockholders' Equity as "Treasury Stock, at Cost" and reflected as such on the Consolidated Balance Sheets.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  RETIREMENT AND EMPLOYEE BENEFIT PLANS

     The Company has defined contribution plans covering certain of its employees. Expenses related to these plans totaled $4.4 million, $3.6 million and $3.7 million in 1998, 1997 and 1996, respectively.

     The Company has defined benefit pension plans covering certain U.S. and international employees. The Company has two U.S. plans, one of which was terminated in 1998. The other U.S. plan was acquired as part of the Trico acquisition in December 1997. This plan was frozen on December 31, 1998. With respect to certain international plans, the Company has purchased irrevocable annuity contracts to settle certain benefit obligations. During 1998, the Company terminated one of its international plans. Plan benefits are generally based on years of service and average compensation levels. The Company's funding policy is to contribute, at a minimum, the annual amount required under applicable governmental regulations. Plan assets are invested primarily in equity and fixed income mutual funds.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pension expense related to the Company's defined benefit pension plans included the following components:


                                                   1998     1997    1996
                                                  -------  ------  ------
                                                      (in thousands)
 Service cost--benefits earned during the period  $  822   $ 267   $ 651
 Interest cost on projected benefit obligation..   1,388     386     427
 Expected return on plan assets.................  (1,213)   (391)   (466)
 Net amortization and deferral..................     (19)     48     213
                                                  ------   -----   -----
                                                  $  978   $ 310   $ 825
                                                  ======   =====   =====

     The following table sets forth summaries of the changes in the benefit obligations and plan assets, the funded status of the Company's defined benefit pension plans and the assumptions used in computing such information:


                                                          U.S. PLANS                  NON-U.S. PLANS
                                                     --------------------           ------------------
                                                       1998       1997               1998      1997
                                                     ---------  ---------           -------  ---------
                                                            (in thousands, except percentages)
Change in benefit obligation:
 Projected benefit obligations at beginning of year  $ 17,601   $  1,647            $4,261   $  3,468
 Service cost......................................       634         --               188        267
 Interest cost.....................................     1,244        109               144        277
 Plan participants' contributions..................        --         --                --        104
 Actuarial (gain) loss.............................     2,189        (49)              680        285
 Settlement/curtailment due to plan termination....      (503)        --                --         --
 Acquisition.......................................      (341)    16,002                --         --
 Benefits paid.....................................    (3,155)      (108)           (2,559)      (129)
 Currency translation adjustment...................        --         --                81        (11)
                                                     --------   --------            ------   --------
 Projected benefit obligation at end of year.......  $ 17,669   $ 17,601            $2,795   $  4,261
                                                     ========   ========            ======   ========
Change in plan assets:
 Fair value of plan assets at beginning of year....  $ 17,875   $  1,383            $2,553   $  2,405
 Actual return on plan assets......................     2,432         70              (103)         3
 Employer contribution.............................     1,577        142                --        112
 Plan participants' contributions..................        --         --                --        104
 Acquisition.......................................        --     16,388                --         --
 Benefits paid.....................................    (3,155)      (108)           (2,204)       (71)
 Currency translation adjustment...................        --         --              (246)        --
                                                     --------   --------            ------   --------
 Fair value of plan assets at end of year..........  $ 18,729   $ 17,875            $   --   $  2,553
                                                     ========   ========            ======   ========
Funded status:
 Accumulated benefit obligation less plan assets...  $ (1,060)  $   (274)           $2,034   $    978
 Provision for future salary increases.............        --         --               761        730
                                                     --------   --------            ------   --------
 (Excess) deficit of plan assets over projected
  benefit obligation...............................    (1,060)      (274)            2,795      1,708
 Unrecognized net actuarial gain (loss)............       234       (457)              267        758
 Unrecognized transition obligation................        --         --              (148)       (81)
 Unrecognized prior year service cost..............        --        620              (122)      (124)
                                                     --------   --------            ------   --------
 Accrued (prepaid) benefit costs...................  $   (826)  $   (111)           $2,792     $2,261
                                                     ========   ========            ======   ========
Balance sheet liabilities (assets):
 Prepaid benefit costs.............................  $ (1,663)  $   (386)           $   --   $     --
 Accrued benefit liabilities.......................       837        275             2,792      2,261
                                                     --------   --------            ------   --------
 Accrued (prepaid) benefit costs...................  $   (826)  $   (111)           $2,792   $  2,261
                                                     ========   ========            ======   ========

 Assumed discount rates............................  5.1%-6.8%       7.3%              5.8%  6.0%-8.0%
 Assumed rates of increase in compensation rates...       4.8%  4.0%-4.8%              3.3%  3.7%-5.0%
 Assumed expected long-term rate of return
  on plan assets...................................  5.5%-8.0%       8.0%               --        8.0%

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

     The components of income before income taxes were as follows:


                                                1998      1997      1996
                                              -------  --------  --------
                                                    (in thousands)
 Domestic...................................  $16,772  $202,297  $ 71,354
 Foreign....................................   82,616   102,664    61,320
                                              -------  --------  --------
                                              $99,388  $304,961  $132,674
                                              =======  ========  ========

     The Company's income tax provision (benefit) from continuing operations consisted of the following:


                                         1998       1997     1996
                                       ---------  --------  -------
                                              (in thousands)
 Current
  U.S. federal and state income taxes  $ 21,743   $ 39,623  $14,801
  Foreign............................    33,311     33,106   21,574
                                       --------   --------  -------
   Total Current.....................  $ 55,054   $ 72,729  $36,375
                                       --------   --------  -------
 Deferred
  U.S. federal.......................  $(13,187)  $ 23,405  $ 2,410
  Foreign............................    (7,316)    12,054    1,728
                                       --------   --------  -------
   Total Deferred....................  $(20,503)  $ 35,459  $ 4,138
                                       --------   --------  -------
                                       $ 34,551   $108,188  $40,513
                                       ========   ========  =======

     Total income tax provision (benefit) was recorded as follows:

                                               1998      1997      1996
                                              -------  --------  --------
                                                    (in thousands)
 Income from continuing operations..........  $34,551  $108,188  $40,513
 Discontinued operations....................       --       --     4,022
 Gain on disposal of discontinued operations       --       --    44,600
 Extraordinary charge.......................       --   (5,640)     (394)
                                              -------  --------  -------
                                              $34,551  $102,548  $88,741
                                              =======  ========  =======

     The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income from continuing operations before income taxes for the three years ended December 31, 1998 is analyzed below:

                                                                 1998      1997      1996
                                                               --------  ---------  -------
                                                                      (in thousands)
 Statutory federal income tax rate...........................  $34,786   $106,736   $46,436
 Effect of state income tax (net) and Alternative Minimum Tax    3,420        913     4,228
 Effect of non-deductible expenses...........................    9,054      4,259     2,182
 Change in valuation allowance...............................       --     (8,214)   (9,957)
 Effect of foreign income tax, net...........................   (6,447)     8,214        --
 Foreign losses benefited....................................       --         --      (546)
 Foreign Sales Corporation benefit...........................     (412)      (913)      273
 Benefit of tax dispute settlement...........................       --         --    (3,955)
 Effect of acquisitions  and dispositions....................   (4,548)        --        --
 Other.......................................................   (1,302)    (2,807)    1,852
                                                               -------   --------   -------
                                                               $34,551   $108,188   $40,513
                                                               =======   ========   =======

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations.

     The change in the valuation allowance in 1997 and 1996 primarily relates to the utilization of U.S. net operating losses ("NOL") and tax credit carryforwards and management's assessment that future taxable income will be sufficient to enable the Company to utilize remaining NOL and tax credit carryforwards.

     Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) were as follows:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                               (in thousands)
 Deferred tax assets:
  Domestic and foreign operating losses...................  $  7,852   $ 15,709
  Accrued liabilities and reserves........................    78,532     57,573
  Tax credits.............................................     5,568         --
  Tax benefit transfer leases acquired....................     2,776      3,991
  Other differences between financial and tax basis.......        --      1,126
  Valuation allowance.....................................    (4,716)    (4,716)
                                                            --------   --------
 Total deferred tax assets................................  $ 90,012   $ 73,683
                                                            --------   --------
 Deferred tax liabilities:
  Property and equipment..................................  $(59,442)  $(56,747)
  Unremitted foreign earnings.............................   (10,883)    (6,532)
  Differences between financial and tax basis of inventory    (1,530)   (12,010)
  Goodwill................................................   (20,800)   (13,451)
  Other differences between financial and tax basis.......        --     (4,593)
                                                            --------   --------
 Total deferred tax liability.............................   (92,655)   (93,333)
                                                            --------   --------
 Net deferred tax liability...............................  $ (2,643)  $(19,650)
                                                            ========   ========

     At December 31, 1998, the Company had $10.1 million of U.S. net operating losses which were generated by certain subsidiaries prior to their acquisition. The use of these pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating the losses. These U.S. carryforwards, if not utilized, will expire between 1999 and 2009.

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

13.  DISPUTES, LITIGATION AND CONTINGENCIES

LITIGATION AND OTHER DISPUTES

     The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes and pending litigation, would not have a material adverse effect on the Company's consolidated financial position or its results of operations with or without consideration of insurance coverage.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INSURANCE

     The Company is self-insured for employee health insurance claims and for workers' compensation claims for certain of its employees. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

14.  COMMITMENTS

SALE AND LEASEBACK OF EQUIPMENT

     The Company entered into a sale and leaseback arrangement in December 1998 where it was provided with the right to sell up to $200.0 million of compression units through December 1999 and lease them back over a five year period under an operating lease. Payments under the lease are calculated based on a rate of return on the purchase price and an agreed valuation of the leased compressors. Under the terms of the lease, the Company may repurchase the equipment at any time. The Company has provided for a residual value guarantee at the end of the term of the lease equal to approximately 85.5% of the appraised value of the compression units under lease.

     As of December 31, 1998, the Company had sold compressors under this arrangement, having an appraised value of $119.6 million, and received cash of $100.0 million and a receivable of $19.6 million. The receivable is classified in other current assets on the accompanying Consolidated Balance Sheets as the balance is due on demand. The net book value of the equipment sold was approximately $77.4 million, resulting in a pre-tax gain of $42.2 million, which may be deferred until the end of the lease.

     The lease agreement calls for quarterly payments. The following table provides future minimum lease payments (in thousands) under the aforementioned lease exclusive of any guarantee payments:


  1999.......................................................   $7,491
  2000.......................................................    7,491
  2001.......................................................    7,491
  2002.......................................................    7,491
  2003.......................................................    6,867
                                                               -------
                                                               $36,831
                                                               =======

OTHER OPERATING LEASES

     The Company is committed under various other noncancelable operating leases which primarily relate to office space and equipment.

     Future minimum rental commitments under these noncancelable operating leases are as follows (in thousands):


  1999........................................................  $21,001
  2000........................................................   16,265
  2001........................................................   11,859
  2002........................................................    8,942
  2003........................................................    6,974
  Thereafter..................................................   34,504
                                                                -------
                                                                $99,545
                                                                =======

     Total rent expense incurred under operating leases was approximately $30.0 million, $27.9 million and $26.4 million for the years ended December 31, 1998, 1997, and 1996, respectively.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER COMMITMENTS

     In January 1996, the Company entered into a long-term manufacturing and sales agreement with Oil Country Tubular, Ltd. ("OCTL") pursuant to which OCTL manufactures drill pipe and premium tubulars for the Company on an exclusive basis at OCTL's plant in India.

15. DISCONTINUED OPERATIONS AND DISPOSITIONS

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

     The results of operations for the Mallard Division are reflected in the accompanying Consolidated Statements of Income as "Discontinued Operations, Net of Taxes." Condensed results of the Mallard Division discontinued operations were as follows:

                                                          ELEVEN
                                                       MONTHS ENDED
                                                        NOVEMBER 11,
                                                           1996
                                                      --------------
                                                       (in thousands)
 Revenues...........................................         $81,310
                                                       -------------
 Income before income taxes.........................          11,490
 Provision for income taxes.........................           4,022
                                                      --------------
 Net income.........................................         $ 7,468
                                                      ==============

     During 1997 and 1996, the Company also sold certain non-core businesses. Cash proceeds from these transactions totaled $68.8 million and $19.2 million in 1997 and 1996, respectively.

16.  RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of $3.1 million, $2.7 million and $2.2 million during 1998, 1997 and 1996, respectively, with a law firm in which a former director and a current executive officer of the Company were partners.

     In 1998, the Company paid Lehman Brothers Inc., an affiliate of Lehman Brothers Holding Inc., a major stockholder of the Company, approximately $3.0 million for fees associated with the Merger. In 1997, the Company paid approximately $2.0 million for dealer management fees associated with the Tender Offer of the Senior Notes and the Debenture offering. The Company incurred fees of approximately $6.7 million associated with the Company's public offering and the disposition of the Mallard Division in 1996. The fee arrangements associated with these transactions were on terms standard in the industry.

17.  SUBSEQUENT EVENTS

     In February 1999, the Company completed a joint venture with GE Capital Corporation ("GE Capital") in which the Company's compression services operations were combined with GE Capital's Global Compression Services operations. The joint venture is known as Weatherford Global Compression. The Company owns 64% of the joint venture and GE Capital owns 36%. The Company has the right to acquire GE Capital's interest at anytime at a price equal to the greater of a market determined third party valuation or book value. GE Capital also has the right to require the Company to purchase its interest at anytime after February 2001 at a market determined third party valuation as well as request a public offering of its interest after that date, if we have not purchased its interest by that time.

     On February 8, 1999, the Company completed the acquisition of Christiana Companies, Inc. for approximately 4.0 million shares of Common Stock and $20.0 million cash. In the acquisition, the Company acquired through Christiana (1)
4.0 million shares of the Company's Common Stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. The
4.0 million shares of Common Stock acquired will be classified as treasury stock. Because the number of shares of Common Stock issued in the Christiana acquisition approximated the number of shares of Common Stock held by Christiana prior to the acquisition, the Christiana acquisition had no material effect on the outstanding number of shares of Common Stock or net equity of the Company.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  SEGMENT INFORMATION

BUSINESS SEGMENTS

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. In 1998, the Company redefined its business segments into four separate groups: completion and oilfield services, artificial lift systems, compression services, and drilling products. The following information has been restated to reflect this regrouping.

     The Company's completion and oilfield services segment provides fishing and downhole services, well installation services, well completion systems and equipment rental.

     The Company's artificial lift systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift equipment, gas lift equipment electrical submersible pumps and hydraulic lift equipment.

     The Company's compression services segment manufactures, packages, rents and sells parts and services for gas compressor units over a broad horsepower range.

     The Company's drilling products segment manufactures drill stem products, premium engineered connections, premium tubulars and marine and subsea connectors and related accessories.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Financial information by industry segment for each of the three years ended December 31, 1998, is summarized below.


                                 COMPLETION
                                AND OILFIELD   ARTIFICIAL   COMPRESSION       DRILLING
                                  SERVICES    LIFT SYSTEMS  SERVICES          PRODUCTS  CORPORATE    TOTAL
                                ------------  ------------  --------          --------  ---------  ----------
                                                               (in thousands)
1998
 Revenues from unaffiliated
  customers...................     $ 848,219     $329,196   $177,481          $655,758  $ --       $2,010,654
 EBITDA, before merger costs
  and other charges (a).......       275,194       40,760     41,671           182,334   (25,179)     514,780
 Merger costs and other
  charges (b).................        44,955       40,800      1,500            34,950    72,795      195,000
 Depreciation and amortization        94,718       19,183     23,079            31,951     1,801      170,732
 Operating income (loss)......       135,521      (19,223)    17,092           115,433   (99,775)     149,048
 Total assets.................     1,007,399      592,370    388,220           764,807    78,919    2,831,715
 Capital expenditures for
  property, plant, and
   equipment..................       107,661       20,946     32,465            42,052     2,755      205,879
 Non-cash portion of merger
  costs and other charges.....        39,481       30,367      1,500            30,500    22,747      124,595
1997
 Revenues from unaffiliated
  customers...................     $ 929,001     $249,476   $178,897          $611,715  $ --       $1,969,089
 EBITDA (a) ..................       301,550       31,736     36,440           144,440   (35,243)     478,923
 Depreciation and amortization        86,138        8,944     21,666            23,610     2,573      142,931
 Operating income (loss)......       215,412       22,792     14,774           120,830   (37,816)     335,992
 Total assets.................       919,198      622,853    441,759           674,388    79,712    2,737,910
 Capital expenditures for
  property, plant, and
   equipment..................       121,422       20,213     35,705            32,682     2,970      212,992
1996
 Revenues from unaffiliated
  customers...................     $ 824,639     $150,816   $154,503          $337,312   $    --   $1,467,270
 EBITDA (a) (c)...............       226,914       17,532     31,387            53,619   (38,521)     290,931
 Depreciation and amortization        80,582        5,865     23,554            11,046       783      121,830
 Operating income (loss) (c)..       146,332       11,667      7,833            42,573   (39,304)     169,101
 Total assets.................       952,445      199,615    414,969           386,245   290,359    2,243,633
 Capital expenditures for
  property, plant, and
   equipment..................       119,201        8,732     30,392            14,332        68      172,725

     (a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization, excluding the impact of merger costs and other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     (b) Includes inventory write-downs of $50.9 million which have been classified as cost of products in the accompanying Consolidated Statements of Income.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (c) During 1996, the Company incurred a charge of $5.8 million associated with plant closures. Of this charge, $4.3 million related to the closure of a tool joint facility within the drilling products segment and $1.5 million related to the closure of a packer facility within the completion and oilfield services segment. EBIDTA and operating income for 1996 for the drilling products and completion and oilfield services segments include accruals included within the $5.8 million charge of $1.5 million and $0.5 million, respectively, for such plant closures.

FOREIGN OPERATIONS AND EXPORT SALES

     Financial information by geographic segment for each of the three years ended December 31, 1998, is summarized below. Revenues are attributable to countries based on the location of the entity selling products. Long-lived assets are long-term assets excluding deferred tax assets of $16.7 million, $12.8 million, and $18.9 million for 1998, 1997, and 1996, respectively.


                            UNITED                       LATIN
                            STATES       CANADA         AMERICA         EUROPE         AFRICA         OTHER           TOTAL
                          ----------  -------------  --------------  -------------  ------------  -------------  ---------------
                                                                      (in thousands)
1998
 Revenues from
  unaffiliated customers  $1,181,948       $265,229        $138,761       $167,285       $91,307       $166,124       $2,010,654
 Long-lived assets......     950,617        306,490         204,700        151,383        37,758         81,637        1,732,585
1997
 Revenues from
  unaffiliated customers  $1,205,633       $257,478        $118,762       $149,223       $70,037       $167,956       $1,969,089
 Long-lived assets......   1,060,871        133,309         174,845        143,831        15,341         62,874        1,591,071
1996
 Revenues from
  unaffiliated customers  $  928,956       $143,610         $74,109       $148,094       $72,457       $100,044       $1,467,270
 Long-lived assets......     784,438         66,342         100,901        145,811        14,037         51,382        1,162,911

MAJOR CUSTOMERS AND CREDIT RISK

     Substantially all of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds; result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies or are secured by letters of credit or similar arrangements.

     In 1998, 1997, and 1996 there was no individual customer who accounted for 10% of consolidated revenues.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tabulation sets forth unaudited quarterly financial data for 1998 and 1997.


                                 1ST QTR.         2ND QTR.            3RD QTR.         4TH QTR.               TOTAL
                                 --------         ---------           --------         ---------         ---------------
                                                      (in thousands, except per share amounts)
1998
 Revenues......................  $570,520   (1)   $530,833            $482,454         $426,847          $2,010,654
 Gross Profit..................   186,162   (1)    167,118   (1) (2)   148,259   (1)     82,330    (2)      583,869
 Selling, General and
  Administrative...............    76,911   (1)     71,629   (1)        69,458   (1)     75,405             293,403
 Merger Costs and Other Charges        --          107,647   (1) (2)        --           36,450    (2)      144,097
 Operating Income..............   110,031   (1)    (11,373)  (1)        79,477          (29,087)            149,048
 Net Income....................    61,143          (14,891)  (2)        42,754          (24,169)   (2)       64,837
 Basic EPS:
  Net Income...................  $   0.63         $  (0.15)           $   0.44         $  (0.25)         $     0.67
 Diluted EPS:
  Net Income...................      0.63            (0.15)               0.44            (0.25)               0.66
1997
 Revenues......................  $431,253         $476,999            $509,718         $551,119          $1,969,089
 Gross Profit..................   121,696   (1)    135,840   (1)       153,552   (1)    169,614    (1)      580,702  (1)
 Selling, General and
  Administrative...............    55,217   (1)     60,678   (1)        61,971   (1)     69,426    (1)      247,292  (1)
 Operating Income..............    66,988           75,705              92,283          101,016             335,992
 Income from Continuing
  Operations...................    37,903           45,741              53,726           59,403             196,773
 Net Income....................    37,903           45,741              53,726           50,393    (3)      187,763
 Basic EPS:
  Income from Continuing
   Operations..................  $   0.40         $   0.48            $   0.56         $   0.61          $     2.04
  Net Income...................      0.40             0.48                0.56             0.52    (3)         1.95
 Diluted EPS:
  Income from Continuing
   Operations..................      0.39             0.47                0.55             0.60                2.01
  Net Income...................      0.39             0.47                0.55             0.51    (3)         1.92

(1) The first, second, and third quarters of 1998 and all quarters of 1997 have been restated from amounts previously reported in the Company's respective Forms 10-Q and Amendment No. 1 to Form 8-K filed July 21, 1998 to reclassify certain amounts to conform to current year presentation.

(2) The Company incurred $120.0 million and $75.0 million of pre-tax merger and other costs in the second and fourth quarters of 1998, respectively. The effect of these charges, net of tax, in the second and fourth quarters was $78.0 and $48.8 million, respectively. Of these charges, $12.4 million and $38.5 million related to the write-off of inventory and have been classified as cost of products in the accompanying Consolidated Statements of Income.

(3) Includes the extraordinary charge, net of taxes, of approximately $9.0 million related to the repayment of the Senior Notes in the fourth quarter of 1997.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

    Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to General Instruction G(3), information on certain relationships and related transactions is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report or incorporated herein by reference:

              1. The consolidated financial statements of the Company are listed on page 42 of this report.

              2. The financial statement schedule is listed on page 42 of this report.

              3. The exhibits of the Company are listed below under Item 14(c).

         (b) Reports on Form 8-K

              1. Current Report on Form 8-K/A filed on December 10, 1998, amending Current Report on Form 8-K/A filed on July 16, 1998, and amending Current Report on Form 8-K dated June 15, 1998, reporting the Company's (i) Management's Discussion and Analysis of Financial Condition and Results of Operations on a restated basis and (ii) supplemental restated financial statements as of December 31, 1997 and 1996 and for the three years ended December 31, 1997.

              2. Current Report on Form 8-K dated October 22, 1998, announcing the Company's earnings for the quarter ended September 30, 1998.

         (c) Exhibits

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

            2.3 Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed April 23, 1998).

            2.4 Share Purchase Agreement made and entered into as of January 30, 1998, by and among the shareholders of Nika Enterprises Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools Canada Ltd., an Alberta corporation (incorporated by reference to Exhibit No. 2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

            2.5 Agreement and Plan of Merger dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed December 31, 1997).

            2.6 Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Companies, Inc., Total Logistic Control, LLC and C2, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed December 31, 1997).

            2.7 Letter Agreement dated December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to Exhibit No.
                  2.3 to Form 8-K, File 1-13086, filed December 31, 1997).

            2.8 Amended and Restated Arrangement Agreement by and between Taro Industries Limited, and EVI, Inc. and 756745 Alberta Ltd. and 759572 Alberta Ltd. dated as of December 5, 1997 (incorporated by reference to Exhibit No. 2.4 to Form 8-K, File 1-13086, filed December 31, 1997).

            2.9 Stock Purchase Agreement dated as of October 9, 1997, between EVI, Inc. and PACCAR Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed October 21,
                  1997).

            2.10 Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of BMW Pump Inc., the shareholder of Makelki Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta Ltd., the shareholders of 391862 Alberta Ltd. and EVI, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed October 21, 1997).

            2.11 Agreement and Plan of Merger dated as of July 16, 1997, as amended, by and among XLS Holding, Inc., EVI, Inc. and GPXL, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed August 26, 1997).

            2.12 Stock Purchase Agreement dated as of February 21, 1997, among Seigo Arai, Kanematsu USA Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed March 17, 1997).

            2.13 Agreement and Plan of Merger dated as of December 5, 1996, among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and New GulfMark International, Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File 1-13086, filed December 26, 1996).

            2.14 Agreement and Plan of Distribution dated as of December 5, 1996, by and among GulfMark International, Inc., New GulfMark International, Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed December 26, 1996).

            2.15 First Amendment to Agreement and Plan of Merger dated as of March 27, 1997, by and among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and GulfMark Offshore, Inc. (incorporated by reference to Exhibit No. 2.3 to the Registration Statement on Form S-4, as amended (Reg. No. 333-24133)).

            2.16 Stock Purchase Agreement dated as of September 14, 1996, by and among Parker Drilling Company and Energy Ventures, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, File 1-13086, filed October 3, 1996).

            2.17 Agreement and Plan of Merger dated as of June 20, 1996 between Energy Ventures, Inc., TCA Acquisition, Inc. and Tubular Corporation of America (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File 1-13086, filed June 24,
                  1996).

            2.18 Amendment No. 1 dated as of May 26, 1998, to the Agreement and Plan of Merger dated as of December 12, 1997 and to the Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc., C2, Inc. and Total Logistic Control, LLC (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-4, as amended (Reg. No. 333-58741)).

            2.19 Amended and Restated Agreement and Plan of Merger among Weatherford International, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. dated as of October 14, 1998 (incorporated by reference to Exhibit No.
                  2.19 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

            2.20 Amendment No. 2 to Logistic Purchase Agreement by and among Weatherford International, Inc., Total Logistic Control, LLC, Christiana Companies, Inc. and C2, Inc. dated as of October 12, 1998 (incorporated by reference to Exhibit No. 2.20 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

            2.21 Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, by and among Weatherford International, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. dated as of January 5, 1999 (incorporated by reference to Exhibit No. 2.21 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

            2.22 Amendment No. 3 to Logistic Purchase Agreement, by and among Weatherford International, Inc., Total Logistic Control, LLC, Christiana Companies, Inc. and C2, Inc. dated as of January 5, 1999 (incorporated by reference to Exhibit No. 2.22 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

           +3.1   Amended and Restated Certificate of Incorporation of the
                  Company.

            3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit No. 3.2 to Form 8-K, File 1-13086, filed June 2, 1998).

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

            4.6 Indenture dated March 15, 1994, among Energy Ventures, Inc., as Issuer, the Subsidiary Guarantors party thereto, as Guarantors, and Chemical Bank, as Trustee (incorporated by reference to Form 8-K, File 1-13086, filed April 5, 1994).

            4.7 Specimen 10 1/4% Senior Note due 2004 of Energy Ventures, Inc. (incorporated by reference to Form 8-K, File 1-13086, filed April 5, 1994).

            4.8 First Supplemental Indenture by and among Energy Ventures, Inc., Prideco, Inc. and Chemical Bank, as trustee, dated June 30, 1995 (incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-3 (Reg. No. 33-61933)).

            4.9 Second Supplemental Indenture by and among Energy Ventures, Inc., EVI Arrow, Inc., EVI Watson, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of December 6, 1996 (incorporated by reference to Exhibit 4.6 to Form 10-K, File 1-13086, filed March 20, 1997).

            4.10 Third Supplemental Indenture by and among EVI, Inc., Ercon, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of May 1, 1997 (incorporated by reference to Exhibit 99.2 to Form 8-K, File 1-13086, filed October 27,
                  1997).

            4.11 Fourth Supplemental Indenture by and among EVI, Inc., XLS Holding, Inc., XL Systems, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of August 25, 1997 (incorporated by reference to Exhibit 99.3 to Form 8-K, File 1-13086, filed October 27, 1997).

            4.12 Fifth Supplemental Indenture by and between EVI, Inc. and The Chase Manhattan Bank dated as of December 12, 1997 (including the Form of Note and Form of Exchange Note) (incorporated by reference to Exhibit 4.1 to Form 8-K, File 1-13086, filed December 31, 1997).

            4.13 Indenture dated as of October 15, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit No. 4.13 to the Registration Statement on Form S-3 (Reg. No. 333-45207)).

            4.14 First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (including form of Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File 1-13086, filed November 5,
                  1997).

            4.15 Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Lehman Brothers Inc., Prudential Securities Incorporated and Schroder & Co. Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K, File 1-13086, filed November 5, 1997).

            4.16 Participation Agreement dated December 8, 1998 by and among Weatherford Enterra Compression Company, L.P., ABN AMRO Bank N.V., as Administrative Agent, Arranger and Syndication Agent, Chase Bank of Texas, National Association, and the Lessors listed on Schedule I thereto (incorporated by reference to Exhibit No. 4.16 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

            4.17 Master Lease Intended as Security dated as of December 8, 1998 between Weatherford Enterra Compression Company, L.P., as Lessee, and ABN AMRO Bank N.V., as Administrative Agent for the Lessors (incorporated by reference to Exhibit No.
                  4.17 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

            4.18 Guaranty Agreement dated as of December 8, 1998 between Weatherford International, Inc. and ABN AMRO Bank N.V., as Administrative Agent for the Lessors (incorporated by reference to Exhibit No. 4.18 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

           *10.1 Weatherford Enterra, Inc. Non-Employee Director Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Weatherford Enterra Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).

           *10.2 Weatherford Enterra, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-8 (Reg. No. 333-53633)).

           *10.3 Weatherford International Incorporated 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

           *10.4 Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

           *10.5 Weatherford Enterra, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-8 (Reg. No. 333-53633)).

           *10.6 Weatherford Enterra, Inc. Restricted Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit
                  10.6 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

           *10.7 Amended and Restated Change of Control Agreement with Jon Nicholson (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

           *10.8 Change of Control Agreement with Randall D. Stilley (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-17867)).

           *10.9 Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)); and Randall D. Stilley (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-17867)).

          *10.10 Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to Form 10-Q, File 1-13086, filed August 14, 1998).

          *10.11 Energy Ventures, Inc. Executive Deferred Compensation Stock Ownership Plan and related Trust Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed November 16,
                  1992).

          *10.12 First Amendment to Energy Ventures, Inc. Executive Deferred Compensation Stock Ownership Plan dated June 28, 1993 (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-8 (Reg. No. 33-65790)).

          *10.13 Energy Ventures, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Form 10-Q, File 1-13086, filed November 16, 1992).

          *10.14 Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed August 8, 1991).

          *10.15 Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531)).

          *10.16 Energy Ventures, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

          *10.17 Form of Stock Option Agreement under the Company's Employee Stock Option Plan (incorporated by reference to Exhibit No.
                  4.2 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

          *10.18 Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit No. 10.1 to Form 10-Q, File 1-13086, filed August 12, 1995).

          *10.19 Employment Agreements with each of Bernard J. Duroc-Danner, James G. Kiley, Frances R. Powell, John C. Coble and Robert Stiles (incorporated by reference to Exhibit No. 10.9 to Form 10-K, File 1-13086, filed March 27, 1998).

          *10.20 Employment Agreement dated March 16, 1998, between EVI, Inc. and Curtis W. Huff (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13086)).

         +*10.21 Employment Agreements with Donald R. Galletly, E. Lee Colley, III, Jon R. Nicholson and Randall D. Stilley.

         +*10.22 Weatherford International, Inc. 1998 Employee Stock Option Plan, including form of agreement for officers.

         +*10.23 Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998.

         +*10.24 Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998.

         +*10.25  Weatherford International, Inc. 401(k) Savings Plan.

           10.26 Manufacturing and Sales Agreement dated as of January 1, 1996, by and between Grant Prideco, S.A. and Oil Country Tubular Limited (incorporated by reference to Exhibit No.
                  10.34 to Form 10-K, File 1-13086, filed March 20, 1996).

           10.27 Amended and Restated Lease Agreement dated May 3, 1996, between Baker Hughes Oilfield Operations, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit No. 10.14 to Form 10-K, as amended by Form 10-K/A, File 1-13086, filed March 24, 1997).

           10.28 Formation Agreement dated as of February 2, 1999, by and among Weatherford International, Inc., Weatherford Enterra Compression Company, L.P., General Electric Capital Corporation and Global Compression Services, Inc. (incorporated by reference to Exhibit No. 10.1 to Form 8-K, File 1-13086, filed February 5, 1999).

           10.29 Limited Partnership Agreement of Weatherford Global Compression Services, L.P. dated as of February 2, 1999, by and among Weatherford Global Compression Holding, L.L.C., Weatherford Enterra Compression Company, L.P. and Global Compression Services, Inc. (incorporated by reference to Exhibit No. 10.2 to Form 8-K, File 1-13086, filed February 5,
                  1999).

           10.30 Limited Liability Company Agreement of Weatherford Global Compression Holding, L.L.C. dated as of February 2, 1999, by and between Weatherford Enterra Compression Company, L.P. and Global Compression Services, Inc. (incorporated by reference to Exhibit No. 10.3 to Form 8-K, File 1-13086, filed February 5, 1999).

           10.31 Registration Rights Agreement dated as of February 2, 1999, among Weatherford Global Compression Services, L.P., Weatherford Enterra Compression Company, L.P. and Global Compression Services, Inc. (incorporated by reference to Exhibit No. 10.4 to Form 8-K, File 1-13086, filed February 5,
                  1999).

           10.32 The Woodward, Oklahoma lease agreements as amended (incorporated by reference to Exhibit No. 10.32 to Form 10-K, File 1-13086, filed March 23, 1995).

           +21.1  Subsidiaries of Weatherford International, Inc.

           +23.1  Consent of Arthur Andersen LLP.

           +27.1  Financial Data Schedule.

================================

           *      Management Contract or Compensatory Plan or Arrangement

           +      Filed herewith

           As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries, because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any of such instruments to the Securities and Exchange Commission upon request.

           We agree to furnish to any requesting stockholder a copy of any of the above named exhibits upon the payment of our reasonable expenses of obtaining, duplicating and mailing the requested exhibits. All requests for copies of exhibits should be made in writing to our Investor Relations Department at 515 Post Oak Blvd., Suite 600, Houston, TX 77027.

       (d) Financial Statement Schedule

                                  SCHEDULE II

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                    ADDITIONS
                                                            -----------------------
                                                BALANCE AT  CHARGED TO                            BALANCE AT
                                                BEGINNING   COSTS AND                               END OF
           DESCRIPTION                          OF PERIOD   EXPENSES    COLLECTIONS   DEDUCTIONS    PERIOD
           -----------                          ---------   ---------   -----------   ----------   ---------
                                                                      (in thousands)
YEAR ENDED DECEMBER 31, 1998:
   Allowance for uncollectible accounts
     receivable .............................   $  23,473   $   2,397   $     679     $  (6,785)   $  19,764
YEAR ENDED DECEMBER 31, 1997:
   Allowance for uncollectible accounts
     receivable .............................   $  16,824   $  13,248   $     112     $  (6,711)   $  23,473
YEAR ENDED DECEMBER 31, 1996:
   Allowance for uncollectible accounts
     receivable .............................   $  16,304   $   4,608   $       4     $  (4,092)   $  16,824


All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 29, 1999.

                                     WEATHERFORD INTERNATIONAL, INC.



                                     By: /s/ Bernard J. Duroc-Danner
                                        ---------------------------------------
                                             Bernard J. Duroc-Danner
                                         President, Chief Executive Officer,
                                         Chairman of the Board and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                                            Title                                 Date
                ---------                                            -----                                 ----

             /s/ Bernard J. Duroc-Danner              President, Chief Executive Officer, Chairman       March 29, 1999
  -------------------------------------------         of the Board and Director,
             Bernard J. Duroc-Danner                  (Principal Executive Officer and
                                                      Principal Financial Officer)


              /s/ Frances R. Powell                   Vice President, Accounting and Controller          March 29, 1999
  --------------------------------------------        (Principal Accounting Officer)
                Frances R. Powell


              /s/ David J. Butters                    Director                                           March 29, 1999
  --------------------------------------------
                David J. Butters


              /s/ Sheldon B. Lubar                    Director                                           March 29, 1999
  --------------------------------------------
                Sheldon B. Lubar


              /s/ Robert B. Millard                   Director                                           March 29, 1999
  --------------------------------------------
                Robert B. Millard


               /s/ Robert A. Rayne                    Director                                           March 29, 1999
  --------------------------------------------
                 Robert A. Rayne


              /s/ Philip Burguieres                   Director                                           March 29, 1999
  --------------------------------------------
                Philip Burguieres


             /s/ William E. Macaulay                  Director                                           March 29, 1999
  --------------------------------------------
               William E. Macaulay


            /s/ Robert K. Moses, Jr.                  Director                                           March 29, 1999
  --------------------------------------------
              Robert K. Moses, Jr.



NUMBER              EXHIBITS
------              --------
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

2.3           Amendment No. 2 dated as of April 22, 1998, to the Agreement and
              Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed
              April 23, 1998).

2.4 Share Purchase Agreement made and entered into as of January 30, 1998, by and among the shareholders of Nika Enterprises Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools Canada Ltd., an Alberta corporation (incorporated by reference to Exhibit No. 2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

2.5 Agreement and Plan of Merger dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana
              Companies, Inc. and C2, Inc. (incorporated by reference to
              Exhibit No. 2.1 to Form 8-K, File 1-13086, filed December 31,
              1997).

2.6           Agreement dated as of December 12, 1997, by and among EVI, Inc.,
              Christiana Companies, Inc., Total Logistic Control, LLC and C2,
              Inc. (incorporated by reference to Exhibit No. 2.2 to Form 8-K,
              File 1-13086, filed December 31, 1997).

2.7           Letter Agreement dated December 12, 1997, by and among EVI, Inc.,
              Christiana Acquisition, Inc., Christiana Companies, Inc. and C2,
              Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K,
              File 1-13086, filed December 31, 1997).

2.8           Amended and Restated Arrangement Agreement by and between Taro
              Industries Limited, and EVI, Inc. and 756745 Alberta Ltd. and
              759572 Alberta Ltd. dated as of December 5, 1997 (incorporated by reference to Exhibit No. 2.4 to Form 8-K, File 1-13086, filed
              December 31, 1997).

2.9           Stock Purchase Agreement dated as of October 9, 1997, between
              EVI, Inc. and PACCAR Inc. (incorporated by reference to Exhibit
              No. 2.1 to Form 8-K, File 1-13086, filed October 21, 1997).

2.10 Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of BMW Pump Inc., the shareholder of Makelki
              Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta Ltd., the shareholders of 391862
              Alberta Ltd. and EVI, Inc. (incorporated by reference to Exhibit
              No. 2.2 to Form 8-K, File 1-13086, filed October 21, 1997).

2.11 Agreement and Plan of Merger dated as of July 16, 1997, as amended, by and among XLS Holding, Inc., EVI, Inc. and GPXL, Inc.
              (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File
              1-13086, filed August 26, 1997).

2.12          Stock Purchase Agreement dated as of February 21, 1997, among
              Seigo Arai, Kanematsu USA Inc. and Energy Ventures, Inc.
              (incorporated by reference to Exhibit No. 2.1 to Form 8-K, File
              1-13086, filed March 17, 1997).

2.13          Agreement and Plan of Merger dated as of December 5, 1996, among
              Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark
              International, Inc. and New GulfMark International, Inc.
              (incorporated by reference to Exhibit No. 2.2 to Form 8-K, File
              1-13086, filed December 26, 1996).


NUMBER              EXHIBITS
------              --------
2.14          Agreement and Plan of Distribution dated as of December 5, 1996, by and among GulfMark International, Inc., New GulfMark
              International, Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit No. 2.3 to Form 8-K, File 1-13086, filed
              December 26, 1996).

2.15          First Amendment to Agreement and Plan of Merger dated as of March
              27, 1997, by and among Energy Ventures, Inc., GulfMark
              Acquisition Co., GulfMark International, Inc. and GulfMark
              Offshore, Inc. (incorporated by reference to Exhibit No. 2.3 to the Registration Statement on Form S-4, as amended (Reg. No.
              333-24133)).

2.16 Stock Purchase Agreement dated as of September 14, 1996, by and among Parker Drilling Company and Energy Ventures, Inc.
              (incorporated by reference to Exhibit 2.1 to Form 8-K, File
              1-13086, filed October 3, 1996).

2.17          Agreement and Plan of Merger dated as of June 20, 1996 between
              Energy Ventures, Inc., TCA Acquisition, Inc. and Tubular
              Corporation of America (incorporated by reference to Exhibit No.
              2.1 to Form 8-K, File 1-13086, filed June 24, 1996).

2.18          Amendment No. 1 dated as of May 26, 1998, to the Agreement and
              Plan of Merger dated as of December 12, 1997 and to the Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana
              Acquisition, Inc., Christiana Companies, Inc., C2, Inc. and Total
              Logistic Control, LLC (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-4, as amended (Reg. No.
              333-58741)).

2.19          Amended and Restated Agreement and Plan of Merger among
              Weatherford International, Inc., Christiana Acquisition, Inc.,
              Christiana Companies, Inc. and C2, Inc. dated as of October 14,
              1998 (incorporated by reference to Exhibit No. 2.19 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

2.20          Amendment No. 2 to Logistic Purchase Agreement by and among
              Weatherford International, Inc., Total Logistic Control, LLC,
              Christiana Companies, Inc. and C2, Inc. dated as of October 12,
              1998 (incorporated by reference to Exhibit No. 2.20 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

2.21          Amendment No. 1 to Amended and Restated Agreement and Plan of
              Merger, by and among Weatherford International, Inc., Christiana
              Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. dated as of January 5, 1999 (incorporated by reference to Exhibit No.
              2.21 to the Registration Statement on Form S-4 (Reg. No.
              333-65663)).

2.22          Amendment No. 3 to Logistic Purchase Agreement, by and among
              Weatherford International, Inc., Total Logistic Control, LLC,
              Christiana Companies, Inc. and C2, Inc. dated as of January 5,
              1999 (incorporated by reference to Exhibit No. 2.22 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

+3.1          Amended and Restated Certificate of Incorporation of the Company.

3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit No. 3.2 to Form 8-K, File 1-13086, filed
              June 2, 1998).

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



NUMBER              EXHIBITS
------              --------
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

4.6           Indenture dated March 15, 1994, among Energy Ventures, Inc., as
              Issuer, the Subsidiary Guarantors party thereto, as Guarantors, and Chemical Bank, as Trustee (incorporated by reference to Form
              8-K, File 1-13086, filed April 5, 1994).

4.7           Specimen 10 1/4% Senior Note due 2004 of Energy Ventures, Inc.
              (incorporated by reference to Form 8-K, File 1-13086, filed April
              5, 1994).

4.8           First Supplemental Indenture by and among Energy Ventures, Inc.,
              Prideco, Inc. and Chemical Bank, as trustee, dated June 30, 1995
              (incorporated by reference to Exhibit No. 4.4 to the Registration
              Statement on Form S-3 (Reg. No. 33-61933)).

4.9           Second Supplemental Indenture by and among Energy Ventures, Inc.,
              EVI Arrow, Inc., EVI Watson, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of December 6, 1996 (incorporated by reference to Exhibit 4.6 to Form 10-K, File 1-13086, filed
              March 20, 1997).

4.10          Third Supplemental Indenture by and among EVI, Inc., Ercon, Inc.
              and The Chase Manhattan Bank, as trustee, dated effective as of May 1, 1997 (incorporated by reference to Exhibit 99.2 to Form
              8-K, File 1-13086, filed October 27, 1997).

4.11          Fourth Supplemental Indenture by and among EVI, Inc., XLS
              Holding, Inc., XL Systems, Inc. and The Chase Manhattan Bank, as trustee, dated effective as of August 25, 1997 (incorporated by reference to Exhibit 99.3 to Form 8-K, File 1-13086, filed
              October 27, 1997).

4.12          Fifth Supplemental Indenture by and between EVI, Inc. and The
              Chase Manhattan Bank dated as of December 12, 1997 (including the
              Form of Note and Form of Exchange Note) (incorporated by reference to Exhibit 4.1 to Form 8-K, File 1-13086, filed
              December 31, 1997).

4.13          Indenture dated as of October 15, 1997, between EVI, Inc. and The
              Chase Manhattan Bank, as Trustee (incorporated by reference to
              Exhibit No. 4.13 to the Registration Statement on Form S-3 (Reg.
              No. 333-45207)).

4.14 First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee
              (including form of Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File 1-13086, filed November 5, 1997).

4.15 Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated, Donaldson,
              Lufkin & Jenrette Securities Corporation, Credit Suisse First
              Boston Corporation, Lehman Brothers Inc., Prudential Securities
              Incorporated and Schroder & Co. Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K, File 1-13086, filed November 5,
              1997).


NUMBER              EXHIBITS
------              --------
4.16          Participation Agreement dated December 8, 1998 by and among
              Weatherford Enterra Compression Company, L.P., ABN AMRO Bank
              N.V., as Administrative Agent, Arranger and Syndication Agent,
              Chase Bank of Texas, National Association, and the Lessors listed on Schedule I thereto (incorporated by reference to Exhibit No.
              4.16 to the Registration Statement on Form S-4 (Reg. No.
              333-65663)).

4.17 Master Lease Intended as Security dated as of December 8, 1998 between Weatherford Enterra Compression Company, L.P., as Lessee, and ABN AMRO Bank N.V., as Administrative Agent for the Lessors
              (incorporated by reference to Exhibit No. 4.17 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

4.18          Guaranty Agreement dated as of December 8, 1998 between
              Weatherford International, Inc. and ABN AMRO Bank N.V., as
              Administrative Agent for the Lessors (incorporated by reference to Exhibit No. 4.18 to the Registration Statement on Form S-4
              (Reg. No. 333-65663)).

*10.1         Weatherford Enterra, Inc. Non-Employee Director Stock Option
              Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Weatherford Enterra Inc.'s Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).

*10.2 Weatherford Enterra, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-8 (Reg. No. 333-53633)).

*10.3 Weatherford International Incorporated 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

*10.4 Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

*10.5         Weatherford Enterra, Inc. Amended and Restated Employee Stock
              Purchase Plan (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-8 (Reg. No.
              333-53633)).

*10.6 Weatherford Enterra, Inc. Restricted Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.6 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

*10.7         Amended and Restated Change of Control Agreement with Jon
              Nicholson (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

*10.8 Change of Control Agreement with Randall D. Stilley (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s
              Annual Report on Form 10-K for the year ended December 31, 1997
              (File No. 1-17867)).

*10.9         Indemnification Agreements with Robert K. Moses, Jr.
              (incorporated by reference to Exhibit 10.10 to Weatherford
              Enterra, Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1987 (File No. 1-7867)); Philip Burguieres
              (incorporated by reference to Exhibit 10.4 to Weatherford
              Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay
              (incorporated by reference to Exhibit 10.2 to Weatherford
              Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); Jon Nicholson
              (incorporated by reference to Exhibit 10.2 to Weatherford
              Enterra, Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1996 (File No. 1-7867)); and Randall D. Stilley
              (incorporated by reference to Exhibit 10.1 to Weatherford
              Enterra, Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1997 (File No. 1-17867)).


NUMBER              EXHIBITS
------              --------
*10.10        Employment Agreement dated as of June 15, 1998, between EVI
              Weatherford, Inc. and Philip Burguieres (incorporated by
              reference to Exhibit No. 10.9 to Form 10-Q, File 1-13086, filed
              August 14, 1998).

*10.11        Energy Ventures, Inc. Executive Deferred Compensation Stock
              Ownership Plan and related Trust Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed November 16, 1992).

*10.12        First Amendment to Energy Ventures, Inc. Executive Deferred
              Compensation Stock Ownership Plan dated June 28, 1993
              (incorporated by reference to Exhibit No. 4.3 to the Registration
              Statement on Form S-8 (Reg. No. 33-65790)).

*10.13        Energy Ventures, Inc. Non-Employee Director Deferred Compensation
              Plan (incorporated by reference to Form 10-Q, File 1-13086, filed
              November 16, 1992).

*10.14        Energy Ventures, Inc. 1991 Non-Employee Director Stock Option
              Plan and Form of Agreement (incorporated by reference to Form
              10-Q, File 1-13086, filed August 8, 1991).

*10.15        Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended
              (incorporated by reference to Exhibit No. 4.7 to the Registration
              Statement on Form S-8 (Reg. No. 333-13531)).

*10.16 Energy Ventures, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

*10.17        Form of Stock Option Agreement under the Company's Employee Stock
              Option Plan (incorporated by reference to Exhibit No. 4.2 to the
              Registration Statement on Form S-8 (Reg. No. 33-31662)).

*10.18        Amended and Restated Non-Employee Director Stock Option Plan
              (incorporated by reference to Exhibit No. 10.1 to Form 10-Q, File
              1-13086, filed August 12, 1995).

*10.19        Employment Agreements with each of Bernard J. Duroc-Danner, James
              G. Kiley, Frances R. Powell, John C. Coble and Robert Stiles
              (incorporated by reference to Exhibit No. 10.9 to Form 10-K, File
              1-13086, filed March 27, 1998).

*10.20        Employment Agreement dated March 16, 1998, between EVI, Inc. and
              Curtis W. Huff (incorporated by reference to Exhibit 10.1 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 (File No. 1-13086)).

+*10.21       Employment Agreements with Donald R. Galletly, E. Lee Colley, III,
              Jon R. Nicholson and Randall D. Stilley.

+*10.22 Weatherford International, Inc. 1998 Employee Stock Option Plan, including form of agreement for officers.

+*10.23       Form of Stock Option Agreement for Non-Employee Directors dated
              September 8, 1998.

+*10.24       Form of Warrant Agreement with Robert K. Moses, Jr. dated
              September 8, 1998.

+*10.25       Weatherford International, Inc. 401(k) Savings Plan.

10.26 Manufacturing and Sales Agreement dated as of January 1, 1996, by and between Grant Prideco, S.A. and Oil Country Tubular Limited
              (incorporated by reference to Exhibit No. 10.34 to Form 10-K,
              File 1-13086, filed March 20, 1996).

10.27         Amended and Restated Lease Agreement dated May 3, 1996, between
              Baker Hughes Oilfield Operations, Inc. and Grant Prideco, Inc.
              (incorporated by reference to Exhibit No. 10.14 to Form 10-K, as amended by Form 10-K/A, File 1-13086, filed March 24, 1997).


NUMBER              EXHIBITS
------              --------
10.28         Formation Agreement dated as of February 2, 1999, by and among
              Weatherford International, Inc., Weatherford Enterra Compression
              Company, L.P., General Electric Capital Corporation and Global
              Compression Services, Inc. (incorporated by reference to Exhibit
              No. 10.1 to Form 8-K, File 1-13086, filed February 5, 1999).

10.29         Limited Partnership Agreement of Weatherford Global Compression
              Services, L.P. dated as of February 2, 1999, by and among Weatherford Global Compression Holding, L.L.C., Weatherford
              Enterra Compression Company, L.P. and Global Compression
              Services, Inc. (incorporated by reference to Exhibit No. 10.2 to
              Form 8-K, File 1-13086, filed February 5, 1999).

10.30         Limited Liability Company Agreement of Weatherford Global
              Compression Holding, L.L.C. dated as of February 2, 1999, by and between Weatherford Enterra Compression Company, L.P. and Global
              Compression Services, Inc. (incorporated by reference to Exhibit
              No. 10.3 to Form 8-K, File 1-13086, filed February 5, 1999).

10.31         Registration Rights Agreement dated as of February 2, 1999, among
              Weatherford Global Compression Services, L.P., Weatherford
              Enterra Compression Company, L.P. and Global Compression
              Services, Inc. (incorporated by reference to Exhibit No. 10.4 to
              Form 8-K, File 1-13086, filed February 5, 1999).

10.32 The Woodward, Oklahoma lease agreements as amended (incorporated by reference to Exhibit No. 10.32 to Form 10-K, File 1-13086, filed March 23, 1995).

+21.1         Subsidiaries of Weatherford International, Inc.

+23.1         Consent of Arthur Andersen LLP.

+27.1         Financial Data Schedule.

================================

*     Management Contract or Compensatory Plan or Arrangement

+     Filed herewith

      As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries, because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any of such instruments to the Securities and Exchange Commission upon request.