Form 10-Q
period 1999-03-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 1999-05-17
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

                         Commission file number 1-13086


                         WEATHERFORD INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                            04-2515019
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 515 Post Oak Blvd., Suite 600, Houston, Texas                  77027-3415
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (713) 693-4000
               --------------------------------------------------
               (Registrant's telephone number, include area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Title of Class                                 Outstanding at May 5, 1999
----------------------------                         --------------------------
Common Stock, par value $1.00                              97,668,471

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       MARCH 31,       DECEMBER 31,
                                                                         1999             1998
                                                                      -----------      -----------
                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
      Cash and Cash Equivalents .................................     $    34,736      $    40,201
      Accounts Receivable, Net of Allowance for Uncollectible
         Accounts of $19,857 and $19,764, Respectively ..........         367,298          400,886
      Inventories ...............................................         522,157          484,822
      Deferred Tax Asset ........................................          54,996           55,003
      Other Current Assets ......................................          89,877          101,480
                                                                      -----------      -----------
                                                                        1,069,064        1,082,392
PROPERTY, PLANT AND EQUIPMENT, AT COST,
      NET OF ACCUMULATED DEPRECIATION ...........................       1,008,014          838,270

GOODWILL, NET ...................................................         837,704          811,034
OTHER ASSETS ....................................................         122,578          100,019
                                                                      -----------      -----------
                                                                      $ 3,037,360      $ 2,831,715
                                                                      ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-Term Borrowings .....................................     $   204,923      $   185,729
      Current Portion of Long-Term Debt .........................          20,508           19,346
      Accounts Payable ..........................................         108,174          135,728
      Accrued Salaries and Benefits .............................          51,420           44,558
      Current Tax Liability .....................................          18,315           25,312
      Other Accrued Liabilities .................................         111,146          146,168
                                                                      -----------      -----------
                                                                          514,486          556,841
                                                                      -----------      -----------

LONG-TERM DEBT ..................................................         230,111          229,663
MINORITY INTERESTS ..............................................         268,840            2,888
DEFERRED INCOME TAXES AND OTHER .................................         140,180          145,943
5% CONVERTIBLE SUBORDINATED PREFERRED
      EQUIVALENT DEBENTURES .....................................         402,500          402,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common Stock, $1 Par Value, Authorized 250,000 Shares,
         Issued 107,949 Shares and 103,513 Shares, Respectively .         107,949          103,513
      Capital in Excess of Par Value ............................       1,122,694        1,052,899
      Treasury Stock, at Cost ...................................        (268,460)        (193,328)
      Retained Earnings .........................................         609,723          607,185
      Accumulated Other Comprehensive Loss ......................         (90,663)         (76,389)
                                                                      -----------      -----------
                                                                        1,481,243        1,493,880
                                                                      -----------      -----------
                                                                      $ 3,037,360      $ 2,831,715
                                                                      ===========      ===========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                             ----------------------------
                                                                 1999             1998
                                                             -----------      -----------
REVENUES ...............................................     $   353,834      $   570,520
                                                             -----------      -----------

COSTS AND EXPENSES:
     Cost of Sales .....................................         259,261          384,358
     Selling, General and Administrative Attributable
       to Segments .....................................          72,180           68,683
     Corporate General and Administrative ..............           5,822            8,228
     Equity in Earnings of Unconsolidated Affiliates ...            (454)            (780)
                                                             -----------      -----------
                                                                 336,809          460,489
                                                             -----------      -----------
OPERATING INCOME .......................................          17,025          110,031

OTHER INCOME (EXPENSE):
     Interest Income ...................................           1,521              648
     Interest Expense ..................................         (12,652)         (12,011)
     Other, Net ........................................            (854)            (680)
                                                             -----------      -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST .......           5,040           97,988
PROVISION FOR INCOME TAXES .............................           1,764           36,835
                                                             -----------      -----------
INCOME BEFORE MINORITY INTEREST ........................           3,276           61,153
MINORITY INTEREST EXPENSE, NET OF TAX ..................             738               10
                                                             -----------      -----------
NET INCOME .............................................     $     2,538      $    61,143
                                                             ===========      ===========

EARNINGS PER SHARE:
     Basic .............................................     $      0.03      $      0.63
                                                             ===========      ===========
     Diluted ...........................................     $      0.03      $      0.63
                                                             ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic .............................................          97,315           96,761
                                                             ===========      ===========
     Diluted ...........................................          98,007           97,625
                                                             ===========      ===========




        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ...................................................     $     2,538      $    61,143
      Adjustments to Reconcile Net Income to Net Cash
        Used by Operating Activities:
        Depreciation and Amortization ..............................          46,256           41,940
        Minority Interest Expense, Net of Tax ......................             738               10
        Deferred Income Tax Provision ..............................           3,363            2,627
        Gain on Sales of Property, Plant and Equipment .............          (2,270)          (3,473)
        Change in Operating Assets and Liabilities, Net of Effects
          of Businesses Acquired ...................................         (18,586)         (80,857)
                                                                         -----------      -----------
          Net Cash Provided by Operating Activities ................          32,039           21,390
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Short-Term Investment ............................         (11,924)            --
      Acquisition of Businesses, Net of Cash Acquired ..............         (15,125)         (78,056)
      Capital Expenditures for Property, Plant and
        Equipment ..................................................         (32,772)         (49,403)
      Proceeds from Sales of Property, Plant and Equipment .........           5,810            6,715
      Other, Net ...................................................            --              3,928
                                                                         -----------      -----------
        Net Cash Used by Investing Activities ......................         (54,011)        (116,816)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings on Short-Term Debt, Net ...........................          19,194          109,395
      Repayments on Long-Term Debt, Net ............................            (984)          (9,637)
      Proceeds from Exercise of Stock Options ......................            --              2,208
      Acquisition of Treasury Stock ................................          (1,170)         (37,686)
      Other, Net ...................................................             112             --
                                                                         -----------      -----------
        Net Cash Provided by Financing Activities ..................          17,152           64,280
                                                                         -----------      -----------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH ...........................            (645)            (565)

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................          (5,465)         (31,711)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................          40,201           74,211
                                                                         -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................     $    34,736      $    42,500
                                                                         ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest Paid ................................................     $     7,487      $     7,288
      Income Taxes Paid, Net of Refunds ............................     $    10,741      $    12,922



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                   1999                    1998
                                                                                ------------          ------------
Comprehensive Income (Loss):
     Net Income.........................................................        $      2,538          $     61,143
     Cumulative Foreign Currency Translation Adjustment.................             (14,274)               (3,141)
                                                                                ------------          ------------
Total Comprehensive Income (Loss).......................................        $    (11,736)         $     58,002
                                                                                ============          ============






        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The unaudited consolidated condensed financial statements included herein have been prepared by Weatherford International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1999 classifications.

2.   INVENTORIES

     Inventories by category are as follows:

                                                                 MARCH 31,        DECEMBER 31,
                                                                   1999              1998
                                                               ------------       -----------
                                                                       (in thousands)
     Raw materials, components and supplies............        $    253,769      $    212,863
     Work in process...................................              42,840            42,650
     Finished goods....................................             225,548           229,309
                                                               ------------       -----------
                                                               $    522,157       $   484,822
                                                               ============       ===========

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

3.   BUSINESS COMBINATIONS

     In February 1999, the Company completed a joint venture with GE Capital Corporation ("GE Capital") in which the Company's compression services operations were combined with GE Capital's Global Compression Services operations. The joint venture is known as Weatherford Global Compression. The Company owns 64% of the joint venture and GE Capital owns 36%. The Company has the right to acquire GE Capital's interest at anytime at a price equal to a third party market-determined value that is not less than book value. GE Capital also has the right to require the Company to purchase its interest at anytime after February 2001 at a market-determined third party valuation as well as request a public offering of its interest after that date, if the Company has not purchased its interest by that time.

     The valuation of net assets to be conveyed to the joint venture is subject to adjustment pending the resolution of items which must be agreed to by the Company and GE Capital. The Company believes the ultimate resolution will not have a material impact on the assets acquired or the Company's results of operations as a result of such revision.

     On February 8, 1999, the Company completed the acquisition of Christiana Companies, Inc. ("Christiana") for approximately 4.4 million shares of the Company's common stock, $1.00 par value ("Common Stock") and $20.6 million cash. In the acquisition, the Company acquired through Christiana (1) 4.4 million shares of the Company's Common Stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. The 4.4 million shares of Common Stock acquired are classified as treasury stock. Because the number of shares of Common Stock issued in the Christiana acquisition approximated the number of shares of Common Stock held by Christiana prior to the acquisition, the Christiana acquisition had no material effect on the outstanding number of shares of Common Stock or net equity of the Company.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     On May 27, 1998, the Company (formerly known as EVI, Inc. ("EVI")) completed a merger (the "Merger") with Weatherford Enterra, Inc. ("WII"), merging WII with and into the Company pursuant to a tax free merger in which the stockholders of WII received 0.95 of a share of the Company's Common Stock in exchange for each outstanding share of WII common stock. Based on the number of shares of WII common stock outstanding as of May 27, 1998, approximately 48.9 million shares were issued in the Merger. In addition, as of May 27, 1998, approximately 1.4 million shares of Common Stock were reserved for issuance by the Company for outstanding options under WII's compensation and benefit plans. The Merger was accounted for as a pooling of interests; accordingly, prior year amounts have been restated to include the results of WII for all periods presented.

     The separate results of EVI and WII and the combined company were as follows for the three months ended March 31, 1998. Merger adjustments include the elimination of intercompany revenues of $3.1 million and cost of sales of $2.2 million.

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 1998
                                                         ----------------------
                                                             (in thousands)
Operating Revenues:
   EVI..............................................     $             313,900
   WII..............................................                   259,729
   Merger adjustments...............................                    (3,109)
                                                         ---------------------
Combined............................................     $             570,520
                                                         ======================

Net Income:
   EVI..............................................     $              31,277
   WII..............................................                    30,487
   Merger adjustments...............................                      (621)
                                                         ---------------------
Combined............................................     $              61,143
                                                         =====================

     The Company has also effected various other acquisitions during the three months ended March 31, 1999 for total consideration of approximately $15.1 million.

     The acquisitions discussed above, with the exception of WII, were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated condensed financial statements since the date of acquisition. With respect to the business combination accounted for as a pooling of interests, the consolidated condensed financial statements have been restated for all periods presented as if the companies had been combined since inception. Acquisitions accounted for as purchases are not material individually or in the aggregate with same year acquisitions; therefore, pro forma information is not provided.

4.       1998 SPECIAL CHARGE

     The Company incurred a $75.0 million charge in the fourth quarter of 1998 related to the decline in the Company's markets. Over $63.0 million of these charges had been utilized as of March 31, 1999. The Company expects the remainder of the charges to be fully expended by the second quarter of 1999 in connection with planned activities and that no adjustments or reversals to the remaining accrued special charges will be necessary.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The following chart summarizes the December 31, 1998 balance of accruals established in the fourth quarter of 1998 and the utilization of these accruals during the first quarter of 1999.

                                                 BALANCE AS OF                   BALANCE AS OF
                                                  DECEMBER 31,                     MARCH 31,
                                                     1998         UTILIZED          1999
                                                 -------------   -----------     ------------
                                                               (in thousands)
   Severance and Related Costs (a)............   $       7,611  $       3,490   $       4,121
   Facility Closures (b)......................          12,829          7,150           5,679
   Corporate Related Expenses (c).............           3,120          1,475           1,645
                                                 -------------   -----------     ------------
      Total ..................................   $      23,560   $    12,115     $     11,445
                                                 =============   ===========     ============

(a) The severance and related costs included in the fourth quarter charges were $7.6 million for 1,000 employees to be terminated in the first half of 1999, in accordance with the announced plan. During the first quarter of 1999, approximately 600 employees were terminated with associated costs of $3.5 million.

(b) The facility and plant closures of $12.8 million were accrued in the fourth quarter of 1998 for the consolidation and closure of 100 service, manufacturing and administrative facilities in response to declining market conditions in the fourth quarter. During the first quarter of 1999, approximately 65 facilities were closed with associated costs of $7.2 million.

(c) The corporate related expenses of $3.1 million recorded in the fourth quarter were primarily for the consolidation of technology centers, the relocation of corporate offices and the related lease obligations to align the corporate cost structure in light of current conditions. During the first quarter of 1999, $1.5 million was expended related to the relocation of corporate offices.

5.   SHORT-TERM DEBT

     The Company's unsecured credit agreement provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. Amounts outstanding under the facility accrue interest at a variable rate based on either LIBOR or the U.S. prime rate. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned by Standard and Poor's and Moody's Investor Service to the Company, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, and a limitation on asset dispositions.

6.   CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT

     The functional currency for certain of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are included as accumulated other comprehensive loss, a separate component of stockholders' equity. Currency transaction gains and losses are reflected in income for the period.

     The net decline in the cumulative foreign currency translation adjustment from December 31, 1998 to March 31, 1999 was $14.3 million which primarily reflects the financial impact of the devaluation of Latin American currencies as compared to the U.S. dollar.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.   REVENUES AND COST OF SALES

     The following presents the Company's revenues and costs by products and services and rentals:

                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                   -------------------------------
                                                                                       1999              1998
                                                                                   -------------     -------------
                                                                                           (in thousands)
     REVENUES:
          Products...........................................................      $     205,384     $     360,456
          Services and Rentals...............................................            148,450           210,064
                                                                                   -------------     -------------
            Total Revenues...................................................      $     353,834     $     570,520
                                                                                   =============     =============
     COSTS AND EXPENSES:
          Cost of Products...................................................      $     156,708     $     251,252
          Cost of Services and Rentals.......................................            102,553           133,106
                                                                                   -------------     -------------
            Total Costs and Expenses.........................................      $     259,261     $     384,358
                                                                                   =============     =============

8.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock plans. The effect of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") on diluted earnings per share is anti-dilutive and thus is not included in the calculation.

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                   -------------------------------
                                                                                       1999               1998
                                                                                   -------------     -------------
                                                                                           (in thousands)
     Basic weighted average shares outstanding...............................             97,315            96,761
     Dilutive effect of stock option and restricted stock plans..............                692               864
                                                                                   -------------     -------------
     Diluted weighted average shares outstanding.............................             98,007            97,625
                                                                                   =============     =============

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions and the joint venture:

                                                                                           THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                   --------------------------------
                                                                                       1999              1998
                                                                                   -------------     -------------
                                                                                           (in thousands)
      Fair value of assets, net of cash acquired.............................      $     262,622     $      63,489
      Goodwill...............................................................             30,386            94,430
      Total liabilities......................................................           (277,883)          (48,968)
      Common stock issued....................................................                 --           (30,895)
                                                                                   -------------     -------------
      Cash consideration, net of cash acquired...............................      $      15,125     $      78,056
                                                                                   =============     =============

               WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

10.  SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company defines its business segments into four separate groups: completion and oilfield services, artificial lift systems, compression services, and drilling products.

     The Company's completion and oilfield services segment provides fishing and downhole services, well installation services, well completion systems and equipment rental.

     The Company's artificial lift systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift equipment, gas lift equipment, electrical submersible pumps and hydraulic lift equipment.

     The Company's compression services segment manufactures, packages, rents and sells parts and services for gas compressor units over a broad horsepower range.

     The Company's drilling products segment manufactures drill stem products, premium engineered connections, premium tubulars and marine and subsea connectors and related accessories.

     Financial information by industry segment for each of the three months ended March 31, 1999 and 1998, is summarized below.

                                      COMPLETION     ARTIFICIAL
                                     AND OILFIELD      LIFT       COMPRESSION    DRILLING
                                        SERVICES      SYSTEMS       SERVICES     PRODUCTS     CORPORATE      TOTAL
                                      ------------  ------------  ------------  -----------  ----------- -------------
                                                                      (in thousands)
1999
   Revenues from unaffiliated
     customers......................   $ 165,287     $   57,471    $  42,583     $ 88,493     $     --    $   353,834
   EBITDA (a).......................      43,313          3,991       12,584        8,852       (5,459)        63,281
   Depreciation and amortization....      26,283          4,835        7,568        7,207          363         46,256
   Operating income (loss)..........      17,030           (844)       5,016        1,645       (5,822)        17,025
   Total assets.....................     998,893        585,813      665,676      703,723       83,255      3,037,360
   Capital expenditures for
     property, plant, and
       equipment....................      14,964          1,621       11,580        3,703          904         32,772

1998
   Revenues from unaffiliated
     customers......................   $ 229,762    $   107,129    $  43,001     $190,628     $     --    $   570,520
   EBITDA (a).......................      79,573         16,886       10,765       52,311       (7,564)       151,971
   Depreciation and amortization....      22,622          4,930        6,092        7,632          664         41,940
   Operating income (loss)..........      56,951         11,956        4,673       44,679       (8,228)       110,031
   Total assets.....................   1,003,885        654,397      470,271      746,753       34,139      2,909,445
   Capital expenditures for
     property, plant, and
       equipment....................      24,778          8,616        8,301        7,568          140         49,403

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   Foreign Operations

   Financial information by geographic segment for each of the three months ended March 31, 1999 and 1998, is summarized below. Revenues are attributable to countries based on the location of the entity selling products. Long-lived assets are long-term assets excluding deferred tax assets of $16.8 million and $19.7 million as of March 31, 1999 and 1998, respectively.

                                       UNITED                 LATIN                          MIDDLE
                                       STATES     CANADA     AMERICA    EUROPE    AFRICA      EAST        OTHER       TOTAL
                                      ---------   --------   --------  --------  --------   ---------  ------------ -----------
                                                                          (in thousands)
1999
   Revenues from
     unaffiliated customers........   $  182,258  $ 44,688   $ 30,521  $ 38,645  $ 20,392   $  11,921   $    25,409 $   353,834
   Long-lived assets...............    1,185,838   309,007    200,979    138,195   35,692      20,690        61,113   1,951,514

1998
   Revenues from
     unaffiliated customers........   $ 303,676   $107,359   $ 51,010  $ 39,818  $ 20,931   $  11,865   $   35,861  $  570,520
   Long-lived assets...............      987,603   326,117    168,713    141,649   15,358      21,113       49,329   1,709,882

11.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS No. 133 on its consolidated condensed financial statements.

12.    SUBSEQUENT EVENTS

     Acquisition

       In April 1999, the Company entered into an agreement, subject to regulatory approvals, to acquire a 50.01% interest in the Voest-Alpine Stahlrohr Kindberg GmbH & Co KG ("VA") for approximately $30.0 million. VA produces high quality seamless tubulars in Austria.

     Sale and Leaseback of Equipment

       The Company entered into a sale and leaseback arrangement in December 1998 where it was provided with the right to sell up to $200.0 million of compression units through December 1999 and lease them back over a five year period under an operating lease. As of December 31, 1998, the Company had sold compressors under this arrangement, having an appraised value of $119.6 million, and received cash of $100.0 million and a receivable of $19.6 million. The obligations under this arrangement were assumed by the joint venture with GE Capital. As of March 31, 1999, the joint venture had received an additional $10.0 million in cash from this receivable. The receivable is classified in other current assets on the accompanying Consolidated Condensed Balance Sheets as the balance is due on demand.

       In April 1999, the joint venture sold additional compressors under this arrangement having an appraised value of approximately $80.0 million. Upon receipt of the $80.0 million in cash, the joint venture will remit approximately $56.0 million of the proceeds to GE Capital as part of the terms of the joint venture (See Note 3).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following is a discussion of our results of operations for the quarter ended March 31, 1999, and March 31, 1998, and our current financial position. This discussion should be read in conjunction with our financial statements that are included with this report as well as our Annual Report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission.

   Our businesses are concentrated in the oilfield service and equipment industry and are conducted through four separate segments: Completion and Oilfield Services, Artificial Lift Systems, Compression Services and Drilling Products. Our discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider to be reasonable. For information about these assumptions, you should refer to our Section entitled "Forward-Looking Statements."

MARKET TRENDS AND OUTLOOK

   The depressed market for oilfield products and services continued to decline during the first quarter of 1999. The domestic and international rig count remained at historical low levels and despite recent increases in oil and natural gas prices, drilling and production activity has remained low. The increase in oil prices has followed an agreement of the Organization of Petroleum Exporting Countries to limit oil production. The increase in oil prices has not yet resulted in any material increase in rig or drilling activity.

   The following chart sets forth certain historical statistics that are reflective of the current market conditions in which we operate:

                                                        HENRY HUB      NORTH AMERICAN    INTERNATIONAL
                                      WTI OIL (1)        GAS (2)        RIG COUNT (3)     RIG COUNT (3)
                                     --------------  ----------------  ---------------  ----------------
   March 1999......................  $       14.66   $        2.48                724              613
   March 1998......................          15.02            2.48              1,322              806

(1)      Price per Barrel as of March 31 - Source:  Applied Reasoning, Inc.

(2)      Price per MM/BTU as of March 31 - Source:  Oil World

(3)      Average rig count for March - Source:  Baker Hughes Rig Count

   The reduction in drilling and production activity impacted our businesses through lower revenues, pricing pressure and reduced margins. Contributing to these conditions are the following trends:

     o North American activity continued to decline as many of our customers delayed spending due to uncertainties on oil prices and the impact of consolidation efforts following recent mergers among the large oil companies.

     o Excess product and service capacity has placed pressure on prices and margins as competitors have sought to maintain or gain market share through price reductions. We estimate that pricing declined between 10% and 20% during the quarter, depending on the product or service.

     o    Cost reductions overall helped offset the impact of revenue declines.

     o Our Artificial Lift Systems Division results were down significantly from the first quarter of 1998 but slightly up from the fourth quarter of 1998, reflecting what we believe is the beginning of a recovery in this division.

     o Our Compression Services Division benefited from our recent joint venture with GE Capital's Global Compression unit.

     o Our Drilling Products Division was adversely affected by the continuing decline in its backlog for drill stem products and under absorption at its manufacturing facilities.

   Looking forward into the remainder of this year, we expect that second quarter results will be flat or slightly down compared to the first quarter and that the third and fourth quarters should reflect improvements over the preceding quarters as drilling and production activity increases. The level of this increase will be heavily dependent on whether oil and natural gas prices can remain at or about their present levels and the impact it may have on the customer spending. The improvements in the industry will also affect our divisions at different times. Although we believe that the activity levels in our industry are at or near their bottom, the timing and extent of a recovery is difficult to predict and will be dependent on many external factors.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

   The following charts contain selected financial data comparing our results for 1999 and 1998:

 COMPARATIVE FINANCIAL DATA

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                         --------------------------
                                                            1999            1998
                                                         -----------     ----------
                                                           (in thousands, except
                                                                percentages)
   Revenues..........................................    $   353,834     $  570,520
   Gross Profit......................................         94,573        186,162
   Gross Profit %....................................           26.7%          32.6%
   Selling, General and Administrative
     Attributable to Segments........................    $    72,180     $   68,683
   Corporate General and Administrative..............          5,822          8,228
   Operating Income..................................         17,025        110,031
   Interest Income...................................          1,521            648
   Interest Expense..................................         12,652         12,011
   Net Income........................................          2,538         61,143
   EBITDA (a)........................................         63,281        151,971

   Note (a): EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation here because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

 SALES BY GEOGRAPHIC REGION

                                                                  QUARTER ENDED
                                                                     MARCH 31,
                                                            ------------------------
                                                              1999           1998
                                                            ---------      ---------
 REGION: (a)

 U.S.  ..............................................              51%            53%
 Canada  ............................................              13%            19%
 Europe  ............................................              11%             7%
 Latin America.......................................               9%             9%
 Africa  ............................................               6%             4%
 Middle East.........................................               3%             2%
 Other ..............................................               7%             6%
                                                            ---------      ---------
     Total...........................................             100%           100%
                                                            =========      =========

   Note (a):  Sales are based on the region of origination.

   Our results for the first quarter of 1999 reflected the adverse market conditions in which we are operating. These conditions had the following effects on our results:

     o Revenues for the first quarter of 1999 declined 38.0% compared to the same period in 1998.

     o Our first quarter 1999 revenues in North America were $184.1 million less than they were in the first quarter of 1998. Operating income dropped proportionately to the decline in revenues.

     o A $93.0 million decline in the first quarter of 1999 operating income, as compared to the first quarter of 1998 operating income of $110.0 million, reflected the significant decline in our industry.

     o We have continued our cost reduction efforts to reduce operating costs in response to a continued decline in market conditions.

     o Our corporate expenses for the first quarter of 1999 were down $2.4 million as compared to the first quarter of 1998. The decrease from 1998 was primarily attributable to consolidation savings.

     o Our effective tax rate on income from continuing operations for the first quarter of 1999 was 35.0% as compared to 37.6% for the first quarter of 1998.

   1998 SPECIAL CHARGE

     We incurred a $75.0 million charge in the fourth quarter of 1998 related to the decline in our markets. Over $63.0 million of the charge had been utilized as of March 31, 1999. We expect the remainder of the charges to be fully expended by the second quarter of 1999 in connection with planned activities and that no adjustments or reversals to the remaining accrued special charge will be necessary.

     The following chart summarizes the December 31, 1998 balance of accruals established in the fourth quarter of 1998 and the utilization of these accruals during the first quarter of 1999:

                                                 BALANCE AS OF                   BALANCE AS OF
                                                  DECEMBER 31,                     MARCH 31,
                                                     1998         UTILIZED          1999
                                                 -------------   -----------     ------------
                                                                (in thousands)
   Severance and Related Costs (a)............   $       7,611  $       3,490   $       4,121
   Facility Closures (b)......................          12,829          7,150           5,679
   Corporate Related Expenses (c).............           3,120          1,475           1,645
                                                 -------------   -----------     ------------
      Total ..................................   $      23,560   $    12,115     $     11,445
                                                 =============   ===========     ============

(a) The severance and related costs included in the fourth quarter charges were $7.6 million for approximately 1,000 employees to be terminated in the first half of 1999, in accordance with our announced plan. During the first quarter of 1999, approximately 600 employees were terminated with associated costs of $3.5 million.

(b) The facility and plant closures of $12.8 million were accrued in the fourth quarter of 1998 for the consolidation and closure of approximately 100 service, manufacturing and administrative facilities in response to declining market conditions. During the first quarter of 1999, approximately 65 facilities were closed with associated costs of $7.2 million.

(c) The corporate related expenses of $3.1 million recorded in the fourth quarter were primarily for the consolidation of technology centers, the relocation of corporate offices and the related lease obligations to align our corporate cost structure in light of current conditions. During the first quarter of 1999, $1.5 million was expended related to the relocation of corporate offices.

   SEGMENT RESULTS

     COMPLETION AND OILFIELD SERVICES

       Our Completion and Oilfield Services Division continues to experience reductions in revenue, operating income and margins as the rig count declines and demand for its products and services drop. This division's North American operations continue to be the most adversely affected by the downturn. We believe that the U.S. revenue declines in this division have generally bottomed out. In most of our international markets, we are experiencing pricing pressures due to soft demand.

       The following chart sets forth additional data regarding the results of our Completion and Oilfield Services Division for the first quarter of 1999 and 1998:

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                                               -----------------------------
                                                                   1999              1998
                                                               -----------       -----------
                                                                  (in thousands, except
                                                                      percentages)
     Revenues..........................................        $   165,287       $   229,762
     Gross Profit......................................             48,242            82,315
     Gross Profit %....................................               29.2%             35.8%
     Selling, General and Administrative...............        $    31,666       $    26,144
     Operating Income..................................             17,030            56,951
     EBITDA............................................             43,313            79,573

       Material items affecting the results of our Completion and Oilfield Services Division for the first quarter of 1999 compared to 1998 were:

          o Our North American revenues for the first quarter of 1999 declined by 47.2% as compared to 1998 due to an average rig count reduction of 41.2%.

          o Our international revenues, excluding Canada, decreased by 3.8% in the first quarter of 1999 to $97.5 million. The most significant revenue decrease occurred in the Latin American market which declined 16.2% compared to the first quarter of 1998.

          o Gross profit percentage declined in the first quarter of 1999 by 6.6% due to revenue and pricing declines.

          o Selling, general and administrative expenses increased as a percentage of revenues from 11.4% in the first quarter of 1998 to 19.2% in the first quarter of 1999. The increase primarily reflects a lower revenue base.

          o Operating income declined in the first quarter of 1999 to $17.0 million from $57.0 million in the first quarter of 1998 primarily due to reduced revenues associated with industry conditions and resulting operational inefficiencies attributable to lower operating levels.

          o Approximately $4.7 million of the special charge that was accrued in the fourth quarter of 1998 was realized in the first quarter of 1999.

     ARTIFICIAL LIFT SYSTEMS

       Our Artificial Lift Systems Division results for the first quarter of 1999 compared to the first quarter of 1998, were down significantly due to a substantial reduction in demand for our artificial lift products following the downturn in the industry. This decline was most pronounced in North America where our first quarter 1998 sales in the region represented approximately 82.0% of the division's total revenue.

       Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. Late in the first quarter, our Artificial Lift Systems Division began to see the revenue declines that were experienced throughout 1998 reverse with the recent increases in oil prices. We expect the results from this division to continue to improve during the year, in particular from sales outside North America, as the products from this division are marketed through our international distribution network. The level of improvement in this division will depend on our clients' reaction to higher oil prices and the strength of the recovery.

       The following chart sets forth additional data regarding the results of our Artificial Lift Systems Division for the first quarter of 1999 and 1998:

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                                               -----------------------------
                                                                   1999              1998
                                                               -----------       -----------
                                                                  (in thousands, except
                                                                      percentages)
       Revenues........................................        $    57,471       $   107,129
       Gross Profit....................................             21,395            38,191
       Gross Profit %..................................               37.2%             35.6%
       Selling, General and Administrative.............        $    22,239       $    26,235
       Operating Income (Loss).........................               (844)           11,956
       EBITDA..........................................              3,991            16,886

       Material items affecting the results of our Artificial Lift Systems Division as reflected above for the first quarter of 1999 compared to the first quarter of 1998 were:

          o The first quarter of 1999 experienced a decline in revenues of 46.4% compared to the first quarter of 1998 due to the industry downturn.

          o Gross profit declined to $21.4 million in the first quarter of 1999 from $38.2 million in first quarter of 1998 due to a lower revenue base and pricing declines.

          o Selling, general and administrative expenses declined by $4.0 million in the first quarter of 1999 as compared to 1998 due to the cost reduction efforts. Selling, general and administrative expenses increased as a percentage of revenues from 24.5% in the first quarter of 1998 to 38.7% in the first quarter of 1999. The increase was primarily a result of a lower revenue base.

          o The operating loss of $0.8 million for the first quarter of 1999 is a result of the sharp decline in revenues and higher average costs associated with low industry levels.

          o Cost reductions implemented in 1998 in this division benefited operating income and EBITDA in the first quarter of 1999 compared to the fourth quarter of 1998.

          o Approximately $5.4 million of the special charge that was accrued in the fourth quarter of 1998 was realized in the first quarter of 1999.

     COMPRESSION SERVICES

       Our Compression Services Division results for the first quarter of 1999 reflected improved margins, operating income and cash flow on essentially flat revenues. The improvements were primarily attributable to a better revenue mix and costs savings from the joint venture entered into with GE Capital in February 1999. The joint venture has allowed this division to (1) diversify its compression fleet and revenue base, (2) increase its gross profit, operating income and cash flow for the division through consolidation savings and (3) expand its geographic market presence.

       Demand for our compression services in the first quarter of 1999 was down for smaller horsepower compressor units, which are primarily dependent on North American activity and are subject to commodity price volatility, and slightly up for larger horsepower units. We expect that demand for smaller units will increase during the year as natural gas prices increase. We are also actively pursuing new long-term service contracts for many of the larger horsepower units acquired by us in the joint venture as well as domestic and international field management opportunities.

       The following chart sets forth additional data regarding the results of our Compression Services Division for 1999 and 1998:

                                                                   QUARTER ENDED
                                                                     MARCH 31,
                                                            ----------------------------
                                                                1999             1998
                                                            -----------      -----------
                                                                (in thousands, except
                                                                    percentages)
      Revenues.........................................     $    42,583      $    43,001
      Gross Profit.....................................          12,029            9,816
      Gross Profit %...................................            28.2%            22.8%
      Selling, General and Administrative..............     $     7,013      $     5,143
      Operating Income.................................           5,016            4,673
      EBITDA...........................................          12,584           10,765
      Minority Interest Before Taxes...................           1,494             --

       Material items affecting the results of our Compression Services Division for 1999 compared to 1998 were:

          o The GE Capital joint venture added approximately $8.6 million in revenues to the division for the first quarter of 1999. Our total owned horsepower increased to over 850,000 horsepower making our fleet the second largest fleet in the industry.

          o Gross profit as a percentage of revenues increased due to improved product and sales mix.

          o The increase in selling, general and administrative expenses for the first quarter of 1999 compared to 1998 primarily reflects additional staff associated with our joint venture.

          o Operating income benefited from improved margins and the joint venture with GE Capital.

     DRILLING PRODUCTS

       Our Drilling Products Division continued to be severely impacted by the decline in worldwide drilling activity in 1998 and 1999. Revenues for the first quarter of 1999 were down by more than 50% from the high level recorded in the first quarter of 1998. This division's backlog of drill stem products is being replaced at diminishing rates. At March 31, 1999, the backlog in drill stem products was $46.5 million compared to the backlog of $89.9 million at December 31, 1998.

       The outlook for this division will be dependent on the timing of a worldwide drilling recovery. Improvements in the demand for drill stem products will likely lag any recovery in drilling activity by three to six months due to existing customer inventory levels. Pending a recovery in drilling activity, sales of drill stem products will be primarily limited to specialty products.

       We recently entered into an agreement, subject to various regulatory approvals, to purchase a 50.01% ownership interest in Voest-Alpine Stahlrohr Kindberg KmbH & Co KG in Austria. Voest-Alpine owns a tubular mill in Austria with a capacity of approximately 300,000 metric tons that is capable of supplying a large portion of our green tube requirements in the U.S. We also expect to enter into a long-term supply contract with the Voest-Alpine's mill on desirable terms at the time of our investment. The impact of this investment and supply contract should benefit our Drilling Products Division as the market recovers by providing us with a reliable and economical source of raw materials from a controlled affiliate, as well as a 50% profit participation in Voest-Alpine's business.

       The following chart sets forth additional data regarding the results of our Drilling Products Division for the first quarter of 1999 and 1998:

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                                               ----------------------------
                                                                   1999              1998
                                                               -----------       ----------
                                                                  (in thousands, except
                                                                      percentages)
       Revenues........................................        $    88,493       $  190,628
       Gross Profit....................................             12,907           55,840
       Gross Profit %..................................               14.6%            29.3%
       Selling, General and Administrative.............        $    11,262       $   11,161
       Operating Income................................              1,645           44,679
       EBITDA..........................................              8,852           52,311

       Material items affecting the results of our Drilling Products Division for the first quarter of 1999 compared to 1998 were:

          o Sales of drill stem products are currently down by approximately 50% from the record level of sales recorded in the first quarter of 1998.

          o Sales of premium tubular products and connections were $32.0 million in the first quarter of 1999 compared to $80.1 million in the first quarter of 1998 and $34.0 million in the fourth quarter of 1998.

          o The decrease in revenues for the first quarter of 1999 reflects the overall decline in drilling activity.

          o Premium tubular revenues declined in the first quarter of 1999 due to a decrease in demand as distributors' inventories fell in light of prevailing market conditions.

          o Gross profit, gross profit percentages and operating income declined due to lower sales volume and high fixed costs associated with the manufacturing operations.

          o Operating income was down 96.3% and EBITDA was down 83.1% for the first quarter of 1999 compared to the first quarter of 1998 due to substantially lower sales and higher average costs.

          o During the first quarter of 1999, we reduced the headcount in this division by more than 330 people.

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

   The following chart contains information regarding our capital resources and borrowings and exposures as of March 31, 1999 and December 31, 1998:

                                                                MARCH 31,        DECEMBER 31,
                                                                  1999              1998
                                                               ------------      -------------
                                                                       (in thousands)
   Cash and Cash Equivalents...........................        $     34,736      $      40,201
   Borrowings from Revolving Credit Facilities.........             109,923            117,279
   Letters of Credit Outstanding.......................              26,214             29,937
   Cumulative Foreign Currency Translation
     Adjustment........................................             (90,663)           (76,389)
   International Assets Hedged (U.S. Dollar
     Equivalent).......................................              34,447             33,365

   The reduction in our cash and cash equivalents since December 31, 1998, was primarily attributable to the acquisition of new businesses for approximately $15.1 million in cash, the purchase of short-term investments of $11.9 million, and capital expenditures for property, plant and equipment of $32.8 million, offset by net borrowing on short-term debt of $19.2 million, and cash flow from operations of $32.0 million.

   REVIEW OF GRANT PRIDECO OPTIONS

     In light of market conditions, our recently announced proposed investment in Voest-Alpine and other future opportunities for our Grant Prideco Drilling Products division, we are currently reviewing our options for this division, including the desirability and feasibility of a spin-off of this division from the rest of our company. Although we believe that the Drilling Products Division is an important part of our company, its capital requirements and acquisition and growth opportunities are very different from the remainder of Weatherford. Many of these opportunities would not be feasible within the Weatherford group. We expect this review will be completed by the third quarter of 1999, at which time a decision will be made. Pending that decision, the Drilling Products Division will continue to operate as a separate business division of our company.

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

   7 1/4% SENIOR NOTES DUE 2006

     We have outstanding $200.0 million of publicly-traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15 of each year.

   COMPRESSION FINANCING

     Our Compression Services Division entered into a sale and leaseback arrangement in December 1998 where it was provided with the right to sell up to $200.0 million of compression units through December 1999 and lease them back over a five year period under an operating lease. As of December 31, 1998, our Compression Services Division had sold compressors under this arrangement, having an appraised value of $119.6 million, and received cash of $100.0 million and a receivable of $19.6 million. The obligations under this arrangement were assumed by the joint venture with GE Capital. As of March 31, 1999, the joint venture had received an additional $10.0 million from this receivable. The remaining receivable balance of $9.6 million is classified in other current assets on the accompanying Consolidated Condensed Balance Sheets as the balance is due on demand.

     In April 1999, the joint venture sold additional compressors under this arrangement having an appraised value of approximately $80.0 million. Upon receipt of the $80.0 million in cash, the joint venture will remit approximately $56.0 million of the proceeds to GE Capital as part of the terms of the joint venture.

   CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment during the first quarter of 1999 were $32.8 million and primarily related to fishing tools, tubular service equipment, and compression rental equipment. Much of the

1999 capital expenditures related to projects initiated at the end of 1998. Capital expenditures for 1999 are expected to be approximately $72.0 million.

     Our compression operations are, by their nature, capital intensive and require substantial investments in compressor units. These capital investments have historically been financed through existing cash and internally generated cash flow. We expect that future capital investments by our compression division will be financed by our compression joint venture through debt, sale and leaseback arrangements and other similar financing structures that are repaid from the cash flows generated from the compressor units over the projected term of rental of the equipment.

   ACQUISITIONS AND JOINT VENTURE

     Our company has grown substantially over the years through selective acquisitions and combinations. In the first quarter of 1999, we completed four acquisitions for our Completion and Oilfield Services Division which consisted of cash plus assumed debt of $15.1 million.

     In February 1999, we completed a joint venture with GE Capital Corporation in which we combined our compression services operations with GE Capital's Global Compression's services operations. The joint venture, which is known as Weatherford Global Compression, is the world's second largest provider of natural gas contract compression services and owns or manages over 4,000 compression units worldwide having approximately 850,000 horse power. The pro forma combined 1998 revenues, operating income and EBITDA for the joint venture was $256.9 million, $7.3 million and $52.1 million, respectively. We own 64% of the joint venture and GE Capital owns 36%. We have the right to acquire GE Capital's interest at anytime at a price equal to a third party market determined value that is not less than book value. GE Capital also has the right to require us to purchase its interest at any time after February 2001 at a third party market determined value as well as request a public offering of its interest after that date if we have not purchased its interest by that time.

     The valuation of net assets to be conveyed to the joint venture is subject to adjustment pending the resolution of items which must be agreed to by the Company and GE Capital. The Company believes the ultimate resolution will not have a material impact on the assets acquired or the Company's results of operations as a result of such revision.

     We also completed in February 1999, our acquisition of Christiana Companies, Inc. for approximately 4.4 million shares of Common Stock and $20.6 million cash. In the acquisition we acquired through Christiana (1) 4.4 million shares of our Common Stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. We acquired Christiana because it gave us a unique opportunity to own an interest in TLC for essentially no consideration.

     We recently entered into an agreement, subject to various regulatory approvals to purchase a 50.01% ownership interest in Voest-Alpine Stahlrohr Kindberg KmgH & Co KG in Austria. Voest-Alpine owns a tubular mill in Austria with a capacity of approximately 300,000 metric tons that is capable of supplying a large portion of our green tube requirements in the U.S. We also expect to enter into a long-term supply contract with the Voest-Alpine's mill on desirable terms at the time of our investment. The impact of this investment and supply contract should benefit our Drilling Products Division as the market recovers by providing us with a reliable and economical source of raw materials from a controlled affiliate, as well as a 50% profit participation in Voest-Alpine's business.

     Our 1999 acquisitions were accounted for using the purchase method of accounting. The results of operations of all such acquisitions are included in the Consolidated Condensed Statements of Income from their dates of acquisition. The 1999 acquisitions were not material individually nor in the aggregate.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including goodwill of approximately $30.4 million relating to our acquisitions in the first quarter of 1999. The amortization expense for goodwill and other intangibles during the first quarter of 1999 was $6.8 million.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999. We are currently evaluating the impact of SFAS No. 133 on our consolidated financial statements.

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

   As of the end of 1998, the first phase of the Year 2000 Plan was completed with respect to the assessment of our IT and Non-IT systems. The second phase was also completed by the end of 1998. The third phase will be completed by the end of the second quarter of 1999, the fourth phase and the fifth and final phase will be completed by the end of the third quarter of 1999. Any unexpected delays or problems that prevent us from completing all phases of the Year 2000 Plan in a timely manner could have a material adverse impact on us.

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

   In connection with the implementation and completion of the Year 2000 Plan, we currently expect to incur pretax expenditures of approximately $11.2 million. Since January 1998 we have incurred $9.5 million of such expenditures through March 31, 1999, of which, approximately $7.3 million has been incurred in connection with the replacement of our business application software and approximately $2.2 million has been incurred in connection with the replacement of certain IT hardware systems. We intend to continue to fund the Year 2000 Plan expenditures with working capital and third-party lease financing. Based upon information currently available, we believe that expenditures associated with achieving Year 2000 compliance will not have a material impact on operating results. However, any unanticipated problems relating to the Year 2000 issue that result in materially increased expenditures could have a material adverse impact on us.

   The 1999 expenditures associated with the Year 2000 Plan represent approximately 15% of our 1999 MIS Department's budget. Various other IT projects that are not related to the Year 2000 issue have been deferred due to the Year 2000 efforts. The effects of these delays are not expected to have a material impact on the Company.

   We are unable to predict the most likely worst case Year 2000 scenario. We are preparing a contingency plan in response to Year 2000 worst case scenario and we estimate no lost revenues due to Year 2000 issues. However, there can be no assurance that any contingency plan developed by us will be sufficient to alleviate or remediate any significant Year 2000 problems that we may experience.

   The above discussion of our efforts and expectations relating to the risks and uncertainties associated with the Year 2000 issues and our Year 2000 Plan contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve predictions and expectations concerning our ability to achieve Year 2000 compliance, the amount of costs and expenses related to the Year 2000 issue and the effect the Year 2000 issue may have on business and results of operations. Certain risks and uncertainties may cause actual results to be materially different from the projected or expected results, the overall effect of which may have a materially adverse impact on us. These risks and uncertainties include, but are not limited to, unanticipated problems and costs identified in all phases of the Year 2000 Plan, our ability to successfully implement the Year 2000 Plan in a timely manner and the ability of our suppliers, vendors and customers to make their systems and products Year 2000 compliant.

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

     Approximately 50.5% of our net assets are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity on our balance sheet. In the first quarter of 1999, we recorded a $14.3 million adjustment to our equity account primarily due to the impact of the decline in Latin American currencies against the U.S. dollar.

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

         A Further Downturn in Market Conditions Could Affect Projected Results. Any unexpected material changes in oil and gas prices or other market trends would likely affect the forward-looking information contained in this report. Our estimates as to future results and industry trends make assumptions regarding the future prices of oil and gas and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for 1999, we have made the following assumptions:

          o The recent increase in the price of oil will not have an immediate favorable impact on our businesses.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's special meeting of stockholders held on February 8, 1999, the stockholders of the Company approved (1) the acquisition by merger of Christiana Companies, Inc. ("Christiana") and (2) the postponement or adjournment of the special meeting to solicit additional votes if there were not sufficient votes to approve the acquisition of Christiana. The acquisition of Christiana is pursuant to an Amended and Restated Agreement and Plan of Merger dated as of October 14, 1998, as amended, among the Company, Christiana, C2, Inc. and Christiana Acquisition, Inc. The company completed the acquisition of Christiana in exchange for (i) 4,399,742 shares of the Company's Common Stock and (ii) approximately $20.0 million in cash. There were no broker non-votes.

     The following sets forth the results of the voting:

                                                                              Withheld/
                                                            For                Against              Abstained
                                                      --------------      ----------------       ---------------
    Acquisition of Christiana..................         64,576,294            5,089,133              216,786
    Postponement or Adjournment................         51,261,575           18,455,730              164,908

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

10.1 Employment Agreement dated as of March 1, 1999, between Weatherford International, Inc. and Bruce F. Longaker, Jr.

27.1     Financial Data Schedule

(b)      Reports on Form 8-K:


1) Current Report on Form 8-K dated February 4, 1999, announcing the completed formation of a joint venture between the Company and General Electric Capital Corporation, a New York corporation, into which both contributed their gas compression business and related assets and operations.

2) Current Report on Form 8-K dated February 18, 1999, announcing the (i) the Company's earnings for the year and quarter ended December 31, 1998, and (ii) the completion of the acquisition of Christiana Companies, Inc. following the approval of the acquisition by the stockholders of the Company at a special meeting.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Weatherford International, Inc.



                                 By: /s/ Bruce F. Longaker, Jr.
                                     -----------------------------------------
                                     Bruce F. Longaker, Jr.
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (Principal Financial Officer)


                                 By: /s/ Frances R. Powell
                                     -----------------------------------------
                                     Frances R. Powell
                                     Vice President, Accounting and Controller
                                     (Principal Accounting Officer)

Date:  May 14, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.      DESCRIPTION
--------   -----------
10.1       Employment Agreement dated as of March 1, 1999, between Weatherford
           International, Inc. and Bruce F. Longaker, Jr.

27.1       Financial Data Schedule