Form 10-Q
period 1999-06-30
WEATHERFORD INTERNATIONAL INC /NEW/
filed 1999-08-16
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to
                               --------    --------

                         Commission file number 1-13086


                         WEATHERFORD INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its Charter)

                 Delaware                                                          04-2515019
      -------------------------------                                          -------------------
      (State or other jurisdiction of                                           (I.R.S. Employer
       incorporation or organization)                                          Identification No.)

515 Post Oak Blvd., Suite 600, Houston, Texas                                      77027-3415
---------------------------------------------                                      ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Title of Class                             Outstanding at August 10, 1999
-----------------------------                     ------------------------------
Common Stock, par value $1.00                               97,888,168

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        JUNE 30,             DECEMBER 31,
                                                                          1999                   1998
                                                                       -----------           ------------
                                                                       (UNAUDITED)
                          ASSETS
CURRENT ASSETS:
      Cash and Cash Equivalents .............................          $    29,952           $    40,201
      Accounts Receivable, Net of Allowance for Uncollectible
         Accounts of $19,141 and $19,764, Respectively ......              368,157               400,886
      Inventories ...........................................              499,951               484,822
      Other Current Assets ..................................              148,215               156,483
                                                                       -----------           -----------
                                                                         1,046,275             1,082,392
                                                                       -----------           -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
      NET OF ACCUMULATED DEPRECIATION .......................            1,016,032               838,270

GOODWILL, NET ...............................................              867,710               811,034
OTHER ASSETS ................................................              111,082               100,019
                                                                       -----------           -----------
                                                                       $ 3,041,099           $ 2,831,715
                                                                       ===========           ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-Term Borrowings .................................          $   236,348           $   185,729
      Current Portion of Long-Term Debt .....................               19,695                19,346
      Accounts Payable ......................................              110,894               135,728
      Accrued Salaries and Benefits .........................               45,506                44,558
      Current Tax Liabilities ...............................               17,093                25,312
      Other Accrued Liabilities .............................              118,633               146,168
                                                                       -----------           -----------
                                                                           548,169               556,841
                                                                       -----------           -----------

LONG-TERM DEBT ..............................................              228,457               229,663
MINORITY INTERESTS ..........................................              194,042                 2,888
DEFERRED INCOME TAXES AND OTHER .............................              165,368               145,943
5% CONVERTIBLE SUBORDINATED PREFERRED
      EQUIVALENT DEBENTURES .................................              402,500               402,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common Stock, $1 Par Value, Authorized 250,000 Shares,
         Issued 108,484 and 103,513, Respectively ...........              108,484               103,513
      Capital in Excess of Par Value ........................            1,137,333             1,052,899
      Treasury Stock, at Cost ...............................             (269,257)             (193,328)
      Retained Earnings .....................................              607,703               607,185
      Accumulated Other Comprehensive Loss ..................              (81,700)              (76,389)
                                                                       -----------           -----------
                                                                         1,502,563             1,493,880
                                                                       -----------           -----------
                                                                       $ 3,041,099           $ 2,831,715
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS                       SIX MONTHS
                                                                 ENDED JUNE 30,                    ENDED JUNE 30,
                                                          ----------------------------      ----------------------------
                                                             1999             1998             1999             1998
                                                          -----------      -----------      -----------      -----------
REVENUES:
     Products .........................................   $   172,498      $   314,461      $   377,882      $   674,917
     Services and Rentals .............................       170,597          216,372          319,047          426,436
                                                          -----------      -----------      -----------      -----------
                                                              343,095          530,833          696,929        1,101,353

COSTS AND EXPENSES:
     Cost of Products .................................       126,752          216,207          283,460          467,459
     Cost of Services and Rentals .....................       132,428          147,508          234,981          280,614
     Selling, General and Administrative Attributable..
       to Segments ....................................        69,755           64,472          141,935          133,155
     Corporate General and Administrative .............         7,243            7,157           13,065           15,385
     Merger Costs and Other Charges ...................          --            107,647             --            107,647
     Equity in Earnings of Unconsolidated Affiliates...          (436)            (785)            (890)          (1,565)
                                                          -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS) ...............................         7,353          (11,373)          24,378           98,658
                                                          -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
     Interest Income ..................................           606              421            2,127            1,069
     Interest Expense .................................       (13,635)         (13,748)         (26,287)         (25,759)
     Other, Net .......................................         3,276            1,889            2,422            1,193
                                                          -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES
      AND MINORITY INTEREST ...........................        (2,400)         (22,811)           2,640           75,161
(PROVISION) BENEFIT FOR INCOME TAXES ..................           968            8,019             (796)         (28,800)
                                                          -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE MINORITY INTEREST ................        (1,432)         (14,792)           1,844           46,361
MINORITY INTEREST EXPENSE, NET OT TAX .................          (588)             (99)          (1,326)            (109)
                                                          -----------      -----------      -----------      -----------
NET INCOME (LOSS) .....................................   $    (2,020)     $   (14,891)     $       518      $    46,252
                                                          ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER SHARE:
     Basic ............................................   $     (0.02)     $     (0.15)     $      0.01      $      0.48
                                                          ===========      ===========      ===========      ===========
     Diluted ..........................................   $     (0.02)     $     (0.15)     $      0.01      $      0.47
                                                          ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic ............................................        97,586           96,771           97,451           96,766
                                                          ===========      ===========      ===========      ===========
     Diluted ..........................................        97,586           96,771           98,718           97,618
                                                          ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                            -----------------------------
                                                                              1999                1998
                                                                            ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income .................................................          $     518           $  46,252
      Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
        Depreciation and Amortization ............................             93,838              83,527
        Non-Cash Portion of Merger Costs and Other Charges .......               --                51,389
        Minority Interest Expense, Net of Tax ....................              1,326                 109
        Deferred Income Tax Provision ............................                796               7,550
        Gain on Sales of Property, Plant and Equipment ...........             (5,364)            (10,244)
        Change in Operating Assets and Liabilities, Net of Effects
          of Businesses Acquired .................................            (36,739)           (169,711)
                                                                            ---------           ---------
          Net Cash Provided by Operating Activities ..............             54,375               8,872
                                                                            ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Short-Term Investment ..........................            (14,591)               --
      Acquisition of Businesses, Net of Cash Acquired ............            (43,007)            (80,598)
      Capital Expenditures for Property, Plant and Equipment .....            (84,948)            (95,899)
      Proceeds from Sales of Property, Plant and Equipment .......             13,727              31,400
      Proceeds from Sale and Leaseback of Equipment ..............             83,503                --
                                                                            ---------           ---------
        Net Cash Used by Investing Activities ....................            (45,316)           (145,097)
                                                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings on Short-Term Debt, Net .........................             50,619             176,274
      Repayments of Long-Term Debt, Net ..........................             (4,343)            (13,111)
      Distribution to Minority Interest Holder ...................            (65,350)               --
      Proceeds from Exercise of Stock Options ....................              1,329               3,681
      Acquisition of Treasury Stock ..............................             (1,971)            (39,536)
      Other, Net .................................................                408               1,233
                                                                            ---------           ---------
        Net Cash Provided (Used) by Financing Activities .........            (19,308)            128,541
                                                                            ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................            (10,249)             (7,684)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................             40,201              74,211
                                                                            ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................          $  29,952           $  66,527
                                                                            =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest Paid ..............................................          $  25,221           $  24,235
      Income Taxes Paid, Net of Refunds ..........................              7,907              46,898


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   THREE MONTHS                          SIX MONTHS
                                                                  ENDED JUNE 30,                        ENDED JUNE 30,
                                                           ---------------------------           ---------------------------
                                                             1999               1998               1999               1998
                                                           --------           --------           --------           --------
Net Income (Loss) ...............................          $ (2,020)          $(14,891)          $    518           $ 46,252
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustment ....             8,963            (11,181)            (5,311)           (14,322)
                                                           --------           --------           --------           --------
Comprehensive Income (Loss) .....................          $  6,943           $(26,072)          $ (4,793)          $ 31,930
                                                           ========           ========           ========           ========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The unaudited consolidated condensed financial statements included herein have been prepared by Weatherford International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1999 classifications.

2.   INVENTORIES

     Inventories by category are as follows:

                                                          JUNE 30,        DECEMBER 31,
                                                            1999              1998
                                                          --------        ------------
                                                                (in thousands)
Raw materials, components and supplies .........          $250,937          $212,863
Work in process ................................            55,252            42,650
Finished goods .................................           193,762           229,309
                                                          --------          --------
                                                          $499,951          $484,822
                                                          ========          ========

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

3.   BUSINESS COMBINATIONS

     On May 21, 1999, the Company entered into an agreement to acquire Dailey International Inc. ("Dailey") for a total consideration of approximately $195.0 million. The consideration that would be paid for Dailey would be in the form of the Company's common stock, $1.00 par value ("Common Stock"), and be allocated $185.0 million for Dailey's 9 1/2% Senior Notes due 2008 ("Senior Notes"), of which the Company currently holds approximately $64.7 million principal amount, and $10.0 million for Dailey's common stock. Approval of the acquisition is contingent upon confirmation by the Bankruptcy Court of the plan of reorganization that provides for the acquisition. Confirmation of the plan of reorganization requires approval by the holders of two-thirds in principal amount of the Senior Notes and a majority number of such holders. The acquisition and plan have been pre-approved by the holders of 82% of the outstanding principal amount of Dailey Senior Notes and 50% of Dailey's common stock.

     Dailey is a worldwide provider of specialty services and technologically advanced downhole tools to the oil and gas industry. It is the leading supplier of drilling jars and other proprietary downhole tools and a worldwide leader in air drilling services for underbalanced drilling applications. A disclosure statement with respect to the proposed acquisition has been distributed to the creditors of Dailey. A hearing on the confirmation of the plan of reorganization under which the Company would acquire Dailey has been scheduled to August 19, 1999. Assuming confirmation of the plan at that hearing, the acquisition is scheduled to be closed on August 31, 1999.

     In February 1999, the Company completed a joint venture with GE Capital Corporation ("GE Capital") in which the Company's compression services operations were combined with GE Capital's Global Compression Services operations. The joint venture is known as Weatherford Global Compression Services. The Company owns 64% of the joint venture and GE Capital owns 36%. The Company has the right to acquire GE Capital's interest at anytime at a price equal to a third party market-determined value that is not less than book value. GE Capital also has the right to require the Company to purchase its interest at anytime after February 2001 at a market-determined third party

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

valuation as well as request a public offering of its interest after that date, if the Company has not purchased its interest by that time.

     On February 8, 1999, the Company completed the acquisition of Christiana Companies, Inc. ("Christiana") for approximately 4.4 million shares of the Company's Common Stock and $20.6 million cash. In the acquisition, the Company acquired through Christiana (1) 4.4 million shares of the Company's Common Stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. The 4.4 million shares of Common Stock acquired are classified as Treasury Stock, at cost on the accompanying Consolidated Condensed Balance Sheet. Because the number of shares of Common Stock issued in the Christiana acquisition approximated the number of shares of Common Stock held by Christiana prior to the acquisition, the Christiana acquisition had no material effect on the outstanding number of shares of Common Stock or net equity of the Company.

     The Company has also effected various other acquisitions during the six months ended June 30, 1999 for total consideration of approximately $60.1 million, of which $46.0 million was paid in cash and $14.1 million was paid in the form of shares of Common Stock.

     The acquisitions discussed above, were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated condensed financial statements since the date of acquisition. Completed acquisitions are not material individually or in the aggregate with same year acquisitions. Therefore, pro forma information is not provided.

4.   1998 SPECIAL CHARGES

     In the second quarter of 1998, the Company incurred $120.0 million in merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of the Company's businesses in light of the initial downturn in the industry. These charges had been fully realized as of December 31, 1998.

     The Company incurred a $75.0 million charge in the fourth quarter of 1998 related to the decline in our markets. As of December 31, 1998 $51.5 million of these charges had been utilized. The remaining $23.5 million of these charges were fully utilized in the first half of 1999 as follows:

o The severance and related costs included in the fourth quarter charges were $7.6 million for 1,000 employees to be terminated in the first half of 1999, in accordance with the announced plan. These employees had all been terminated by June 30, 1999.

o The facility and plant closures of $12.8 million were accrued in the fourth quarter of 1998 for the consolidation and closure of 100 service, manufacturing and administrative facilities in response to declining market conditions in the fourth quarter. These facilities had all been closed as of June 30, 1999.

o The corporate related expenses of $3.1 million recorded in the fourth quarter were primarily for the consolidation of technology centers, the relocation of corporate offices and the related lease obligations to align the corporate cost structure in light of current conditions.

o In the second quarter of 1999, $3.1 million, $6.6 million and $1.7 million were utilized by the Completion and Oilfield Services Division, the Artificial Lift Systems Division, and Corporate, respectively.

o In the first half of 1999, $7.7 million of the 1998 fourth quarter charge was utilized by the Completion and Oilfield Services Division, $12.1 million by the Artificial Lift Systems Division and $3.7 million by Corporate.

5.   SHORT-TERM DEBT

     The Company's unsecured credit agreement provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. Amounts outstanding under the facility accrue interest at the U.S. prime rate or a variable rate based on LIBOR. A commitment fee

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned by Standard and Poor's and Moody's Investor Service to the Company, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, and a limitation on asset dispositions. In addition, we currently have $130.0 million drawn on other uncommitted lines which are due on demand.

6.   SALE AND LEASEBACK OF EQUIPMENT

     The Company's Compression Services Division entered into a sale and leaseback arrangement in December 1998 where it was provided with the right to sell up to $200.0 million of compression units and lease the assets back over a five year period under an operating lease. As of December 31, 1998, the Company's Compression Services Division had sold compressors under this arrangement, having an appraised value of $119.6 million, and received cash of $100.0 million and a receivable of $19.6 million. The obligations under this arrangement were assumed by the joint venture with GE Capital. As of June 30, 1999, the joint venture had a receivable of $4.6 million under this arrangement.

     In the second quarter of 1999, the Compression Services Division sold additional compressors under this arrangement having an appraised value of approximately $68.5 million. Subsequent to the sale, the joint venture received approximately $68.5 million in cash, of which $65.4 million was distributed to GE Capital under terms of the joint venture agreement. The sale resulted in an additional pre-tax deferred gain of approximately $22.3 million, classified as Deferred Income Taxes and Other on the accompanying Consolidated Condensed Balance Sheets, which may be deferred until the end of the lease.

     The following table provides future minimum lease payments (in thousands) under the aforementioned lease as of June 30, 1999:

      Remainder of 1999.......................................................   $       5,681
      2000 ...................................................................          11,361
      2001 ...................................................................          11,361
      2002 ...................................................................          11,361
      2003 ...................................................................          10,737
      2004 ...................................................................           1,516
                                                                                 -------------
                                                                                 $      52,017
                                                                                 =============

7.   CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT

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

     The net decline in the cumulative foreign currency translation adjustment from December 31, 1998 to June 30, 1999 was $5.3 million. This decline primarily reflects the financial impact of the devaluation of Latin American currencies, partially offset by the strengthening Canadian dollar, as compared to the U.S. dollar.

8.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock plans. The effect of stock options and restricted stock are not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive. The effect of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") on diluted earnings per share is anti-dilutive and thus is not included in the calculation.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                                  THREE MONTHS                     SIX MONTHS
                                                                                 ENDED JUNE 30,                  ENDED JUNE 30,
                                                                             ----------------------          ----------------------
                                                                              1999            1998            1999            1998
                                                                             ------          ------          ------          ------
                                                                                                 (in thousands)
Basic weighted average shares outstanding .........................          97,586          96,771          97,451          96,766
Dilutive effect of stock option and restricted stock plans.........            --              --             1,267             852
                                                                             ------          ------          ------          ------
Dilutive weighted average shares outstanding ......................          97,586          96,771          98,718          97,618
                                                                             ======          ======          ======          ======

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions and the GE joint venture for the periods shown:

                                                                                           SIX MONTHS
                                                                                         ENDED JUNE 30,
                                                                                 -----------------------------
                                                                                     1999            1998
                                                                                 -------------   -------------
                                                                                         (in thousands)
      Fair value of assets, net of cash acquired...........................      $     279,531    $      69,383
      Goodwill.............................................................             61,399           98,977
      Total liabilities....................................................           (283,831)         (56,867)
      Common stock issued..................................................            (14,092)         (30,895)
                                                                                 -------------   -------------
      Cash consideration, net of cash acquired.............................      $      43,007    $      80,598
                                                                                 =============    =============

10.  SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company currently divides its business segments into four separate groups: completion and oilfield services, artificial lift systems, compression services, and drilling products.

     The Company's completion and oilfield services segment provides downhole services, well installation services, well completion systems, equipment rental and underbalanced drilling products and services.

     The Company's artificial lift systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift equipment, gas lift equipment and hydraulic lift equipment. The Company has a long-term alliance with Electrical Submersible Pumps, Inc. to supply a line of electrical submersible pumps and to distribute the line in selected markets.

     The Company's compression services segment manufactures, packages, rents and sells parts and services for gas compressor units over a broad horsepower range.

     On July 21, 1999, the Company announced a proposed spin-off of the drilling products segment to the Company's shareholders. The Company currently expects that the spin-off would be effected by year end, subject to the receipt of a favorable private letter ruling from the Internal Revenue Service regarding the tax free nature of the spin-off. See Note 12.

     The Company's drilling products segment manufactures drill stem products, premium engineered connections, premium tubulars and marine and subsea connectors and related accessories.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     Financial information by industry segment for each of the three and six months ended June 30, 1999 and 1998, is summarized below.


                                                              THREE MONTHS                       SIX MONTHS
                                                             ENDED JUNE 30,                    ENDED JUNE 30,
                                                      ----------------------------      ----------------------------
                                                         1999             1998             1999             1998
                                                      -----------      -----------      -----------      -----------
                                                                                 (IN THOUSANDS)
Revenues from unaffiliated customers
     Completion and Oilfield Services ...........     $   160,411      $   218,544      $   325,698      $   448,306
     Artificial Lift Systems ....................          62,227           90,427          119,698          197,556
     Compression Services .......................          55,950           47,164           98,533           90,165
     Drilling Products ..........................          64,507          174,698          153,000          365,326
                                                      -----------      -----------      -----------      -----------
                                                      $   343,095      $   530,833      $   696,929      $ 1,101,353
                                                      ===========      ===========      ===========      ===========
EBITDA, before merger costs and other charges (a)
     Completion and Oilfield Services ...........     $    35,544      $    77,228      $    78,857      $   156,801
     Artificial Lift Systems ....................           7,506           14,264           11,497           31,150
     Compression Services .......................          13,822           10,638           26,406           21,403
     Drilling Products ..........................           4,797           54,578           13,649          106,889
     Corporate ..................................          (6,734)          (6,494)         (12,193)         (14,058)
                                                      -----------      -----------      -----------      -----------
                                                      $    54,935      $   150,214      $   118,216      $   302,185
                                                      ===========      ===========      ===========      ===========
Merger costs and other charges (b)
     Completion and Oilfield Services ...........     $      --        $    26,805      $      --        $    26,805
     Artificial Lift Systems ....................            --             18,570             --             18,570
     Drilling Products ..........................            --              6,950             --              6,950
     Corporate ..................................            --             67,675             --             67,675
                                                      -----------      -----------      -----------      -----------
                                                      $      --        $   120,000      $      --        $   120,000
                                                      ===========      ===========      ===========      ===========
Depreciation and amortization
     Completion and Oilfield Services ...........     $    25,792      $    22,422      $    52,075      $    45,044
     Artificial Lift Systems ....................           4,835            4,758            9,670            9,688
     Compression Services .......................           9,166            5,883           16,734           11,975
     Drilling Products ..........................           7,280            7,861           14,487           15,493
     Corporate ..................................             509              663              872            1,327
                                                      -----------      -----------      -----------      -----------
                                                      $    47,582      $    41,587      $    93,838      $    83,527
                                                      ===========      ===========      ===========      ===========
Operating income (loss)
     Completion and Oilfield Services ...........     $     9,752      $    28,001      $    26,782      $    84,952
     Artificial Lift Systems ....................           2,671           (9,064)           1,827            2,892
     Compression Services .......................           4,656            4,755            9,672            9,428
     Drilling Products ..........................          (2,483)          39,767             (838)          84,446
     Corporate ..................................          (7,243)         (74,832)         (13,065)         (83,060)
                                                      -----------      -----------      -----------      -----------
                                                      $     7,353      $   (11,373)     $    24,378      $    98,658
                                                      ===========      ===========      ===========      ===========

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

(b) Includes inventory write-downs of $12.4 million which have been classified as Cost of Products on the accompanying Consolidated Condensed Statements of Income.

     As of June 30, 1999, total assets were $1,021.8 million for Completion and Oilfield Services, $584.4 million for Artificial Lift Systems, $647.0 million for Compression Services, $686.0 million for Drilling Products, and $101.9 million for Corporate.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     As of December 31, 1998, total assets were $1,007.4 million for Completion and Oilfield Services, $592.4 million for Artificial Lift Systems, $388.2 million for Compression Services, $764.8 million for Drilling Products, and $78.9 million for Corporate.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was to be effective for years beginning after June 15, 1999. However, in June 1999 the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133, amending the effective date of SFAS No. 133 to years beginning after June 15, 2000. We are currently evaluating the impact of SFAS No. 133 on our consolidated financial statements.

12.  SUBSEQUENT EVENTS

     PROPOSED SPIN-OFF OF DRILLING PRODUCTS DIVISION

     On July 21, 1999, the Company announced that it is proposing to spin-off its Grant Prideco Drilling Products business to the Company's shareholders. The spin-off of the drilling products business is contingent upon a number of events, including the receipt of a favorable private letter ruling from the Internal Revenue Service regarding the tax free nature of the spin-off. A request for that ruling was filed with Internal Revenue Service in July 1999.

     The Company is currently reviewing the final structure of the spin-off and there can be no assurance as to the final terms of the spin-off or as to its timing. In particular, the Company will not pursue the spin-off unless and until it has received a favorable private letter ruling from the Internal Revenue Service. The final structure of the spin-off has not been determined and will be announced at the time of final approval by the Company's Board of Directors. The Company, however, currently expects that one share of Grant Prideco will be distributed for every two shares of the Company's Common Stock held by its shareholders. The Company also contemplates that Grant Prideco will raise approximately $200.0 million in indebtedness at the time of the spin-off, of which approximately $100.0 million will be used to repay intercompany indebtedness owed to the Company.

     SALE AND LEASEBACK OF EQUIPMENT

     The Company's Compression Services Division entered into a second sale and leaseback arrangement in July 1999 where it was provided with the right to sell up to $150.0 million of compression units during the next eighteen months and lease them back over a five year period under an operating lease.

     ACQUISITION

     In July 1999, the Company acquired a 50.01% interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co KG ("VA") for approximately $30.0 million, of which approximately $7.5 million was paid in cash and the remainder is to be paid over a period of 7 years. VA produces high quality seamless tubulars in Austria, including green tube used by Grant Prideco in its drill pipe operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following is a discussion of our results of operations for the three and six months ended June 30, 1999, and June 30, 1998, and our current financial position. This discussion should be read in conjunction with our financial statements that are included with this report as well as our Annual Report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission.

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

MARKET TRENDS AND OUTLOOK

   The market for oilfield products and services remained depressed during the second quarter of 1999. The domestic and international rig count continued to be at or near historical low levels and despite significant increases in oil prices in the second quarter, drilling and production activity has remained low. The increase in oil prices has followed an agreement of the Organization of Petroleum Exporting Countries to limit oil production. Such agreement has generally been maintained. The increase in oil prices has resulted in a slight increase in the rig count and drilling activity since the beginning of the year. However, overall activity in our business has remained depressed and we do not currently expect market conditions to materially improve until later this year or early 2000. Further, improvements in our operations will be dependent upon the segment of the industry involved. We expect that our artificial lift group will be the first to benefit from the improvement as production projects are reinstated in light of the higher prices of oil, in particular heavy oil in Canada. Our completion and downhole service group is also expected to begin to benefit from the improved activity, in particular in North America. This pickup, however, is expected to be gradual and we expect that results in this group will be affected by pricing pressures through at least the remainder of the year. Our compression business, which is less effected by day-to-day market factors, is not expected to materially improve and, in fact, our domestic compression business is seeing pricing pressure due to excess inventory in the market. Our drilling products group, which is heavily dependent on drilling activity and is impacted by inventory levels of drill pipe on idle rigs, is not expected to realize any material improvement in results until sometime in the year 2000.

   Looking forward into the remainder of this year, the level of market improvements for our businesses will be heavily dependent on whether oil and natural gas prices can remain at or about their present levels and the impact recent market improvements may have on customer spending. The industry improvements will also affect our divisions at different times. Although we believe that the activity levels in our industry are at or near their bottom, the timing and extent of a recovery is difficult to predict and will be dependent on many external factors.

   The following chart sets forth certain historical statistics that are reflective of the market conditions in which we operate:

                                                 HENRY HUB   NORTH AMERICAN    INTERNATIONAL
                                 WTI OIL (1)      GAS (2)    RIG COUNT (3)     RIG COUNT (3)
                                 -----------     ----------  --------------    -------------
June 1999 .............          $     17.89     $    2.394             724              597
December 1998 .........                11.28          1.945             895              671
June 1998 .............                13.66          2.469           1,079              794

(1)      Price per barrel as of June 30- Source:  Applied Reasoning, Inc.
(2)      Price per MM/BTU as of June 30 - Source:  Oil World
(3)      Average rig count for June - Source:  Baker Hughes Rig Count

   The reduction in drilling and production activity impacted our businesses through lower revenues, pricing pressure and reduced margins. Reflected in our results are the following trends:

o North American activity remained depressed as many of our customers delayed spending due to uncertainties on oil prices and the impact of consolidation efforts. North American revenues for the second quarter improved slightly as compared to the first quarter.
o International revenues continued to decline as the average rig count decreased to approximately 600 from 800 as of June 30, 1998.
o Excess product and service capacity has placed pressure on prices and margins as competitors have sought to maintain or gain market share through price reductions. We estimate that pricing declined between 10% and 15% during the first half of 1999, depending on the product or service.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

   The following charts contain selected financial data comparing our results for 1999 and 1998:

COMPARATIVE FINANCIAL DATA

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                              ------------------------------
                                                1999                 1998
                                              ---------            ---------
                                                  (in thousands, except
                                                       percentages)
Revenues .............................        $ 343,095            $ 530,833
Gross Profit .........................           83,915              167,118(a)
Gross Profit % .......................             24.5%                31.5%
Selling, General and Administrative
  Attributable to Segments ...........        $  69,755            $  64,472
Corporate General and Administrative..            7,243                7,157
Operating Income (Loss) ..............            7,353              (11,373)(a)
Net Loss .............................           (2,020)             (14,891)(a)
EBITDA (b) ...........................           54,935               30,214(a)

(a) Includes $120.0 million, $78.0 million net of tax, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions. Of these charges, $12.4 million related to the write-off of inventory has been classified as cost of products.

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

 SALES BY GEOGRAPHIC REGION

                                        THREE MONTHS ENDED
                                             JUNE 30,
                                        ------------------
                                        1999          1998
                                        ----          ----
REGION: (a)
U.S. .........................           57%           63%
Canada .......................           13%           12%
Europe .......................           10%            8%
Latin America ................            6%            5%
Africa .......................            6%            4%
Middle East ..................            3%            2%
Other ........................            5%            6%
                                        ---           ---
    Total ....................          100%          100%
                                        ===           ===

   (a) Sales are based on the region of origination.

   Our results for the three months ended June 30, 1999 reflected the adverse market conditions in which we are operating. These conditions had the following effects on our results:

o Revenues for the three months ended June 30, 1999 declined 35.4% compared to the same period in 1998.
o Our second quarter 1999 revenues in North America were $152.4 million less than they were in the second quarter of 1998.
o Operating income declined $101.3 million in the second quarter of 1999, as compared to the second quarter of 1998 operating income of $108.6 million, excluding the effect of the one-time charge of $120.0 million relating to the merger of EVI and Weatherford Enterra.
o We have continued our cost reduction efforts to reduce operating costs in response to a continued decline in market conditions.
o Our corporate expenses of $7.2 million for the second quarter of 1999 were comparable to the second quarter of 1998.
o Our effective tax rate for the second quarter of 1999 was 40.3% due to the mix between foreign and U.S. tax attributes for 1999.

SEGMENT RESULTS

     COMPLETION AND OILFIELD SERVICES

     Our Completion and Oilfield Services Division experienced reductions in revenue, operating income and margins as the rig count declined and the demand for its products and services dropped. This division's North American completion and downhole services operations were the most adversely affected by the downturn. We believe that the U.S. and Canadian revenue declines in this division have generally bottomed out. In this regard, we currently expect that revenues for this division should be generally flat or up slightly in the third quarter from the second quarter of 1999. We are continuing to feel pricing pressures that will affect margins absent a material improvement in revenue growth. In most of our international markets, we are seeing reduced volumes and continue to experience pricing pressures due to soft demand.

     The following chart sets forth additional data regarding the results of our Completion and Oilfield Services Division for the second quarters of 1999 and 1998:

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                       ---------------------------
                                                         1999               1998
                                                       --------           --------
                                                          (in thousands, except
                                                               percentages)
Revenues ....................................          $160,411           $218,544
Gross Profit ................................            39,783             76,993(a)
Gross Profit % ..............................              24.8%              35.2%
Selling, General and Administrative .........          $ 30,467           $ 23,502
Operating Income ............................             9,752             28,001(a)
EBITDA ......................................            35,544             50,423(a)

(a) Includes merger and other charges of $26.8 million, which consists of $3.2 million for facility closures, $23.1 million for write-down of assets and $0.5 million for write-off of inventory. The write-off of inventory has been classified as cost of products.

     Material items affecting the results of our Completion and Oilfield Services Division for the second quarter of 1999 compared to 1998 were:

o Our North American revenues for the second quarter of 1999 declined by 36.6% as compared to 1998 due to an average rig count reduction of 40.3%. Contributing to the decline in North American revenues was a 43.8% decline in Canadian revenues as compared to the second quarter of 1998 due to a Canadian average rig count reduction of 42.1% and the longer than usual spring break up. Our international revenues, excluding Canada, decreased by 16.6% from the second quarter of 1998 to $91.0 million. The most significant revenue decrease occurred in the Latin American market which declined 27.5% compared to the second quarter of 1998.
o Gross profit percentage declined in the second quarter of 1999 by 10.4% as compared to the second quarter of 1998, due to revenue and pricing declines and factory underutilization.

o Selling, general and administrative expenses increased as a percentage of revenues from 10.8% in the second quarter of 1998 to 19.0% in the second quarter of 1999. The increase primarily reflects a lower revenue base and start up costs for new product lines and businesses.
o Operating income declined $45.1 million in the second quarter of 1999 from the second quarter of 1998, before the effect of the merger and other charges, primarily due to reduced revenues associated with industry conditions and resulting operational inefficiencies attributable to lower operating levels.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division's results for the second quarter of 1999 compared to the second quarter of 1998, were down significantly due to a substantial reduction in demand for our artificial lift products in line with the activity decline in the industry. This decline was most pronounced in the United States where our second quarter 1998 U.S. sales represented approximately 55.9% of the division's total revenue.

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. With the recent increases in oil prices, the significant revenue declines that were experienced throughout 1998 have gradually begun to reverse, as evidenced by an 8.3% increase in revenues over the first quarter of 1999. We expect the results from this division to continue to improve during the year, in particular from sales outside the United States. The level of improvement in this division will depend on our customer's reaction to higher oil prices and the strength of the recovery.

     The following chart sets forth additional data regarding the results of our Artificial Lift Systems Division for the second quarters of 1999 and 1998:

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                       ---------------------------
                                                         1999               1998
                                                       --------           --------
                                                          (in thousands, except
                                                               percentages)
Revenues ....................................          $ 62,227           $ 90,427
Gross Profit ................................            23,757             24,693(a)
Gross Profit % ..............................              38.2%              27.3%
Selling, General and Administrative .........          $ 21,086           $ 24,510
Operating Income (Loss) .....................             2,671             (9,064)(a)
EBITDA ......................................             7,506             (4,306)(a)

     (a) Includes merger and other charges of $18.6 million, which consists of $7.7 million for facility closures, $9.3 million for the write-off of inventory and $1.6 million related to the write-down of assets. The write-off of inventory has been classified as costs of products.

     Material items affecting the results of our Artificial Lift Systems Division as reflected above for the second quarter of 1999 compared to the second quarter of 1998 were:

o The second quarter of 1999 experienced a decline in revenues of 31.2% compared to the second quarter of 1998 due to the industry downturn. United States revenues declined 43.4% due to the average rig count reduction of 40.0%. Canadian revenues were down only 4.8% as the Canadian heavy oil market had significantly declined by the second quarter of 1998.
o Gross profit as a percentage of revenues increased from 37.6% in the second quarter of 1998, excluding the effect of the merger and other charges, to 38.2% in the second quarter of 1999, due to cost reductions implemented.
o Selling, general and administrative expenses declined due to cost reduction efforts. Selling, general and administrative expenses increased as a percentage of revenues from 27.1% in the second quarter of 1998 to 33.9% in the second quarter of 1999. The increase was primarily a result of a lower revenue base.
o The change in operating income to $2.7 million for the second quarter of 1999 as compared to second quarter 1998 operating income of $9.5 million, before the effect of the merger and other charge, is a result of the sharp decline in revenues. Pricing was only marginally down during the period due to the nature of the business and our market position. We are, however, continuing to see pricing pressures in some markets due to the consolidation of our customers and the downturn in the market.

     COMPRESSION SERVICES

     Our Compression Services Division's results for the second quarter of 1999 reflected increased revenues and improved cash flows as compared to the second quarter of 1998. Contributing to the increased revenues in the second quarter of 1999 as compared to the first quarter of 1999 was the additional month of revenues from the joint venture entered into with GE Capital in February 1999. However, demand declined in the second quarter from the first quarter of 1999 levels for compressor unit rentals. Compressor unit sales and services revenues were strong in the second quarter of 1999.

     The Compression Services Division expanded its international presence through the award of a seven year contract by YPF S.A. in Argentina. The division will provide total compression services to YPF, including ownership of the compression equipment, maintenance and daily service operations, with estimated revenues over the seven years of $95.0 million. This project is expected to be fully operational in the third quarter of 1999.

     The following chart sets forth additional data regarding the results of our Compression Services Division for 1999 and 1998:

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                       ----------------------------
                                                         1999                1998
                                                       --------            --------
                                                           (in thousands, except
                                                               percentages)
Revenues ....................................          $ 55,950            $ 47,164
Gross Profit ................................            11,900               9,970
Gross Profit % ..............................              21.3%               21.1%
Selling, General and Administrative .........          $  7,244            $  5,215
Operating Income ............................             4,656               4,755
EBITDA ......................................            13,822              10,638
Minority Interest Expense, Net of Taxes .....              (915)               --

     Material items affecting the results of our Compression Services Division for 1999 compared to 1998 were:

o The increase in revenues primarily reflects the impact of the joint venture and higher equipment sales.
o Gross profit as a percentage of revenues increased slightly due to product sales mix.
o The increase in selling, general and administrative expenses for the second quarter of 1999 compared to 1998 primarily reflects additional staff associated with our joint venture.
o Pricing pressures for compressor rentals occurred during the quarter in the United States due to excess compressor equipment in the market.

DRILLING PRODUCTS

     Our Drilling Products Division continued to be severely impacted by the decline in worldwide drilling activity in 1998 and 1999. Revenues for the second quarter of 1999 were down by more than 60% from the relatively high levels recorded in the second quarter of 1998. This division's backlog of drill stem products is being replaced at diminishing rates. At June 30, 1999, the backlog in drill stem products was $35.9 million compared to the backlog of $89.9 million at December 31, 1998.

     The outlook for this division will be dependent on the timing of a worldwide drilling recovery. Improvements in the demand for drill stem products will likely lag any recovery in drilling activity from three to six months due to existing customer inventory levels. We expect drill stem revenues to remain weak in the third quarter of 1999. Pending a recovery in drilling activity, sales of drill stem products will be primarily limited to specialty products.

     In July 1999, we acquired a 50.01% ownership interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co KG in Austria. Voest-Alpine owns a tubular mill in Austria with a capacity of approximately 300,000 metric tons that is capable of supplying a large portion of our green tube requirements in the U.S. The impact of this investment and supply contract should benefit our Drilling Products Division as the market recovers by providing us with a reliable source of raw materials from a controlled affiliate, significantly reduced cost of raw material and a 50% profit participation in Voest-Alpine's business.

     As more fully described below, we recently announced the potential spin-off of our Drilling Products Division. The spin-off would be effected in order to allow this division and our other divisions to focus on their own operations and grow in their core markets. The spin-off would also allow our drilling products business to fund acquisitions and expansions using its own capital.

     The following chart sets forth additional data regarding the results of our Drilling Products Division for the second quarter of 1999 and 1998:

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                       ----------------------------
                                                         1999               1998
                                                       --------            --------
                                                          (in thousands, except
                                                               percentages)
Revenues ....................................          $ 64,507            $174,698
Gross Profit ................................             8,475              55,462(a)
Gross Profit % ..............................              13.1%               31.7%
Selling, General and Administrative .........          $ 10,958            $ 11,245
Operating Income (Loss) .....................            (2,483)             39,767(a)
EBITDA ......................................             4,797              47,628(a)

     (a) Includes merger and other charges of $6.9 million, including $2.5 million for write-off of inventory and $4.4 million for facility closures. The write-off of inventory has been classified as costs of products.

     Material items affecting the results of our Drilling Products Division for the second quarter of 1999 and 1998 were:

o The decrease in revenues during the second quarter of 1999 reflects the overall decline in drilling activity and the consumption of excess drill pipe from idle rigs.
o Sales of premium tubular products and connections were $32.2 million for the second quarter of 1999 compared to $56.0 million for second quarter of 1998.
o The decline in premium tubular revenues results from a decrease in demand due to prevailing market conditions as distributors' inventories continue to be reduced and consolidated.
o Gross profit, gross profit percentages and operating income declined due to lower sales volume and high fixed costs associated with the manufacturing operations. These costs were somewhat reduced by internal purchases of drill pipe for our rental operations in anticipation of market improvements.
o The selling, general and administrative costs for our Drilling Products Division declined slightly from 1998 due to cost reductions. We are also in the process of implementing a consolidation of certain of our manufacturing operations for this division, which is expected to further reduce the selling, general and administrative expenses of this division.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     The following charts contain selected financial data comparing our results for 1999 and 1998:

 COMPARATIVE FINANCIAL DATA

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                        -------------------------------
                                                           1999                 1998
                                                        ----------           ----------
                                                             (in thousands, except
                                                                  percentages)
Revenues .....................................          $  696,929           $1,101,353
Gross Profit .................................             178,488              353,280(a)
Gross Profit % ...............................                25.6%                32.1%
Selling, General and Administrative
  Attributable to Segments ...................          $  141,935           $  133,155
Corporate General and Administrative .........              13,065               15,385
Operating Income .............................              24,378               98,658(a)
Net Income ...................................                 518               46,252(a)
EBITDA (b) ...................................             118,216              182,185(a)

(a) Includes $120.0 million, $78.0 million net of tax, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions. Of these charges, $12.4 million related to the write-off of inventory has been classified as cost of products.

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

 SALES BY GEOGRAPHIC REGION

                                         SIX MONTHS ENDED
                                             JUNE 30,
                                        ------------------
                                        1999          1998
                                        ----          ----
REGION: (a)
U.S. .........................           55%           58%
Canada .......................           13%           15%
Europe .......................           10%            8%
Latin America ................            7%            7%
Africa .......................            6%            4%
Middle East ..................            3%            2%
Other ........................            6%            6%
                                        ---           ---
    Total ....................          100%          100%
                                        ===           ===

   (a) Sales are based on the region of origination.

   Our results for the six months ended June 30, 1999 reflected the depressed market conditions. These conditions had the following effects on our results:

o Revenues for the six months ended June 30, 1999 declined 36.7% compared to the same period in 1998.
o Of the $404.4 million decline in revenues from 1998 to 1999, $336.5 million, or 83.2%, was attributable to sales in North America.
o A $194.3 million decline in the first half of 1999 operating income, as compared to the first half of 1998 operating income of $218.7 million, excluding the effect of merger and other charges, reflected the significant decline in our industry.
o Selling, general and administrative expenses attributable to the segments increased as a percent of revenue due primarily to a lower revenue base and startup costs for new product lines and businesses.
o The decrease in corporate expenses from 1998 was primarily attributable to consolidation savings.

SEGMENT RESULTS

     COMPLETION AND OILFIELD SERVICES

     Our Completion and Oilfield Services Division experienced reductions in revenue, operating income and margins as rig count declined and demand for its products and services dropped. This division's North American operations were the most adversely affected by the downturn. In most of our international markets, we continue to experience pricing pressures due to soft demand.

     The following chart sets forth additional data regarding the results of our Completion and Oilfield Services Division for the first half of 1999 and 1998:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ---------------------------
                                                         1999               1998
                                                       --------           --------
                                                          (in thousands, except
                                                               percentages)
Revenues ....................................          $325,698           $448,306
Gross Profit ................................            88,025            159,308(a)
Gross Profit % ..............................              27.0%              35.5%
Selling, General and Administrative .........          $ 62,133           $ 49,646
Operating Income ............................            26,782             84,952(a)
EBITDA ......................................            78,857            129,996(a)

(a) Includes merger and other charges of $26.8 million, which consists of $3.2 million for facility closures, $23.1 million for write-down of assets and $0.5 million for write-off of inventory. The write-off of inventory has been classified as cost of products.

     Material items affecting the results of our Completion and Oilfield Services Division for the first half of 1999 compared to 1998 were:

o Our North American revenues for the first six months of 1999 declined by 42.3% as compared to 1998 due to an average rig count reduction of 41.0%.
o Our international revenues, excluding Canada, decreased by 10.4% in the first six months of 1999 to $188.5 million, as compared to the six months ended June 30, 1998. The most significant revenue decrease occurred in the Latin American market which declined 22.2%.
o Gross profit percentage declined in the first six months of 1999 by 8.6%, excluding the effect of the merger and other charges, due to revenue and pricing declines and plant under absorption.
o Selling, general and administrative expenses increased as a percentage of revenues from 11.1% in the second half of 1998 to 19.1% in the first half of 1999. The increase primarily reflects a lower revenue base and start up costs relating to new product lines and businesses.
o Operating income declined in the first six months of 1999 to $26.8 million from $111.8 million in the six months ended June 30, 1998, excluding the effect of merger and other charges, primarily due to reduced revenues associated with industry conditions and resulting operational inefficiencies attributable to lower operating levels.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division's results for the first half of 1999 compared to the first half of 1998, were down significantly due to a substantial reduction in demand for our artificial lift products following the downturn in the industry. This decline was most pronounced in North America where our sales for the six months ended June 30, 1998, represented approximately 83.9% of the division's total revenue.

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. With the recent increases in oil prices, the significant revenue declines that were experienced throughout 1998 have gradually begun to reverse, as evidenced by an 8.3% increase in revenues in the quarter ended June 30, 1999 over the first quarter of 1999. We expect the results from this division to continue to improve during the year, in particular from sales outside the United States, due to higher oil prices and improved production activity. The level of improvement in this division will depend on our customer's reaction to higher oil prices and the strength of the recovery.

     The following chart sets forth additional data regarding the results of our Artificial Lift Systems Division for the first half of 1999 and 1998:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                       ---------------------------
                                                         1999               1998
                                                       --------           --------
                                                           (in thousands, except
                                                               percentages)
Revenues ....................................          $119,698           $197,556
Gross Profit ................................            45,152             62,884(a)
Gross Profit % ..............................              37.7%              31.8%
Selling, General and Administrative .........          $ 43,325           $ 50,745
Operating Income ............................             1,827              2,892(a)
EBITDA ......................................            11,497             12,580(a)

(a) Includes merger and other charges of $18.6 million, which consists of $7.7 million for facility closures, $9.3 million for the write-off of inventory and $1.6 million related to the write-down of assets. The write-off of inventory has been classified as cost of products.

     Material items affecting the results of our Artificial Lift Systems Division as reflected above for the first half of 1999 compared to the first half of 1998 were:

o The first half of 1999 experienced a decline in revenues of 39.4% compared to the first half of 1998 due to the industry downturn which began to impact this division in the second quarter of 1998.
o Gross profit declined to $45.2 million in the first half of 1999 from $72.2 million in first half of 1998, excluding the effect of merger and other charges, due primarily to a lower revenue base and pricing declines. Gross profit as a percent of revenue increased to 37.7% from 36.5% for the six months of 1999 as compared to 1998, excluding the effect of the merger and other charges, due to the continued cost reduction efforts.
o Selling, general and administrative expenses declined due to the cost reductions implemented in response to the depressed industry conditions. Selling, general and administrative expenses increased 10.5% as a percent of revenue due to lower revenue levels.
o The decline in operating income of $19.6 million for the first six months of 1999, as compared to 1998, excluding the effect of the merger and other charges, is a result of the sharp decline in revenues and pricing pressures.

     COMPRESSION SERVICES

     Our Compression Services Division's results for the first six months of 1999 reflected improved margins, operating income and cash flow on essentially flat revenues. The improvements were primarily attributable to a better revenue mix and the impact of the joint venture entered into with GE Capital in February 1999.

     The Compression Services Division expanded its international presence through the award of a seven year contract by YPF S.A. in Argentina. The joint venture will provide total compression services to YPF, including ownership of the compression equipment, maintenance and daily service operations, with estimated revenues over the seven years of $95.0 million. This project is expected to be fully operational in the third quarter of 1999.

     Demand, and as a result pricing, for our compression services in the first half of 1999 was down for rental compressor units due to high inventory levels.

     The following chart sets forth additional data regarding the results of our Compression Services Division for 1999 and 1998:

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            ----------------------------
                                                              1999                1998
                                                            --------            --------
                                                                (in thousands, except
                                                                    percentages)
     Revenues ....................................          $ 98,533            $ 90,165
     Gross Profit ................................            23,929              19,786
     Gross Profit % ..............................              24.3%               21.9%
     Selling, General and Administrative .........          $ 14,257            $ 10,358
     Operating Income ............................             9,672               9,428
     EBITDA ......................................            26,406              21,403
     Minority Interest Expense, Net of Taxes .....            (1,886)               --

     Material items affecting the results of our Compression Services Division for the first six months of 1999 compared to the first six months of 1998 were:

     o Gross profit as a percentage of revenues increased due to improved product and sales mix.
     o The increase in selling, general and administrative expenses for the first half of 1999 compared to 1998 primarily reflects additional staff associated with our joint venture.

     DRILLING PRODUCTS

     Our Drilling Products Division was severely impacted by the decline in worldwide drilling activity in late 1998 and 1999. Revenues for the second quarter of 1999, were down by more than 50% from the high level recorded in the second quarter of 1998. This division's backlog of drill stem products is being replaced at diminishing rates.

      The following chart sets forth data regarding the results of our Drilling Products Division for the first half of 1999 and 1998:

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                            ------------------------------
                                                              1999                 1998
                                                            ---------            ---------
                                                                  (in thousands, except
                                                                      percentages)
     Revenues ....................................          $ 153,000            $ 365,326
     Gross Profit ................................             21,382              111,302(a)
     Gross Profit % ..............................               14.0%                30.5%
     Selling, General and Administrative .........          $  22,220            $  22,406
     Operating Income (Loss) .....................               (838)              84,446(a)
     EBITDA ......................................             13,649               99,939(a)

(a) Includes merger and other charges of $6.9 million, including $2.5 million for write-off of inventory and $4.4 million for facility closures. The write-off of inventory has been classified as costs of products.

     Material items affecting the results of our Drilling Products Division for the six months ended June 30, 1999 compared to same period in 1998 were:

     o The decrease in revenues from 1998 to 1999 reflects the overall decline in drilling activity and the consumption of excess drill pipe from idle rigs.
     o For the first half of 1998, revenues and gross profit for this division benefited from sales from backlog notwithstanding a general decline in market conditions that began in early 1998.
     o Sales of premium tubular products and connections were $64.2 million for the six months ended June 30, 1999 compared to $133.6 million for the six months ended June 30, 1998.
     o The decline in premium tubular revenues results from a decrease in demand due to prevailing market conditions as distributors' inventories continue to be reduced and consolidated.

     o Gross profit, gross profit percentages and operating income declined due to lower sales volume and high fixed costs associated with the manufacturing operations.
     o During the first half of 1999, we reduced the headcount in this division by more than 300 people.

1998 SPECIAL CHARGES

     In the second quarter of 1998, we incurred $120.0 million in merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our businesses in light of the initial downturn in the industry. These charges had been fully realized as of December 31, 1998.

     We incurred a $75.0 million charge in the fourth quarter of 1998 related to the decline in our markets. As of December 31, 1998 $51.5 million of these charges had been utilized. The remaining $23.5 million of these charges were fully utilized in the first half of 1999 as follows:

     o The severance and related costs included in the fourth quarter charges were $7.6 million for 1,000 employees to be terminated in the first half of 1999, in accordance with the announced plan. These employees had all been terminated by June 30, 1999.

     o The facility and plant closures of $12.8 million were accrued in the fourth quarter of 1998 for the consolidation and closure of 100 service, manufacturing and administrative facilities in response to declining market conditions in the fourth quarter. These facilities had all been closed as of June 30, 1999.

     o The corporate related expenses of $3.1 million recorded in the fourth quarter were primarily for the consolidation of technology centers, the relocation of corporate offices and the related lease obligations to align the corporate cost structure in light of current conditions.

     o In the second quarter of 1999, $3.1 million, $6.6 million and $1.7 million were utilized by the Completion and Oilfield Services Division, the Artificial Lift Systems Division, and Corporate, respectively.

     o In the first half of 1999, $7.7 million of the 1998 fourth quarter charge was utilized by the Completion and Oilfield Services Division, $12.1 million by the Artificial Lift Systems Division and $3.7 million by Corporate.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are current cash, cash generated from operations and borrowings under bank lines of credit. We believe that the current reserves of cash and short-term investments, access to our existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of our current and future operations. We are continually reviewing acquisitions in our markets. Depending upon the size, nature and timing of an acquisition, we may need additional capital in the form of either debt, equity or a combination of both.

     The following chart contains information regarding our capital resources and borrowings and exposures as of June 30, 1999 and December 31, 1998:

                                                        JUNE 30,          DECEMBER 31,
                                                          1999                1998
                                                       ---------          ------------
                                                               (in thousands)
     Cash and Cash Equivalents ..............          $  29,952           $  40,201
     Short-Term Borrowings ..................            236,348             185,729
     Letters of Credit Outstanding ..........             29,051              29,937
     Cumulative Foreign Currency Translation
       Adjustment ...........................            (81,700)            (76,389)
     International Assets Hedged (U.S. Dollar
       Equivalent) ..........................             28,914              33,365

     The reduction in our cash and cash equivalents since December 31, 1998, was primarily attributable to the following:

     o  Cash inflow of $54.4 million from operating activities.

     o Borrowings, net of repayments, on term debt and other short-term facilities of $46.3 million.
     o Proceeds from the sale and leaseback of Compression units of $83.5 million. Of these proceeds, $65.4 million were subsequently paid to GE Capital under terms of the joint venture agreement.
     o  Capital expenditures of property, plant and equipment of $84.9 million.
     o Acquisition of new businesses for approximately $43.0 million in cash, net of cash required.

     PROPOSED SPIN-OFF OF DRILLING PRODUCTS DIVISION

     On July 21, 1999, we announced that we are proposing to spin-off our Grant Prideco Drilling Products business to our shareholders. We currently expect that a spin-off of Grant Prideco to our shareholders will be effected by year-end, subject to the receipt of a favorable private letter ruling by the Internal Revenue Service ("I.R.S.") regarding the tax-free nature of the spin-off. A request for a ruling was filed with the I.R.S. in July 1999.

     We are proposing the spin-off of Grant Prideco to allow Grant Prideco and our non-Grant Prideco businesses to each focus on their own operations and growth in their core markets. As previously disclosed by us in our filings with the Securities and Exchange Commission, we have in recent periods concentrated our growth on the acquisition and development of new technologies directed at reservoir recovery. Grant Prideco's growth is focused on the manufacture of value added products in the tubular segment of the industry. The proposed spin-off is expected to allow all of our businesses to continue to expand and grow on a more focused basis and to permit our remaining businesses and those of Grant Prideco to pursue opportunities that might not otherwise be available on a combined basis. The spin-off of Grant Prideco will also allow it to fund future acquisitions and expansions using its own capital. We expect that following the spin-off, Grant Prideco will continue to actively pursue growth opportunities in the tubular segment of the industry.

     The final structure of the spin-off has not been determined and will be announced at the time of the final approval of the spin-off. However, we currently expect that one share of Grant Prideco will be distributed for every two shares of our Common Stock held by our shareholders. We also contemplate that Grant Prideco will raise approximately $200.0 million in indebtedness at the time of the spin-off, of which approximately $100.0 million will be used to repay intercompany indebtedness to Weatherford.

     BANKING FACILITIES

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of June 30, 1999, $142.9 million was available under the credit facility. Borrowings under this facility bear interest at the U.S. prime rate or a variable rate based on the LIBOR. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions. In addition, we currently have $130.0 million drawn on other uncommitted lines which are due on demand.

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

     COMPRESSION FINANCING

     Our Compression Services Division has entered into various sale and leaseback arrangements where it has sold $215.8 million of compression units and has a right to sell up to another $134.2 million of compression units. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five year operating lease with a market based purchase option.

     As of December 31, 1998, our Compression Services Division had sold compressors under these arrangements having appraised values of $119.6 million and had received cash in the amount of $100.0 million and a receivable of $19.6 million. During the first six months of 1999, our Compression Services Division sold additional compressors having an appraised value of $68.5 million and received cash of $83.5 million.

     Of the proceeds received by our Compression Services Division from the sale and leaseback of the compressor units, $100.0 million was distributed to us by the division and $65.4 million was distributed to GE Capital as part of the joint venture. The remaining proceeds of these sales are held by the joint venture for internal corporate purposes and growth. We have guaranteed certain of the obligations of the joint venture with respect to the sale of $200.0 million of the compression units. The remaining sales by the joint venture were done on a non-recourse basis to us and are limited solely to the assets of the joint venture.

     CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment during the first half of 1999 were $84.9 million and primarily relate to compression and other rental equipment, fishing tools and tubular service equipment. Specifically, of our capital expenditures $25.0 million was for our Compression Services Division primarily related to U.S. assets and the long term contract with YPF. A portion of the 1999 capital expenditures related to projects initiated at the end of 1998. We expect capital expenditures for the remainder of 1999 to be approximately $50.0 million, primarily due to projected expenditures for our Compression Services Division.

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

     ACQUISITIONS AND JOINT VENTURES

     In February 1999, we completed a joint venture with GE Capital Corporation in which we combined our compression services operations with GE Capital's Global Compression's services operations. The joint venture, which is known as Weatherford Global Compression Services, is the world's second largest provider of natural gas contract compression services and owns or manages over 4,500 compression units worldwide having approximately 1.1 million horsepower. We own 64% of the joint venture and GE Capital owns 36%. We have the right to acquire GE Capital's interest at anytime at a price equal to a third party market determined value that is not less than book value. GE Capital also has the right to require us to purchase its interest at any time after February 2001 at a third party market determined value as well as request a public offering of its interest after that date if we have not purchased its interest by that time.

     In February 1999, we acquired Christiana Companies, Inc. for approximately
4.4 million shares of Common Stock and $20.6 million cash. In the acquisition we acquired through Christiana (i) 4.4 million shares of our Common Stock, (ii) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (iii) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. We acquired Christiana because it gave us a unique opportunity to own an interest in TLC for essentially no consideration other than our agreement to pursue the acquisition.

     In July 1999, we acquired a 50.01% ownership interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co KG in Austria for approximately $30.0 million, of which approximately $7.5 million was paid at closing and the remainder is to be paid over a period of up to 7 years. Voest-Alpine owns a tubular mill in Austria with a capacity of approximately 300,000 metric tons that is capable of supplying a large portion of our green tube requirements in the U.S. In connection with the agreement we entered into a long-term supply contract with the Voest-Alpine's mill. The impact of this investment and supply contract should benefit our Drilling Products Division as the market recovers by providing us with a reliable source of raw materials from a controlled affiliate, as well as significantly lower cost of raw material and a 50% profit participation in Voest-Alpine's business.

     In May 1999, we entered into an agreement to acquire Dailey International Inc. for $195 million of our common stock. Dailey is a worldwide provider of air and underbalanced drilling, specialty services and technologically advanced downhole tools. The acquisition will be consummated pursuant to a pre-negotiated plan of reorganization in bankruptcy. Consummation of the acquisition of Dailey is subject to bankruptcy court confirmation of a plan of reorganization. Confirmation of the plan of reorganization required approval of the holders of at least two-thirds in principal amount of Dailey's Senior Notes and a majority of those holders. Prior to entering into the agreement to acquire Dailey, we received approval of the holders of more than 82% in principal amount of the outstanding Senior Notes of Dailey. A hearing on the confirmation of the plan or reorganization has been scheduled for August 19, 1999. Assuming the plan of reorganization is approved by the bankruptcy court on August 19, 1999, we would expect that the closing would occur on or around August 31, 1999. Upon closing, Dailey's businesses will be placed within our Completion and Oilfield Services Division.

     In the first six months of 1999, we also completed six acquisitions for our Completion and Oilfield Services Division for consideration of $12.4 million of our common stock and cash plus assumed debt of $41.9 million. We completed two acquisitions for our Drilling Products Division for cash plus assumed debt of $3.8 million and common stock of $1.7 million.

     Our 1999 acquisitions were accounted for using the purchase method of accounting. The results of operations of all such acquisitions are included in the Consolidated Condensed Statements of Income from their dates of acquisition. Completed 1999 acquisitions were not material individually nor in the aggregate.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including goodwill of approximately $61.4 million relating to our acquisitions in the six months of 1999. The amortization expense for goodwill and other intangibles during the first half of 1999 was $13.7 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was to be effective for years beginning after June 15, 1999. However, in June 1999 the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133, amending the effective date of SFAS No. 133 to years beginning after June 15, 2000. We are currently evaluating the impact of SFAS No. 133 on our consolidated financial statements.

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

     As of the end of 1998, the first, second and third phases of the Year 2000 Plan were completed. The fourth phase and the fifth phases will be completed by the end of the third quarter of 1999. Any unexpected delays or problems that prevent us from completing all phases of the Year 2000 Plan in a timely manner could have a material adverse impact on us.

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

     In connection with the implementation and completion of the Year 2000 Plan, we currently expect to incur pretax expenditures of approximately $13.0 million. We have incurred approximately $11.0 million of such expenditures from January 1998 through June 30, 1999, of which, approximately $8.8 million has been incurred in connection with the replacement of our business application software and approximately $2.2 million has been incurred in connection with the replacement of certain IT hardware systems. We intend to continue to fund the Year 2000 Plan expenditures with working capital and third-party lease financing. Based upon information currently available, we believe that expenditures associated with achieving Year 2000 compliance will not have a material impact on operating results. However, any unanticipated problems relating to the Year 2000 issue that result in materially increased expenditures could have a material adverse impact on us.

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

     INTERNATIONAL EXPOSURE

     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States ("CIS"), that are inherently subject to risks of war, political disruption, civil disturbance and policies that may:

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

     Approximately 46.0% of our net assets are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity on our balance sheet.

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

       A Further Downturn in Market Conditions Could Affect Projected Results. Any unexpected material changes in oil and gas prices or other market trends would likely affect the forward-looking information contained in this report. Our estimates as to future results and industry trends make assumptions regarding the future prices of oil and gas and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for the remainder of 1999, we have made the following assumptions:

     o The recent increase in the price of oil will not have a material favorable impact on our businesses until at least the fourth quarter of 1999.
     o  World demand for oil will be up only marginally or flat.
     o  North American and international rig counts will improve marginally.
     o Oil and natural gas prices will not decline materially from their current levels and the industry will slowly begin its recovery.
     o Our artificial lift business will improve slightly in the third and fourth quarters due to improved oil prices.
     o Our completion and downhole services business will be relatively flat during the third quarter and begin to experience improvements in the fourth quarter.
     o Pricing for many of our products and services will continue to be subject to pricing pressures due to over capacity for the remainder of the year.
     o Demand for drill stem products will be at their lowest level during the third quarter of 1999 and begin to realize a slight improvement in the fourth quarter.
     o No material improvements in drill stem product sales will be realized until sometime in 2000.
     o Demand for compression services will remain relatively flat for the remainder of the year with some pricing pressure.
     o Future growth in the industry will be dependent on technological advances that can reduce the costs of exploration and production, and technological improvements in tools used for re-entry, thru-tubing and extended reach drilling as well as artificial lift technologies will be important to our future.

       These assumptions are based on various macro economic factors, and actual market conditions could vary materially from those assumed.

       A Continuation of the Low Rig Count Could Adversely Affect the Demand for Our Products and Services. Our operations were materially affected by the decline in the rig count during 1998 and 1999 to date. Although the North American and international rig counts have improved slightly from their historical lows earlier this year, a continuation of the rig count at its current level for a prolonged period of time or a further decline in the rig count would adversely affect our results. Our forward-looking statements regarding our drilling products assume there will not be any further material declines in the worldwide rig count, in particular the domestic rig count.

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

       Grant Spin-Off. As discussed above, we are currently contemplating a spin-off of our Grant Prideco drilling products business. Although it is our desire to spin-off this business by year end, a spin-off of this business is subject to the receipt of a favorable private letter ruling from the Internal Revenue Service confirming that the spin-off will be tax free to us and our shareholders. In addition, prior to the spin-off, we will need to complete various transactions involving the restructuring of our operations and we are still reviewing the best structure and method for the spin-off. Accordingly, there can be no assurance that a spin-off of the business will occur or the specific terms or timing thereof.

       Integration of Acquisitions. During the last year, we have consummated various acquisitions of product lines and businesses. The success of these acquisitions will be dependent on our ability to integrate these product lines and businesses with our existing businesses. Integration of acquisitions is something that cannot occur overnight and is something that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of our integration efforts.

       Dailey Acquisition. Although we currently expect that our proposed acquisition of Dailey International Inc. will be consummated by the end of August, the acquisition is subject to final approval by the bankruptcy court. A hearing for the approval of the acquisition is currently scheduled for August 19, 1999. If court approval is obtained on that date, we would expect to close the transaction by the end of August. If for some unexpected reason approval is not obtained at that time, our acquisition of Dailey could be delayed.

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

       Unexpected Year 2000 Problems Could Have an Adverse Financial Impact. We have not fully determined the impact of Year 2000 on our systems and products. It is possible that unexpected problems associated with the Year 2000 could arise during the implementation of our Year 2000 program that could have a material adverse effect on our business, financial condition and results of operations. We are currently in the implementation and testing phases of our Year 2000 program and expect it to be completed by the third quarter of 1999.

       Economic Downturn in Asia and South America Could Adversely Affect Demand for Products and Services. The economic downturn in Asia has affected the economies in other regions of the world, including South America and the Former Soviet Union. To date, the economies in the United States and Europe have not been materially affected. If the United States or European economies were to begin to decline or if the economies of South America or Asia were to experience further material problems, the demand and price for oil and gas and our products and services could fall further and adversely affect our revenues and income. We have assumed that a worldwide recession will not occur. A material decline in the Chinese economy or devaluation of its currency could adversely affect world economies.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 1999, the Company issued shares of its common stock as follows:

          o On May 5, 1999, an aggregate of 394,423 shares of common stock to ECD/Northwest, Inc. and its shareholders in partial consideration for the purchase of substantially all of ECD's assets by the Company's Completion and Oilfield Services Division;
          o On May 27, 1999, 52,415 shares of common stock to the sole shareholder of Texas Pipe Works, Inc. in consideration of the shareholder entering into a non-compete agreement with us in connection with the acquisition of certain of Texas Pipe Works' assets by the Company's Drilling Products Division; and
          o On July 7, 1999, 105,000 shares of common stock to Texas Pup, Inc. in consideration for the purchase of certain of Texas Pup's assets by the Company's Drilling Products Division.

     All of these shares were issued in transactions not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 6, 1999, the stockholders of the Company approved: (i) the election of eight directors to serve until the next Annual Meeting of Stockholders. There were no broker non-votes. The following sets forth the results of the voting with respect to each such matter.



              Election of Directors                         For            Withheld/Against         Abstained
-----------------------------------------------        --------------    --------------------     -------------
   Philip Burguieres...........................          84,516,926              780,398               --
   David J. Butters............................          84,516,999              780,325               --
   Bernard J. Duroc-Danner.....................          84,515,402              781,922               --
   Sheldon B. Lubar............................          84,509,478              787,846               --
   William E. Macaulay.........................          84,514,452              782,872               --
   Robert B. Millard...........................          84,517,040              780,284               --
   Robert K. Moses, Jr.........................          84,517,040              780,284               --
   Robert A. Rayne.............................          84,153,227            1,144,097               --


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     *2.1 Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey International Inc. and certain subsidiaries of Dailey named therein.

      4.1 Asset Purchase Agreement dated March 31, 1999, among ECD/Northwest, Inc., Clearwater Holdings, Inc., the shareholders of Clearwater Holdings, Inc. listed on the signature pages thereto, Weatherford U.S., L.P. and Weatherford International, Inc. (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Reg No. 333-80215)).

      4.2 Escrow Agreement dated May 5, 1999, by and among Weatherford U.S., L.P., Weatherford International, Inc., ECD/Northwest, Inc., Clearwater Holdings, Inc., the individual shareholders listed on the signature page thereto and National City Bank of Pennsylvania. (incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-3 (Reg. No. 333-80215)).

      4.3 Asset Purchase Agreement dated May 17, 1999, by and among Texas Pipe Works, Inc., Mark Blanks, Jr., Grant Prideco, Inc., and Weatherford International, Inc. (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-3 (Reg No. 333-80215)).

      4.4 Asset Purchase Agreement dated June 24, 1999, among Texas Pup, Inc., the shareholders of Texas Pup, Inc. listed on the signature pages thereto, Drill Tube International, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Reg. No. 333-83739)).

*27.1     Financial Data Schedule

    * Filed herewith

(b)  Reports on Form 8-K:

     1) Current Report on Form 8-K dated April 29, 1999, announcing the Company's earnings for the quarter ended March 31, 1999.

     2) Current Report on Form 8-K dated May 21, 1999, announcing the execution of an agreement to acquire Dailey International Inc. and containing certain pro forma financial statements of the Company and certain financial statements of Dailey International Inc.

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




Date:  August 16, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
  *2.1      Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey International Inc. and certain subsidiaries of Dailey named therein.

   4.1 Asset Purchase Agreement dated March 31, 1999, among ECD/Northwest, Inc., Clearwater Holdings, Inc., the shareholders of Clearwater Holdings, Inc. listed on the signature pages thereto, Weatherford U.S., L.P. and Weatherford International, Inc. (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Reg No. 333-80215)).

   4.2 Escrow Agreement dated May 5, 1999, by and among Weatherford U.S., L.P., Weatherford International, Inc., ECD/Northwest, Inc., Clearwater Holdings, Inc., the individual shareholders listed on the signature page thereto and National City Bank of Pennsylvania. (incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-3 (Reg. No. 333-80215)).

   4.3 Asset Purchase Agreement dated May 17, 1999, by and among Texas Pipe Works, Inc., Mark Blanks, Jr., Grant Prideco, Inc., and Weatherford International, Inc. (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-3 (Reg No. 333-80215)).

   4.4 Asset Purchase Agreement dated June 24, 1999, among Texas Pup, Inc., the shareholders of Texas Pup, Inc. listed on the signature pages thereto, Drill Tube International, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Reg. No. 333-83739)).

 *27.1      Financial Data Schedule

    * Filed herewith