Form 10-Q
period 1999-09-30
WEATHERFORD INTERNATIONAL INC /NEW/
filed 1999-11-12
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________ to ________

                         Commission file number 1-13086


                         WEATHERFORD INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its Charter)

               Delaware                                         04-2515019
-------------------------------------                        -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

     515 Post Oak Blvd., Suite 600, Houston, Texas              77027-3415
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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Title of Class                           Outstanding at November 9, 1999
-----------------------------                    -------------------------------
Common Stock, par value $1.00                             108,088,398

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  1999                    1998
                                                                              -------------           -------------
                                                                               (UNAUDITED)
                          ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents...........................................       $     21,169            $     34,131
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $20,340 and $19,398, Respectively.....................            345,434                 271,867
   Inventories.........................................................            359,446                 298,555
   Other Current Assets................................................            126,427                 127,543
                                                                              -------------           -------------
                                                                                   852,476                 732,096
                                                                              -------------           -------------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
   NET OF ACCUMULATED DEPRECIATION.....................................            901,502                 629,276

GOODWILL, NET..........................................................            969,046                 648,570
NET ASSETS OF DISCONTINUED OPERATIONS..................................            571,625                 545,211
OTHER ASSETS...........................................................            148,820                  83,459
                                                                              =============           =============
                                                                              $  3,443,469            $  2,638,612
                                                                              =============           =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-Term Borrowings...............................................       $    282,618            $    137,279
   Current Portion of Long-Term Debt...................................             11,392                  14,915
   Accounts Payable....................................................             96,719                  92,274
   Other Accrued Liabilities...........................................            217,246                 168,105
                                                                              -------------           -------------
                                                                                   607,975                 412,573
                                                                              -------------           -------------

LONG-TERM DEBT.........................................................            225,044                 220,398
MINORITY INTERESTS.....................................................            195,209                   2,888
DEFERRED INCOME TAXES AND OTHER........................................            160,549                 106,373
5% CONVERTIBLE SUBORDINATED PREFERRED
   EQUIVALENT DEBENTURES...............................................            402,500                 402,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $1 Par Value, Authorized 250,000 Shares,
     Issued 119,999 and 103,513 Shares, Respectively...................            119,999                 103,513
   Capital in Excess of Par Value......................................          1,525,946               1,052,899
   Treasury Stock, at Cost.............................................           (303,560)               (193,328)
   Retained Earnings...................................................            596,610                 607,185
   Accumulated Other Comprehensive Loss................................            (86,803)                (76,389)
                                                                              -------------           -------------
                                                                                 1,852,192               1,493,880
                                                                              =============           =============
                                                                               $ 3,443,469            $  2,638,612
                                                                              =============           =============

         The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS                       NINE MONTHS
                                                                   ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                               ----------------------------      ----------------------------
                                                                  1999             1998             1999             1998
                                                               -----------      -----------      -----------      -----------

REVENUES:
  Products..............................................       $  162,564       $  140,874       $  387,446       $  454,076
  Services and Rentals..................................          161,068          181,384          480,115          607,820
                                                               -----------      -----------      -----------      -----------
                                                                  323,632          322,258          867,561        1,061,896

COSTS AND EXPENSES:
  Cost of Products......................................          122,711           99,323          274,553          314,818
  Cost of Services and Rentals..........................          115,270          122,648          350,251          403,262
  Selling, General and Administrative Attributable
     to Segments........................................           63,125           52,021          182,840          163,325
  Corporate General and Administrative..................            5,585            5,197           18,150           20,102
  Merger Costs and Other Charges........................               --               --               --          103,197
  Equity in Earnings of Unconsolidated Affiliates.......             (688)            (676)          (1,578)          (2,241)
                                                               -----------      -----------      -----------      -----------

OPERATING INCOME........................................           17,629           43,745           43,345           59,433
                                                               -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest Income.......................................              427              624            2,528            1,713
  Interest Expense......................................          (11,019)         (11,752)         (31,917)         (31,361)
  Other, Net............................................             (672)              (5)           1,485           (2,533)
                                                               -----------      -----------      -----------      -----------
INCOME  BEFORE INCOME TAXES AND
  MINORITY INTEREST.....................................            6,365           32,612           15,441           27,252
PROVISION FOR INCOME TAXES .............................           (1,848)         (10,383)          (3,903)          (7,990)
                                                               -----------      -----------      -----------      -----------
INCOME BEFORE MINORITY INTEREST.........................            4,517           22,229           11,538           19,262
MINORITY INTEREST (EXPENSE) INCOME,
  NET OF TAX............................................           (1,495)              10           (2,821)             (99)
                                                               -----------      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS.......................            3,022           22,239            8,717           19,163
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF TAX................................          (14,115)          20,515          (19,292)          69,843
                                                               -----------      -----------      -----------      -----------
NET INCOME (LOSS).......................................       $  (11,093)      $   42,754       $  (10,575)      $   89,006
                                                               ===========      ===========      ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE:
  Income From Continuing Operations.....................       $     0.03       $     0.23       $     0.09       $     0.20
  Income (Loss) From Discontinued Operations............            (0.14)            0.21            (0.20)            0.72
                                                               -----------      -----------      -----------      -----------
NET INCOME (LOSS) PER SHARE.............................       $    (0.11)      $     0.44       $    (0.11)      $     0.92
                                                               ===========      ===========      ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income From Continuing Operations.....................       $     0.03       $     0.23       $     0.09       $     0.20
  Income (Loss) From Discontinued Operations............            (0.14)            0.21            (0.19)            0.71
                                                               -----------      -----------      -----------      -----------
NET INCOME (LOSS) PER SHARE.............................       $    (0.11)      $     0.44       $    (0.10)      $     0.91
                                                               ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................................          101,408           97,386           98,770           96,973
                                                               ===========      ===========      ===========      ===========
  Diluted...............................................          103,481           97,819          100,306           97,684
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                               ------------------------------------
                                                                                   1999                   1998
                                                                               ------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).....................................................       $   (10,575)           $     89,006
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization......................................           119,968                 103,324
     (Income) Loss from Discontinued Operations.........................            19,292                 (69,843)
     Non-Cash Portion of Merger Costs and Other Charges.................                --                  48,039
     Minority Interest Expense, Net of Tax..............................             2,821                      99
     Deferred Income Tax Provision .....................................             3,903                   9,881
     Gain on Sales of Property, Plant and Equipment.....................            (7,157)                 (8,324)
     Change in Operating Assets and Liabilities, Net of Effects
       of Businesses Acquired...........................................          (103,766)                (96,297)
                                                                               ------------           -------------
       Net Cash Provided by Continuing Operations.......................            24,486                  75,885
       Net Cash Provided (Used) by Discontinued Operations..............            55,176                 (18,361)
                                                                               ------------           -------------
       Net Cash Provided by Operating Activities........................            79,662                  57,524
                                                                               ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired.......................           (78,286)                (99,461)
  Capital Expenditures for Property, Plant and Equipment................          (134,719)               (126,216)
  Acquisitions and Capital Expenditures of
     Discontinued Operations............................................           (50,340)                (35,357)
  Proceeds from Sales of Property, Plant and Equipment..................            21,763                  18,999
  Proceeds from Sale and Leaseback of Equipment.........................           139,815                      --
                                                                               ------------           -------------
       Net Cash Used by Investing Activities............................          (101,767)               (242,035)
                                                                               ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Short-Term Debt, Net....................................           145,339                 192,652
  Borrowings (Repayments) of Long-Term Debt, Net........................           (17,598)                 11,615
  Repayments of Debt for Discontinued Operations........................           (52,316)                 (5,662)
  Distribution to Minority Interest Holder..............................           (65,350)                     --
  Proceeds from Exercise of Stock Options...............................             1,329                   3,595
  Acquisition of Treasury Stock.........................................            (2,762)                (40,062)
  Other, Net............................................................               501                      --
                                                                               ------------           -------------
       Net Cash Provided by Financing Activities........................             9,143                 162,138
                                                                               ------------           -------------


NET DECREASE IN CASH AND CASH EQUIVALENTS...............................           (12,962)                (22,373)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................            34,131                  66,008
                                                                               ------------           -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................       $    21,169            $     43,635
                                                                               ============           =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid.........................................................       $    32,802            $     30,741
  Income Taxes Paid, Net of Refunds.....................................            14,322                  60,075


         The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS                       NINE MONTHS
                                                                   ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                               ----------------------------      ----------------------------
                                                                   1999             1998             1999             1998
                                                               -----------      -----------      -----------      -----------
Net Income (Loss)......................................        $  (11,093)      $   42,754       $  (10,575)      $   89,006
Other Comprehensive Loss:
  Foreign Currency Translation Adjustment..............            (5,103)         (18,948)         (10,414)         (33,270)
                                                               -----------      -----------      -----------      -----------
Comprehensive Income (Loss)............................        $  (16,196)      $   23,806       $  (20,989)      $   55,736
                                                               ===========      ===========      ===========      ===========


         The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The unaudited consolidated condensed financial statements included herein have been prepared by Weatherford International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the restated audited consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Current Report on Form 8-K filed October 25, 1999. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

     In October 1999, the Board of Directors of the Company approved a plan to distribute all of the outstanding shares of common stock of its wholly owned subsidiary, Grant Prideco, Inc. (the "Spinoff"), to holders of the Company's common stock, $1.00 par value ("Common Stock"). In connection with and prior to the Spinoff, the Company will transfer its drilling products businesses to Grant Prideco, Inc. ("Grant Prideco"). As a result, the accompanying financial statements reflect the operations of Grant Prideco as discontinued operations (See Note 4).

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1999 classifications.

2.   INVENTORIES

     Inventories by category are as follows:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    -------------
                                                                      (in thousands)
     Raw materials, components and supplies............       $   158,727      $    86,304
     Work in process...................................            50,517           25,590
     Finished goods....................................           150,202          186,661
                                                              -------------    -------------
                                                              $   359,446       $  298,555
                                                              =============    =============


     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

3.   BUSINESS COMBINATIONS

     On September 2, 1999, the Company acquired Petroline Wellsystems Limited ("Petroline") for a total consideration of approximately $165.0 million, consisting of $32.2 million in cash and 3.8 million shares of Common Stock. The Company also agreed to pay to the sellers additional funds in the event they resell the shares of Common Stock received by them in the acquisition in certain market transactions at a price less than $35.175 per share. This obligation continues until October 2000. Petroline, based in Aberdeen, Scotland, is a provider of premium completion products and services to the international oil and gas industry. Petroline is the leading provider of flow control equipment in the North Sea and was the first company to successfully introduce completion products using new expandable tube technology.

     On September 15, 1999, the Company acquired Williams Tool Co. ("Williams") for 1.8 million shares of Common Stock. Williams, based in Fort Smith, Arkansas, offers a full range of rotating control heads for horizontal, underbalanced and low hydrostatic drilling operations. Williams products are used to control flow from the wellbore to reduce the risk of blowouts when oil, gas, geothermal and coal gas methane wells are being drilled with light fluids.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     On August 31, 1999, the Company completed the acquisition of Dailey International Inc. ("Dailey") pursuant to a pre-negotiated plan of reorganization in bankruptcy. Under the terms of the acquisition, the Company issued a total of approximately 4.3 million shares of Common Stock to the Dailey noteholders and stockholders. Of the total number shares issued, the Company issued approximately 4.0 million shares to the Dailey noteholders and approximately 0.3 million shares to the Dailey common stockholders. At the time of the acquisition of Dailey, the Company held approximately 24% of Dailey's Senior Notes. In the reorganization, the Company contributed those notes to Dailey and received approximately 1.2 million shares of Common Stock which the Company holds as treasury shares. Because the Company held Senior Notes of Dailey, which the Company acquired prior to the bankruptcy at a discount, the total purchase price for Dailey, excluding assumed liabilities of Dailey that were not impaired in the bankruptcy, was approximately $185.0 million.

     Dailey is a leading provider of specialty drilling equipment and services to the oil and gas industry and designs, manufactures and rents proprietary downhole tools for oil and gas drilling and workover applications worldwide.

     On February 2, 1999, the Company completed a joint venture with GE Capital Corporation ("GE Capital") in which the Company's compression services operations were combined with GE Capital's Global Compression Services operations. The joint venture is known as Weatherford Global Compression Services. The Company owns 64% of the joint venture and GE Capital owns 36%. The Company has the right to acquire GE Capital's interest at anytime at a price equal to a third party market-determined value that is not less than book value. GE Capital also has the right to require the Company to purchase its interest at anytime after February 2001 at a market-determined third party valuation as well as request a public offering of its interest after that date, if the Company has not purchased its interest by that time.

     On February 8, 1999, the Company completed the acquisition of Christiana Companies, Inc. ("Christiana") for approximately 4.4 million shares of Common Stock and $20.6 million cash. In the acquisition, the Company acquired through Christiana (1) 4.4 million shares of the Company's Common Stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. The
4.4 million shares of Common Stock acquired are classified as Treasury Stock, at cost on the accompanying Consolidated Condensed Balance Sheet. Because the number of shares of Common Stock issued in the Christiana acquisition approximated the number of shares of Common Stock held by Christiana prior to the acquisition, the Christiana acquisition had no material effect on the outstanding number of shares of Common Stock or net equity of the Company.

     The Company also effected various other acquisitions during the nine months ended September 30, 1999 for total consideration of approximately $56.0 million, of which $43.6 million was paid in cash and $12.4 million was paid in the form of shares of Common Stock.

     Through these acquisitions and the acquisitions of technology, the Company increased its intangible assets by $57.0 million in the nine months ended September 30, 1999.

     The acquisitions discussed above, were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated condensed financial statements since the date of acquisition. The following presents the consolidated financial information for the Company on a pro forma basis assuming the Dailey acquisition had occurred on January 1, 1998. All other 1998 and 1999 acquisitions are not material individually nor in the aggregate with same year acquisitions, therefore, pro forma information is not presented. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1998, or that may be achieved in the future.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                THREE MONTHS                    NINE MONTHS
                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                         ---------------------------    ----------------------------
                                                            1999            1998           1999             1998
                                                         -----------     -----------    ------------    ------------
                                                                  (in thousands, except per share amounts)
Revenues............................................     $  340,199      $  353,258     $  934,804      $1,163,981
Income (loss) from continuing operations............           (714)         11,566        (14,665)          6,606
Net income (loss)...................................        (14,829)         32,081        (33,957)         58,870
Basic earnings (loss) per common share from
     continuing operations..........................          (0.01)           0.11          (0.14)           0.07
Diluted earnings (loss) per common share from
     continuing operations..........................          (0.01)           0.11          (0.14)           0.06

     Included in net income for the nine months ended September 30, 1998 is an extraordinary loss, net of taxes recorded by Dailey of $17.6 million. This extraordinary loss is the result of Dailey's repurchase of their 9 3/4% Senior Notes in the first quarter of 1998, and represents the excess of the purchase price for the notes over the carrying value on the date of repurchase.

4.   DISCONTINUED OPERATIONS

     In October 1999, the Board of Directors of the Company approved a plan to spinoff Grant Prideco. The Spinoff is proposed to be effected through a distribution by the Company to its stockholders of one share of stock of Grant Prideco for each two shares of Common Stock held by the Company's stockholders. The Spinoff is subject to the receipt of a favorable private letter ruling from the Internal Revenue Service to the effect that receipt of shares of Grant Prideco common stock should be tax free for federal income tax purposes to the Company's stockholders and that the Company should not recognize a gain or loss as a result of the Spinoff. A request for the private letter ruling was filed with the Internal Revenue Service in July 1999 and that request is in the process of being reviewed by the Internal Revenue Service. The Company currently expects that the Spinoff will occur during the first quarter of 2000.

     Summary Financial Results

     The results of operations for Grant Prideco are reflected in the accompanying Consolidated Condensed Statements of Operations as discontinued operations, net of taxes. Condensed results of Grant Prideco were as follows:


                                                                   THREE MONTHS                 NINE MONTHS
                                                               ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                            ---------------------------  ---------------------------
                                                                1999           1998          1999           1998
                                                            ------------  -------------  ------------  -------------
                                                                                 (in thousands)
          Revenues.......................................    $  57,987     $ 160,196      $ 210,987     $  521,911
                                                            ------------  -------------  ------------  -------------

          Income (loss) before interest
            allocation and income taxes..................      (12,862)       34,967        (15,673)       119,113
          Interest allocation............................       (1,813)       (1,812)        (5,438)        (5,437)
          (Provision) benefit for income taxes...........        4,130       (12,640)         5,389        (43,833)
                                                            ------------  -------------  ------------  -------------
          Net income (loss) before Spinoff-related
            costs........................................      (10,545)       20,515        (15,722)        69,843
          Spinoff-related costs, net of taxes............       (3,570)           --         (3,570)            --
                                                            ------------  -------------  ------------  -------------
          Net income (loss)..............................    $ (14,115)    $  20,515      $ (19,292)    $   69,843
                                                            ============  =============  ============  =============

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     In connection with the Spinoff, Grant Prideco will issue an unsecured subordinated note to the Company in the amount of $100.0 million. The $100.0 million obligation will bear interest at an annual rate equal to 10.0%. Interest payments will be due quarterly, and principal and all unpaid interest will be due no later than December 31, 2001. Under the terms of the note, Grant Prideco is required to repay this note with the proceeds of any debt or equity financing, excluding financing under a credit facility or any equity issued in connection with a business combination. The indebtedness of Grant Prideco to the Company will be subordinated to the working capital obligations of Grant Prideco to its banks. Grant Prideco currently intends to repay the obligation within 12 months from the completion of the Spinoff, pursuant to an anticipated public or private debt financing. Grant Prideco's ability to repay this indebtedness, however, will be dependent upon market conditions.

     The Company's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating levels, and to centrally manage various cash functions. Consequently, a portion of the Company's historical interest expense has been allocated to discontinued operations. The amount allocated reflects interest expense associated with the Grant Prideco note calculated using the Company's average long-term debt interest rates for the applicable periods. The amount allocated using this methodology results in amounts consistent with the allocation of interest expense based on a ratio of the net assets of discontinued operations to the Company's consolidated net assets plus debt.

     The Completion and Oilfield Services Division and Artificial Lift Division of the Company purchase drill pipe and other related products from Grant Prideco. These purchases have been eliminated in the accompanying consolidated condensed financial statements. The amounts purchased for the three and nine months ended September 30, 1999 were $15.1 million and $22.7 million, respectively, and for the three and nine months ended September 30, 1998 were $1.5 million and $6.1 million, respectively. Such purchases represent Grant Prideco's cost.

     The results from discontinued operations include a management fee charged to Grant Prideco of $0.5 million and $1.0 million for the three and nine months ended September 30, 1999, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 1998, respectively. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

     Grant Prideco was charged $1.4 million and $4.3 million of costs related to the Company's information systems function in the three and nine months ended September 30, 1999, respectively and $1.4 million and $4.2 million in the three and nine months ended September 30, 1998, respectively. Information systems charges were based on direct support provided, equipment usage and number of system users.

     Proposed Agreements Between The Company and Grant Prideco

     In connection with the Spinoff, Grant Prideco and the Company will enter into a tax allocation agreement (the "Tax Allocation Agreement"). Under the terms of the Tax Allocation Agreement, Grant Prideco, is responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also provides that any tax liabilities associated with the Spinoff shall be assumed and paid by Grant Prideco subject to certain exceptions relating to changes in control of the Company. The Tax Allocation Agreement further provides that in the event there is a tax liability associated with the historical operations of Grant Prideco that is offset by a tax benefit of the Company, the Company will apply the tax benefit against such tax liability and will be reimbursed for the value of such tax benefit when and as the Company would have been able to otherwise utilize that tax benefit for its own businesses.

     The Company intends to enter into a transition services agreement with Grant Prideco for a period of one year from the Spinoff date. Under the agreement, the Company will provide certain services requested by Grant Prideco. The fee for these services will be based on a cost-plus 10% basis. The transition services to be provided under this agreement may include accounting, tax, finance services, employee benefit services, information services, management information systems and may include any other similar services.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The Company also intends to enter into a preferred customer agreement with Grant Prideco pursuant to which the Company will agree for at least a three year period to purchase at least 70% of its requirements of drill stem product from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. The Company will be entitled to apply against its purchases a drill stem credit granted to it in the amount of $15 million, subject to a limitation of the application of the credit to no more than 20% of any purchase.

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

6.   SALE AND LEASEBACK OF EQUIPMENT

     The Compression Services Division has entered into various sale and leaseback arrangements where it has sold $239.8 million of compression units and has a right to sell up to another $110.2 million of compression units. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five year operating lease with a market-based purchase option.

     As of December 31, 1998, the Compression Services Division had sold compressors under these arrangements having appraised values of $119.6 million and had received cash in the amount of $100.0 million and a receivable of $19.6 million. During the nine months ended September 30, 1999, the Compression Services Division sold additional compressors having an appraised value of $120.2 million and received cash of $139.8 million. The sales resulted in an additional pretax deferred gain of approximately $37.3 million, classified as Deferred Income Taxes and Other on the accompanying Consolidated Condensed Balance Sheets, which may be deferred until the end of the lease.

     Of the proceeds received by the Compression Services Division from the sale and leaseback of the compressor units, $100.0 million was distributed to the Company by the division and $65.4 million was distributed to GE Capital as part of the joint venture. The remaining proceeds of these sales were utilized by the joint venture for internal corporate purposes and growth. The Company has guaranteed certain of the obligations of the joint venture with respect to the sale of $200.0 million of the compression units. The remaining sales by the joint venture were done on a non-recourse basis to the Company and are limited solely to the assets of the joint venture.

     The following table provides future minimum lease payments (in thousands) under the aforementioned lease as of September 30, 1999:

       Remainder of 1999....................................... $       4,064
       2000 ...................................................        16,256
       2001 ...................................................        16,256
       2002 ...................................................        16,256
       2003 ...................................................        15,582
       2004 ...................................................         4,047
                                                                --------------
                                                                $      72,461
                                                                ==============

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

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

   The net decline in the cumulative foreign currency translation adjustment from December 31, 1998 to September 30, 1999 was $10.4 million. This decline primarily reflects the financial impact of the devaluation of Latin American and European currencies, partially offset by the strengthening Canadian dollar, as compared to the U.S. dollar.

8.  1998 SPECIAL CHARGES

   In the second quarter of 1998, the Company incurred $113.0 million in merger and other charges relating to the merger between EVI, Inc. and Weatherford Enterra, Inc. and a reorganization and rationalization of the Company's businesses in light of the initial downturn in the industry. These charges had been fully realized as of December 31, 1998.

   The Company incurred a $47.0 million charge in the fourth quarter of 1998 related to the decline in our markets. As of December 31, 1998, $23.5 million of these charges had been utilized. The remaining $23.5 million of these charges were fully utilized in the first half of 1999 as follows:

   o The severance and related costs included in the fourth quarter charges were $7.6 million for the termination of approximately 940 employees during the first half of 1999, in accordance with the announced plan. These employees had all been terminated by June 30, 1999.

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

9.  EARNINGS PER SHARE

   Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock plans. The effect of stock options and restricted stock are not included in the diluted computation for periods in which a loss from continuing operations occurs because to do so would have been anti-dilutive. The effect of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") on diluted earnings per share is anti-dilutive and thus is not included in the calculation.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                      THREE MONTHS               NINE MONTHS
                                                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                -------------------------- -------------------------
                                                                    1999          1998         1999         1998
                                                                ------------  ------------ ------------ ------------
                                                                                  (in thousands)
      Basic weighted average shares outstanding...............      101,408        97,386       98,770      96,973
      Dilutive effect of stock option and restricted stock
        plans.................................................        2,073           433        1,536         711
                                                                ------------  ------------ ------------ ------------
      Dilutive weighted average shares outstanding............      103,481        97,819      100,306      97,684
                                                                ============  ============ ============ ============

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations and the GE joint venture for the periods shown:

                                                                         NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                 ---------------------------
                                                                    1999             1998
                                                                 ----------       ----------
                                                                         (in thousands)
       Fair value of assets, net of cash acquired................  $  494,331    $   73,862
       Goodwill..................................................     327,813        95,810
       Total liabilities, including minority interest............    (380,280)      (39,316)
       Common stock issued.......................................    (363,578)      (30,895)
                                                                   ----------    ----------
       Cash consideration, net of cash acquired................... $   78,286    $   99,461
                                                                   ==========    ==========

11.  SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company currently divides its business segments into three separate groups: completion and oilfield services, artificial lift systems, and compression services.

     The Company's completion and oilfield services segment provides downhole services, well installation services, well completion systems, equipment rental and underbalanced drilling products and services.

     The Company's artificial lift systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift equipment, gas lift equipment and hydraulic lift equipment. The Company has a long-term alliance with Electric Submersible Pumps, Inc. to supply a line of electrical submersible pumps and to distribute the line in selected markets.

     The Company's compression services segment manufactures, packages, rents and sells parts and services for gas compressor units over a broad horsepower range.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     Financial information by industry segment for each of the three and nine months ended September 30, 1999 and 1998, is summarized below.

                                                                   THREE MONTHS                  NINE MONTHS
                                                               ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                            ---------------------------  ----------------------------
                                                                1999          1998           1999            1998
                                                            ------------  ------------   ------------   -------------
                                                                                 (in thousands)
     Revenues from unaffiliated customers
          Completion and Oilfield Services...............   $   176,961   $   209,607    $   502,659    $    661,524
          Artificial Lift Systems........................        78,740        70,010        198,438         267,566
          Compression Services...........................        67,931        42,641        166,464         132,806
                                                            ------------  ------------   ------------   -------------
                                                            $   323,632   $   322,258    $   867,561    $  1,061,896
                                                            ============  ============   ============   =============


     EBITDA, before merger costs and other charges (a)
          Completion and Oilfield Services...............   $    36,632   $    66,754    $   115,489    $    224,840
          Artificial Lift Systems........................        10,979         6,678         22,476          37,828
          Compression Services...........................        15,581        10,291         41,987          31,694
          Corporate......................................        (4,946)       (4,977)       (16,639)        (18,555)
                                                            ------------  ------------   ------------   -------------
                                                            $    58,246   $    78,746    $   163,313    $    275,807
                                                            ============  ============   ============   =============

     Merger costs and other charges (b)
          Completion and Oilfield Services...............   $        --   $        --    $        --    $     26,805
          Artificial Lift Systems........................            --            --             --          18,570
          Corporate......................................            --            --             --          67,675
                                                            ------------  ------------   ------------   -------------
                                                            $        --   $        --    $        --    $    113,050
                                                            ============  ============   ============   =============

     Depreciation and amortization
          Completion and Oilfield Services...............   $    26,495   $    24,041    $    78,570    $     69,374
          Artificial Lift Systems........................         5,024         4,623         14,694          14,311
          Compression Services...........................         8,459         6,117         25,193          18,092
          Corporate......................................           639           220          1,511           1,547
                                                            ------------  ------------   ------------   -------------
                                                            $    40,617   $    35,001    $   119,968    $    103,324
                                                            ============  ============   ============   =============

     Operating income (loss)
          Completion and Oilfield Services...............   $    10,137   $    42,713    $    36,919    $    128,661
          Artificial Lift Systems........................         5,955         2,055          7,782           4,947
          Compression Services...........................         7,122         4,174         16,794          13,602
          Corporate......................................        (5,585)       (5,197)       (18,150)        (87,777)
                                                            ------------  ------------   ------------   -------------
                                                            $    17,629   $    43,745    $    43,345    $     59,433
                                                            ============  ============   ============   =============

     (a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization, excluding the impact of merger costs and other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     (b) Includes inventory write-downs of $9.9 million which have been classified as Cost of Products on the accompanying Consolidated Condensed Statements of Operations.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     As of September 30, 1999, total assets, excluding net assets of discontinued operations, were $1,524.7 million for Completion and Oilfield Services, $604.4 million for Artificial Lift Systems, $661.3 million for Compression Services, and $81.4 million for Corporate.

     As of December 31, 1998, total assets, excluding net assets of discontinued operations, were $1,022.1 million for Completion and Oilfield Services, $592.4 million for Artificial Lift Systems, $388.2 million for Compression Services, and $90.7 million for Corporate.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999 the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, amending the effective date of SFAS No. 133 to years beginning after June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its consolidated condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our business is conducted through three business segments: (1) Completion and Oilfield Services, (2) Artificial Lift Systems and (3) Compression Services. We also historically operated a Drilling Products segment that manufactures and sells drill pipe and other drill stem products and premium tubulars and connections. In October 1999, our Board of Directors approved the spinoff by us of our Drilling Products segment. We have reclassified the operations of this segment as a discontinued operation in light of the anticipated spinoff of the segment.

     The spinoff of our Drilling Products segment is proposed to be effected through a distribution by us to our stockholders of one share of stock of our Grant Prideco, Inc. subsidiary for each two shares of our common stock held by our stockholders. The spinoff is subject to our receipt of a favorable private letter ruling from the Internal Revenue Service on certain aspects of the spinoff. A request for the private letter ruling was filed with the Internal Revenue Service in July 1999 and that request is in the process of being reviewed by the Internal Revenue Service. A registration statement on Form 10 and related preliminary information statement describing the business, assets and stock of Grant Prideco has been filed with the Securities and Exchange Commission. We currently expect that the spinoff of our Grant Prideco drilling products division will occur during the first quarter of 2000.

     The following is a discussion of our results of operations for the three and nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with our financial statements that are included with this report and our restated financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 included in our Current Report on Form 8-K filed October 25, 1999.

     Our discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to our section entitled "Forward-Looking Statements."

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. Certain of our products and services, such as well installation services and our well completion services, are dependent on the North American and worldwide level of exploration and development activity. Other products and services, such as our artificial lift systems and compression services, are dependent on oil and gas production activity. We currently estimate that between 35% and 45% of our continuing operations are primarily reliant on drilling activity, with the remainder primarily related to production activity. All of our businesses, however, are affected by changes in the worldwide demand and the price of oil and natural gas.

     During 1998, the price of oil ranged from a high of $17.62 per barrel of West Texas Intermediate crude to a low of $10.44 per barrel of West Texas Intermediate crude. The North American rig count also fell from a high of 1,508 rigs to a low in 1998 of 854. The international rig count, which typically trails the domestic rig count by a number of months, fell in 1998 from a high of 819 to a low of 671. In 1999, the price of oil hit a low of $11.07 per barrel and the North American and international rig counts reached historical lows of 534 and 556, respectively.

     The downturn in the industry that began in 1998 led our customers to substantially curtail their exploration and drilling activity during the second half of 1998 and most of 1999. This reduction in activity resulted in substantially lower purchases and rentals of equipment manufactured and sold by us for the exploration and completion of wells. Our field services, such as fishing and rental, and our sales of artificial lift and other production equipment and services were also materially impacted by the fall in demand. We were also impacted by an unprecedented wave of mergers and consolidations among our customers due to the market conditions. Our customers also canceled, delayed and rebid many projects to reduce their costs in light of market conditions. In certain markets in the United States and Canada we believe activity fell by more than 70%.

     Although market conditions have adversely affected our businesses and their results in 1999, we made the strategic decision to add to our core competencies during this downturn and take advantage of desirable acquisitions in our markets. This decision was based on our belief that the downturn would create unique opportunities for us to acquire on desirable terms businesses and capabilities that could serve as the platform for growth in the future. We also believe that because of the consolidating nature of our industry, many of these opportunities would not be available again. The principal acquisitions completed by us in late 1998 and 1999 include:

     (1) Our acquisitions of Cardium Oil Tools and Petroline Wellsystems in the second and third quarters of 1999. These two acquisitions significantly increased the capabilities of our completion division in the areas of flow control, liner hangers and packers and added state of the art sand control technology to our completion product offering. We also acquired a 50% interest in SubTech, a company that provides products for intelligent completions and production automation.
     (2) Our acquisitions of Dailey International Inc. and Williams Tool Co. in the third quarter of 1999 and ECD in the second quarter of 1999. These three acquisitions have provided us with a complete integrated package for the provision of underbalanced drilling services. We now have the largest compression fleet in the industry used for underbalanced and air drilling, our own proprietary line of pressure control equipment, state of the art foam and chemical technology used for underbalanced drilling and the largest fleet of nitrogen membrane units. The Dailey acquisition also provided us with our own manufactured line of drilling and fishing jars for use in our rental and fishing operations.
     (3) Our joint venture with GE Capital which combined our Weatherford Compression business with GE's Global Compression business to create the second largest natural gas compression fleet in the industry. This joint venture has allowed us to expand our compression operations into the higher margin higher horsepower business as well as the growing international markets.
     (4) Our acquisition of various licenses, technologies and businesses in the multi-lateral and re-entry market. These transactions have provided us with key technologies and a platform for growth in the growing re-entry and multi-lateral markets.

     While we believe the steps we have taken over the last year to position us for growth in the future should benefit our results as our industry improves, the recent downturn in our industry has materially and adversely impacted our results over the last year and a half through substantially lower sales and margins. Our results have also been affected by higher average fixed and variable costs associated with the maintenance of our extensive worldwide manufacturing, sales and service infrastructure during a period of low activity.

     Although we have sought over the past year to reduce our costs through reductions in headcount and locations in light of this most recent industry downturn, we believe that in order for us to effectively compete in our industry against much larger competitors we must continue to maintain our market shares and a strong presence in many of our markets, in particular the higher margin, long-term growth international markets, notwithstanding the recent downturn. In addition, we have incurred higher costs associated with our integration and assimilation of acquisitions and new businesses and products into our organization during the downturn. All of these circumstances, combined with record low levels of activity, have materially reduced our margins and operating profits since mid-1998.

     Recently, the price of oil has increased due to members of the Organization of Petroleum Exporting Countries reducing production in compliance with production quotas. Although oil prices have been higher for a number of months, the increased prices have not yet translated to materially higher overall activity in our business, in particular in the higher margin international and offshore markets and the market for higher cost deep and difficult wells. International activity outside North America is in fact still declining due to the larger and longer nature of international projects.

     The third quarter of 1999 also represented the first sequential quarterly improvement that we have seen in our businesses in over a year. This improvement was primarily due to higher oil prices and increased North American activity. Activity in the United States and Canada gradually improved during the quarter and is expected to continue to improve during the fourth quarter of 1999. Notwithstanding this improvement in North America, we do not expect to see any major improvements in business activity until 2000, in particular in the international markets outside North America. Further, the timing of improvements in our operations will be dependent upon the segment of the industry involved. Our artificial lift group was the first to benefit from the recent improvements as production projects were reinstated in light of the higher prices of oil, in particular heavy oil in Canada. Natural gas activity in Canada is also increasing. Our completion and downhole services group has recently begun to benefit from the improved activity in North America. The pickup in this group, however, is expected to be gradual and we expect that results in this group will be affected by pricing pressures through at least the remainder of the year, in particular in the international markets. Our compression business, which is less affected by day-to-day market factors, is expected to improve slightly as a result of recent improvements in domestic pricing.

   The following chart sets forth certain historical statistics that are reflective of the market conditions in which we operate:

                                                        HENRY HUB      NORTH AMERICAN    INTERNATIONAL
                                      WTI OIL (1)        GAS (2)       RIG COUNT (3)     RIG COUNT (3)
                                     --------------  --------------  ---------------  ----------------

    September 30, 1999.............. $      24.51    $    2.560              966              557
    December 31, 1998...............        11.28         1.945              895              671
    September 30, 1998..............        14.95         2.433              964              727

   (1) Price per barrel of West Texas Intermediate crude oil as of September 30 and December 31 - Source: Applied Reasoning, Inc.
   (2) Price per MM/BTU as of September 30 and December 31 - Source: Oil World
   (3) Average rig count for the applicable month - Source: Baker Hughes Rig
       Count

     Looking forward into the fourth quarter of 1999 and next year, we are currently expecting improvements in most of our businesses as exploration and production activity increase. This improvement will likely be gradual and felt most strongly in North America. The level of market improvements for our businesses will be heavily dependent on whether oil and natural gas prices can remain at or about their present levels and the impact recent market improvements may have on customer spending. Improvements in North America may also be partially offset by a slower recovery in the international markets. Although we believe that the activity levels in our industry are at or near their bottom, the timing and extent of a recovery is difficult to predict and will be dependent on many external factors such as compliance with OPEC quotas, world economic conditions and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

   The following charts contain selected financial data comparing our results for 1999 and 1998:


 COMPARATIVE FINANCIAL DATA                                    THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         -------------------------------
                                                              1999              1998
                                                         -------------     -------------
                                                             (in thousands, except
                                                                  percentages)

  Revenues...........................................     $  323,632        $  322,258
  Gross Profit.......................................         85,651           100,287
  Gross Profit %.....................................          26.5%             31.1%
  Selling, General and Administrative
    Attributable to Segments.........................     $   63,125        $   52,021
  Corporate General and Administrative...............          5,585             5,197
  Operating Income...................................         17,629            43,745
  Income from Continuing Operations..................          3,022            22,239
  EBITDA (a).........................................         58,246            78,746

   (a) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation here because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to another company.


 SALES BY GEOGRAPHIC REGION
                                              THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                          ------------ - ------------
                                             1999           1998
                                          ------------   ------------
 REGION: (a)

 U.S.  ..............................             48%            47%
 Canada  ............................             19%            14%
 Europe  ............................             11%            13%
 Latin America.......................              9%            10%
 Africa  ............................              6%             7%
 Middle East.........................              3%             4%
 Other ..............................              4%             5%
                                          ============   ============
     Total...........................            100%           100%
                                          ============   ============

   (a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

   Our results for the three months ended September 30, 1999 reflected the adverse market conditions described above in which we were operating. These conditions had the following effects on our results:

   o Third quarter 1999 consolidated revenues remained virtually unchanged from third quarter 1998 as improvements in North American revenues were offset by deterioration in international revenues. Our third quarter 1999 revenues in North America were $22.7 million higher than they were in the third quarter of 1998 due to recent improvements in the North American rig count, particularly Canada. International revenues decreased 16.8% from third quarter 1998 levels as activity has continued to decline due to the consolidations and internal restructurings at the major oil companies.

   o The gross profit percentage decreased 4.6% from the third quarter of 1998 to the third quarter of 1999. This decline reflects the general effects of the downturn in the industry, in particular lower activity in the higher margin international markets and pricing pressures throughout.
   o Our selling, general and administrative expenses increased in 1999 due to the addition of various new businesses and costs associated with the introduction of new products and services.
   o Operating income declined 59.7% from the third quarter of 1998 due to lower pricing, higher operating and administrative costs and manufacturing and operational inefficiencies associated with the decline in activity. Although we have sought over the past year to reduce our costs through reductions in headcount and locations in light of the industry downturn, we have elected to maintain our market position and international infrastructure in order to capitalize on the market recovery when it occurs.
   o Our corporate expenses as a percentage of revenues increased slightly from 1.6% in the third quarter of 1998 to 1.7% in the third quarter of 1999.
   o Our effective tax rate for the third quarter of 1999 was 29.0%, as compared to 31.8% for the third quarter 1998, due to the mix between foreign and U.S. tax attributes for 1999.

   SEGMENT RESULTS

     COMPLETION AND OILFIELD SERVICES

     Our Completion and Oilfield Services Division experienced reductions in revenue, operating income and margins as the international rig count declined and the demand for its products and services dropped. In addition, although the North American rig count has recently improved, a large part of the improvement has been in the lower margin markets. Pricing pressures were also prevalent in most of our markets in the quarter. Our Completion and Oilfield Services Division was also materially affected by higher average fixed and variable costs associated with the maintenance of its extensive worldwide manufacturing, sales and service infrastructure during a period of low activity. In addition, costs associated with the integration and assimilation of recent acquisitions and new businesses and products into this division during the downturn for growth in the future have reduced its profitability.

     This division's North American completion and downhole services operations were the most adversely affected by the downturn and continued to experience pricing pressures throughout the quarter. In most of our international markets, we are seeing significantly reduced volumes and are experiencing continued pricing pressures due to soft demand. Although our completion and downhole services group has begun to benefit from the improved activity in North America, any improvements in operating results are expected to be gradual. Further, we expect that results in this division will be affected by lower international activity for the remainder of 1999 and pricing pressures through at least the remainder of the year, in particular in the international markets.

     The following chart sets forth additional data regarding the results of our Completion and Oilfield Services Division for the third quarters of 1999 and 1998:

                                                       THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 -------------------------------
                                                     1999              1998
                                                 -------------     -------------
                                                    (in thousands, except
                                                        percentages)

      Revenues...................................  $  176,961      $   209,607
      Gross Profit...............................      43,117           64,341
      Gross Profit %.............................       24.4%            30.7%
      Selling, General and Administrative........  $   33,528      $    22,304
      Operating Income...........................      10,137           42,713
      EBITDA.....................................      36,632           66,754

     Other material items affecting the results of our Completion and Oilfield Services Division for the third quarter of 1999 compared to 1998 were:

     o Our domestic revenues for the third quarter of 1999 declined by 16.9% as compared to the third quarter of 1998 due to an average rig count reduction of 20.8%. Our international revenues, excluding Canada, decreased by 18.3% from the third quarter of 1998 due to a rig count reduction of 22.9%. The most significant revenue decreases occurred in Europe, Africa, and the Middle East where revenues declined 14.4%, 21.5%, and 28.6%, respectively from prior year levels.
     o Gross profit percentage declined in the third quarter of 1999 by 6.3% as compared to the third quarter of 1998, due to revenue and pricing declines and factory underutilization. The gross profit was further reduced by the decline in higher margin international revenues.
     o Selling, general and administrative expenses increased as a percentage of revenues from 10.6% in the third quarter of 1998 to 18.9% in the third quarter of 1999. The increase primarily reflects a lower revenue base, start up costs for new product lines and businesses, costs associated with the integration and introduction of newly acquired businesses and goodwill amortization associated with 1999 acquisitions. Selling, general and administrative costs were negatively impacted by certain acquisitions completed in 1999, in particular Dailey International Inc. and Williams Tool Co., which had historically high selling, general and administrative costs as a percentage of revenues. Because most of these businesses have just recently been acquired, we have not yet been able to eliminate redundant costs and expenses.
     o Operating income declined $32.6 million in the third quarter of 1999 from the third quarter of 1998 primarily due to reduced revenues associated with industry conditions and higher average costs due to manufacturing and operational inefficiencies attributable to lower operating levels.

     ARTIFICIAL LIFT SYSTEMS

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. Revenues for this division increased approximately 12% from third quarter 1998 levels, primarily in response to improved activity levels in North American markets, in particular Canada. This division has also seen increased sales in the Latin American markets from second quarter 1999 levels as its artificial lift products have begun to penetrate those markets utilizing our worldwide infrastructure. We expect the results from this division to continue to improve during the year. The level of improvement in this division will depend on our customer's reaction to higher oil prices and the strength of the recovery.

     The following chart sets forth additional data regarding the results of our Artificial Lift Systems Division for the third quarters of 1999 and 1998:

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                -------------------------------
                                                     1999              1998
                                                -------------     -------------
                                                   (in thousands, except
                                                       percentages)

    Revenues..................................  $     78,740      $     70,010
    Gross Profit..............................        26,660            26,341
    Gross Profit %............................         33.9%             37.6%
    Selling, General and Administrative.......  $     20,845      $     24,286
    Operating Income..........................         5,955             2,055
    EBITDA....................................        10,979             6,678

     Other material items affecting the results of our Artificial Lift Systems Division as reflected above for the third quarter of 1999 compared to the third quarter of 1998 were:

     o The third quarter of 1999 experienced an increase in revenues of 12.5% compared to the third quarter of 1998 primarily as a result of recent improvements in North American markets. The most significant improvement was in Canada where revenues were up 53.5% from third quarter 1998 levels as the Canadian rig count increased 19.8% period over period.
     o Gross profit as a percentage of revenues decreased from 37.6% in the third quarter of 1998 to 33.9% in the third quarter of 1999 due to pricing pressures associated with depressed market conditions that occurred during the earlier part of the year. We have recently begun to see improvements in pricing as the market for artificial lift products has begun its recovery.
     o Selling, general and administrative expenses decreased as a percentage of revenues from 34.7% in the third quarter of 1998 to 26.5% in the third quarter of 1999 due to cost reductions previously implemented.
     o Operating income as a percentage of revenues improved to 7.6% for the third quarter of 1999 as compared to 2.9% for the third quarter of 1998 due to cost reductions.

COMPRESSION SERVICES

     Our Compression Services Division's results for the third quarter of 1999 reflected increased revenues compared to the third quarter of 1998 as well as sequential improvement over the second quarter of 1999. Contributing to the increase in revenues was the February 1999 joint venture with GE Capital and continued expansion into high value added, long-term contracts.

     Our Compression Services Division recently expanded its international presence through the award of a seven year contract with YPF S.A. in Argentina to provide full compression rental, maintenance and service for approximately $95.0 million over the term of the contract. This project became fully operational in the third quarter of 1999 and contributed $3.0 million in revenues.

     The following chart sets forth additional data regarding the results of our Compression Services Division for the third quarters of 1999 and 1998:

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ------------------------------
                                                    1999             1998
                                                -------------    -------------
                                                    (in thousands, except
                                                        percentages)

    Revenues................................... $     67,931     $     42,641
    Gross Profit...............................       15,874            9,605
    Gross Profit %.............................        23.4%            22.5%
    Selling, General and Administrative........ $      8,752     $      5,431
    Operating Income...........................        7,122            4,174
    EBITDA.....................................       15,581           10,291
    Minority Interest Expense, Net of Taxes....        1,671               --

    Other material items affecting the results of our Compression Services Division for 1999 compared to 1998 were:

       o The increase in revenues primarily reflects the impact of the joint venture, higher equipment sales, and the YPF contract.
       o Gross profit as a percentage of revenues increased slightly due to a better product sales mix. Compressor rental revenues, which generally have higher margins than equipment sales, increased as a percentage of total revenues from the three months ended September 30, 1998 to the three months ended September 30, 1999 due to the joint venture and the YPF contract. This improvement was offset, in part, by the increase in lower margin equipment sales.
       o The increase in selling, general and administrative expenses reflects costs associated with the additional operations acquired in the joint venture with GE.

   NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     The following charts contain selected financial data comparing our results for 1999 and 1998:

 COMPARATIVE FINANCIAL DATA                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              ------------------------------
                                                   1999             1998
                                              -------------    -------------
                                                  (in thousands, except
                                                      percentages)

   Revenues................................. $   867,561      $ 1,061,896
   Gross Profit.............................     242,757          343,816   (a)
   Gross Profit %...........................       28.0%            32.4%
   Selling, General and Administrative
     Attributable to Segments............... $   182,840      $   163,325
   Corporate General and Administrative.....      18,150           20,102
   Operating Income.........................      43,345           59,433   (a)
   Income from Continuing Operations........       8,717           19,163   (a)
   EBITDA (b)...............................     163,313          162,757   (a)

   (a) Includes $113.0 million, $73.5 million net of tax, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions. Of these charges, $9.9 million related to the write-off of inventory has been classified as cost of products.

   (b) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation here because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

 SALES BY GEOGRAPHIC REGION
                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                     ---------------------------
                                        1999           1998
                                     ------------   ------------
 Region: (a)

 U.S.  ............................          46%            47%
 Canada  ..........................          17%            18%
 Europe  ..........................          12%            12%
 Latin America.....................           9%             9%
 Africa  ..........................           7%             6%
 Middle East.......................           4%             3%
 Other ............................           5%             5%
                                     ------------   ------------
     Total.........................         100%           100%
                                     ============   ============

   (a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

   Our results for the nine months ended September 30, 1999 reflected the depressed market conditions discussed above. These conditions had the following effects on our results:

   o Revenues for the nine months ended September 30, 1999 declined 18.3% compared to the same period in 1998. Of the $194.3 million decline in revenues from 1998 to 1999, $136.7 million, or 70.4%, was attributable to sales in North America.
   o Selling, general and administrative expenses attributable to the segments increased as a percent of revenue due primarily to a lower revenue base and startup costs for new product lines and businesses, costs associated with the integration and introduction of newly acquired businesses and goodwill amortization associated with 1999 acquisitions. Selling, general and administrative costs were negatively impacted by certain acquisitions completed in 1999, in particular Dailey International Inc. and Williams Tool Co., which had historically high selling, general and administrative costs as a percentage of revenues. Because most of these businesses have just recently been completed, we have not yet been able to eliminate redundant costs and expenses.
   o Operating income declined $129.1 million to $43.3 million for the nine months ended September 30, 1999 as compared to $172.4 million, excluding the effect of merger and other charges, for the same period in 1998. This resulted from lower revenues, lower margins, and increased selling, general and administrative expenses attributable to segments. The reduction in margins reflected pricing pressures throughout our markets and higher average fixed and variable costs associated with the maintenance of our extensive worldwide manufacturing, sales and service infrastructure during a period of low activity.
   o The decrease in corporate expenses from 1998 was primarily attributable to consolidation savings.

   SEGMENT RESULTS

     COMPLETION AND OILFIELD SERVICES

     Our Completion and Oilfield Services Division experienced reductions in revenue, operating income and margins as the rig count declined and demand for this division's products and services dropped. This division's North American operations were the most adversely affected by the downturn during the first half of 1999. International activity outside of North America has also declined significantly during the year. All our markets in this division experienced pricing pressures associated with the drop in activity and demand. The on-going cost of maintaining this division's international infrastructure, which is necessary for long-term success, and the cost of the integration and assimilation of acquisitions completed in 1999 and new businesses and products during the downtown have further eroded its profitability.

     The following chart sets forth additional data regarding the results of our Completion and Oilfield Services Division:

                                                    Nine Months Ended
                                                      September 30,
                                              -------------------------------
                                                   1999              1998
                                              -------------     -------------
                                                 (in thousands, except
                                                     percentages)
      Revenues..............................   $   502,659      $   661,524
      Gross Profit..........................       131,142          225,200  (a)
      Gross Profit %........................         26.1%            34.0%
      Selling, General and Administrative...   $    95,661      $    72,505
      Operating Income......................        36,919          128,661  (a)
      EBITDA................................       115,489          198,035  (a)

     (a) Includes merger and other charges of $26.8 million, which consists of $3.2 million for facility closures, $23.1 million for write-down of assets and $0.5 million for write-off of inventory. The write-off of inventory has been classified as cost of products.

     Other material items affecting the results of our Completion and Oilfield Services Division were:

     o Our North American revenues for the nine months ended September 30, 1999 declined by 33.6% as compared to 1998 due to an average rig count reduction of 32.7%.
     o Our international revenues, excluding Canada, decreased by 14.1% in the nine months ended September 30, 1999 to $279.5 million, as compared to the nine months ended September 30, 1998. The most significant revenue decrease occurred in Europe, Africa, and the Middle East where revenues decreased 12.6%, 10.9%, and 15.7%, respectively.
     o Our gross profit percentage, excluding the effect of the merger and other charges, declined in the nine months ended September 30, 1999 by 7.9%, from the same period in 1998 due to revenue and pricing declines and plant under absorption. The gross profit percentage was further reduced by the loss of international sales which tend to have higher profit margins.

     o Selling, general and administrative expenses increased as a percentage of revenues from 11.0% in nine months ended September 30, 1998 to 19.0% in 1999. The increase primarily reflects a lower revenue base and start up costs relating to new product lines and businesses, costs associated with the integration and introduction of newly acquired businesses and goodwill amortization associated with 1999 acquisitions. Selling, general and administrative costs were negatively impacted by certain acquisitions completed in 1999, in particular Dailey International Inc. and Williams Tool Co., which had historically high selling, general and administrative costs as a percentage of revenues.
     o Operating income, excluding the effect of merger and other charges, declined in the nine months ended September 30, 1999 to $36.9 million from $155.5 million in 1998 primarily due to reduced revenues associated with industry conditions, higher costs and resulting operational inefficiencies attributable to lower operating levels.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division's results for the nine months ended September 30, 1999 compared to the same period in 1998, were down significantly due to a substantial reduction in demand during the first half of 1999 for our artificial lift products following the downturn in the industry. This decline was most pronounced in North America where our sales for the nine months ended September 30, 1998, represented approximately 82.7% of the division's total revenue.

     The following chart sets forth additional data regarding the results of our Artificial Lift Systems Division:

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                             -------------------------------
                                                  1999              1998
                                             -------------     -------------
                                                (in thousands, except
                                                    percentages)

    Revenues................................ $    198,438      $    267,566
    Gross Profit............................       71,812            89,225  (a)
    Gross Profit %..........................        36.2%             33.3%
    Selling, General and Administrative..... $     64,170      $     75,031
    Operating Income........................        7,782             4,947  (a)
    EBITDA..................................       22,476            19,258  (a)

     (a) Includes merger and other charges of $18.6 million, which consists of $7.7 million for facility closures, $9.3 million for the write-off of inventory and $1.6 million related to the write-down of assets. The write-off of inventory has been classified as cost of products.

     Other material items affecting the results of our Artificial Lift Systems Division as reflected above were:

     o The nine months ended September 30, 1999 experienced a decline in revenues of 25.8% compared to the same period in 1998 due to the industry downturn which began to impact this division in the second quarter of 1998. Revenues in North America decreased $49.3 million or 22.3%, from the nine months ended September 30, 1998 to the same period in the current year.
     o Gross profit, excluding the effect of merger and other charges, declined to $71.8 million in the nine months ended September 30, 1999 from $107.8 million in the nine months ended September 30, 1998 due primarily to a lower revenue base and pricing declines. Gross profit, excluding the effect of the merger and other charges, as a percent of revenue remained constant period over period at approximately 36.0%.
     o Selling, general and administrative expenses declined due to the cost reductions implemented in response to the depressed industry conditions. Selling, general and administrative expenses increased 4.3% as a percent of revenue due to lower revenue levels.
     o The decline in operating income, excluding the effect of the merger and other charges, of $15.8 million for the first nine months of 1999, as compared to the same period in 1998 is a result of the sharp decline in revenues and pricing pressures.

     COMPRESSION SERVICES

     Our Compression Services Division's results for the nine months ended September 30, 1999 reflected improved revenues, margins, and operating income as compared to the same period in 1998. The improvements were primarily attributable to a better revenue mix and the impact of the joint venture entered into with GE Capital in February 1999.

     The following chart sets forth additional data regarding the results of our Compression Services Division:

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ------------------------------
                                                    1999             1998
                                                -------------    -------------
                                                    (in thousands, except
                                                        percentages)

    Revenues................................... $    166,464     $    132,806
    Gross Profit...............................       39,803           29,391
    Gross Profit %.............................        23.9%            22.1%
    Selling, General and Administrative........ $     23,009     $     15,789
    Operating Income...........................       16,794           13,602
    EBITDA.....................................       41,987           31,694
    Minority Interest Expense, Net of Taxes....        3,557               --

     Other material items affecting the results of our Compression Services Division as reflected above were:

     o Revenues increased 25.3% from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 due to the joint venture with GE and an increase in equipment sales.
     o Gross profit as a percentage of revenues increased due to improved product and sales mix, offset by pricing pressures in the United States rental market.
     o The increase in selling, general and administrative expenses reflects costs associated with the additional operations acquired in the joint venture with GE.

1998 SPECIAL CHARGES

     In the second quarter of 1998, we incurred $113.0 million in merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our businesses in light of the initial downturn in the industry. These charges had been fully realized as of December 31, 1998.

     We incurred a $47.0 million charge in the fourth quarter of 1998 related to the significant decline that occurred in our markets at the end of 1998. As of December 31, 1998, $23.5 million of these charges had been utilized. The remaining $23.5 million of these charges were fully realized in the first half of 1999 as follows:

     o The severance and related costs included in the fourth quarter charges were $7.6 million for the termination of approximately 940 employees during the first half of 1999, in accordance with the announced plan. These employees had all been terminated by June 30, 1999.

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

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco drilling products division. Results from discontinued operations were as follows:

     o We had a loss from discontinued operations, net of taxes, for the three months ended September 30, 1999, of $14.1 million and income from discontinued operations, net of taxes, for the three months ended September 30, 1998 of $20.5 million.

     o We had a loss from discontinued operations, net of taxes, for the nine months ended September 30, 1999 of $19.3 million and income from discontinued operations, net of taxes, for the nine months ended September 30, 1998, of $69.8 million.

     o Included in the loss from discontinued operations for the three and nine months ended September 30, 1999 are $3.5 million, net of taxes, of estimated transaction costs which were accrued in the third quarter.

     Our discontinued operations results reflect the extreme adverse market conditions that have existed in the oilfield equipment market since 1998. These conditions have resulted in substantially lower purchases of drill pipe and other drill stem products as well as sharply lower purchases of premium tubulars and connections. Although oil prices have been higher for a number of months, the increased prices have not yet translated to materially higher drilling activity. However, orders for drill stem products and other premium tubular products are increasing, and we expect that demand will continue to improve absent another material decline in oil prices. We currently expect that demand for Grant Prideco's drill pipe and other drill stem products will slowly improve during 2000, with most of the improvement occurring in the second half of 2000. We expect that results will be significantly better in 2000 than they were in 1999. Nevertheless, demand for these products continues to be highly dependent upon drilling activity and the price of oil and natural gas and any material decline in the price of oil and natural gas or drilling activity could result in further delay in the recovery.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are current cash, cash generated from operations and borrowings under bank lines of credit. We believe that the current reserves of cash and short-term investments, access to our existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of our current and future operations. We are continually reviewing acquisitions in our markets. Depending upon the size, nature and timing of an acquisition, we may require additional capital in the form of either debt, equity or a combination of both.

     The following chart contains information regarding our capital resources and borrowings and exposures as of September 30, 1999 and December 31, 1998:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1999              1998
                                                 ----------------  -------------
                                                         (in thousands)

     Cash and Cash Equivalents.................  $    21,169        $   34,131
     Short-Term Borrowings.....................      282,618           137,279
     Letters of Credit Outstanding.............       26,837            23,222
     Cumulative Foreign Currency Translation
       Adjustment..............................      (86,803)          (76,389)
     International Assets Hedged (U.S. Dollar
       Equivalent).............................       41,638            33,365


     The reduction in our cash and cash equivalents since December 31, 1998, was primarily attributable to the following:

     o Borrowings, net of repayments, on term debt and other short-term facilities of $127.7 million.

     o Proceeds from the sale and leaseback of compression units of $139.8 million. Of these proceeds, $65.4 million were subsequently paid to GE Capital under terms of the joint venture agreement.
     o Capital expenditures of property, plant and equipment from continuing operations of $134.7 million, including $79.7 million for the purchase of compression equipment and related assets for our Compression Services Division for use in North America and Argentina.
     o Capital expenditures of property, plant and equipment from discontinued operations of $14.8 million.
     o Acquisition of new businesses for continuing operations of approximately $78.3 million in cash, net of cash acquired.
     o Acquisition of new businesses for discontinued operations of approximately $35.5 million in cash, net of cash acquired, and the repayment of approximately $48.0 million in indebtedness incurred for Grant Prideco's acquisition of substantially all the outstanding shares of the company that owns its Veracruz, Mexico manufacturing facility.
     o Cash inflow from operating activities associated with our continuing operations of $24.5 million.
     o Cash inflow from operating activities of discontinued operations of $55.2 million.

     BANKING FACILITIES

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of September 30, 1999, $66.6 million was available under the credit facility. Borrowings under this facility bear interest at the U.S. prime rate or a variable rate based on the LIBOR. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     CONVERTIBLE SUBORDINATED DEBENTURES

     In November 1997, we completed a private placement of $402.5 million principal amount of our 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. The Debentures bear interest at an annual rate of 5% and are convertible into Common Stock at a price of $80 per share. We have the right to redeem the Debentures at any time on or after November 4, 2000, at redemption prices provided for in the indenture agreement, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness. We also have the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at any time when we are not in default in the payment of interest. Under the terms of the Debentures, the conversion rate for the Debentures will be adjusted following our spinoff of Grant Prideco. The following sets forth the formula for the adjustment to the conversion rights of the Debentures for the proposed spinoff.

                                    Conversion Price          x     A - B
                                    ($80 per share)                 -----
                                                                      A

A        =        The current market price per share of our common stock on
                  the payment date for the distribution. The current market price of our common stock for purposes of the adjustment is defined in Section 6.3(g) of the First Supplemental Indenture and is generally defined as the average of the daily closing price of our common stock for the ten trading days ending on the day of the distribution of the Grant Prideco common stock to our stockholders.

B        =        Fair market value of the Grant Prideco common stock to be
                  distributed as determined by our Board of Directors.


     7 1/4% SENIOR NOTES DUE 2006

     We have outstanding $200.0 million of publicly-traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15 of each year.

     COMPRESSION FINANCING

     Our Compression Services Division has entered into various sale and leaseback arrangements where it has sold $239.8 million of compression units and has a right to sell up to another $110.2 million of compression units. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five year operating lease with a market based purchase option.

     As of December 31, 1998, our Compression Services Division had sold compressors under these arrangements having appraised values of $119.6 million and had received cash in the amount of $100.0 million and a receivable of $19.6 million. During the nine months ended September 30, 1999, our Compression Services Division sold additional compressors having an appraised value of $120.2 million and received cash of $139.8 million.

     Of the proceeds received by our Compression Services Division from the sale and leaseback of the compressor units, $100.0 million was distributed to us by the division and $65.4 million was distributed to GE Capital as part of the joint venture. The remaining proceeds of these sales were utilized by the joint venture for internal corporate purposes and growth. We have guaranteed certain of the obligations of the joint venture with respect to the sale of $200.0 million of the compression units. The remaining sales by the joint venture were done on a non-recourse basis to us and are limited solely to the assets of the joint venture.

     Our Compression Services Division continues to review potential projects for expansion of its operations both domestically and internationally. Depending on the size of these projects, we expect that the financing of the projects will be funded with the joint venture's cash flow from operations, proceeds from its sale and leaseback arrangements or new project or similar type financings.

     GRANT PRIDECO NOTE

     In connection with our proposed spinoff of Grant Prideco, we expect to receive from Grant Prideco an unsecured subordinated note to us in the amount of $100.0 million. The $100.0 million obligation to us will bear interest at an annual rate equal to 10.0%. Interest payments will be due quarterly, and principal and all unpaid interest will be due no later than December 31, 2001. Under the terms of the note, Grant Prideco will be required to repay this note with the proceeds of any debt or equity financing, excluding financing under a credit facility or any equity issued in connection with a business combination. The indebtedness of Grant Prideco to us will be subordinated to the working capital obligations of Grant Prideco to its banks. Grant Prideco currently intends to repay the obligations within 12 months from the completion of the spinoff, pursuant to an anticipated public or private debt financing. Grant Prideco's ability to repay this indebtedness, however, will be dependent upon market conditions.

     CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment for our continuing operations during the nine months ended September 30, 1999 were $134.7 million and primarily related to compression and other rental equipment, fishing tools and tubular service equipment. Included within our capital expenditures for the nine months ended September 30, 1999 was $79.7 million for our Compression Services Division which primarily related to U.S. assets and our long term contract with YPF. A portion of the 1999 capital expenditures related to projects initiated at the end of 1998. Capital expenditures for the fourth quarter of 1999 are expected to be approximately $15.0 million to $20.0 million and will be primarily maintenance related, excluding our compression operations. Capital expenditures for our compression operations will be based on contract needs and the timing of new projects entered into by our compression joint venture.

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

     In February 1999, we acquired Christiana Companies, Inc. for approximately
4.4 million shares of our common stock and $20.6 million cash. In the acquisition we acquired through Christiana (i) 4.4 million shares of our common stock, (ii) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (iii) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. We acquired Christiana because it gave us a unique opportunity to own an interest in Total Logistic Control for essentially no consideration other than our agreement to pursue the acquisition.

     On August 31, 1999, we completed our acquisition of Dailey International Inc. pursuant to a pre-negotiated plan of reorganization in bankruptcy. Under the terms of the acquisition, we issued a total of approximately 4.3 million shares of our common stock to the Dailey noteholders and stockholders. Of the total number shares issued, we issued approximately 4.0 million shares to the Dailey noteholders and approximately 0.3 million shares to the Dailey common stockholders. At the time of our acquisition of Dailey, we held approximately 24% of Dailey's Senior Notes. In the reorganization, we contributed those notes to Dailey and received approximately 1.2 million shares of our own common stock which we hold as treasury shares. Because we held Senior Notes of Dailey, which we acquired prior to the bankruptcy at a discount, the total purchase price for Dailey, excluding assumed liabilities of Dailey that were not impaired in the bankruptcy, was approximately $185.0 million.

     Dailey International is a leading provider of specialty drilling equipment and services to the oil and gas industry and designs, manufactures and rents proprietary downhole tools for oil and gas drilling and workover applications worldwide.

     In September 1999, we acquired Petroline Wellsystems Limited for a total consideration of approximately $165.0 million, consisting of $32.2 million in cash and 3.8 million shares of our common stock. We also agreed to pay to the sellers additional funds in the event they resell the shares of our stock received by them in the acquisition in certain market transactions at a price less than $35.175 per share. This obligation continues until October 2000. Petroline, based in Aberdeen, Scotland, is a provider of premium completion products and services to the international oil and gas industry. Petroline is the leading provider of flow control equipment in the North Sea and was the first company to successfully introduce completion products using new expandable tube technology.

     On September 15, 1999, we acquired Williams Tool Co. for 1.8 million shares of our common stock. Williams, based in Fort Smith, Arkansas, offers a full range of rotating control heads for horizontal, underbalanced and low hydrostatic drilling operations. Williams products are used to control flow from the wellbore to reduce the risk of blowouts when oil, gas, geothermal and coal gas methane wells are being drilled with light fluids.

     In the nine months ended September 30, 1999, we also completed eight acquisitions for our Completion and Oilfield Services Division for consideration of cash plus assumed debt of $42.6 million and shares of our common stock having a value of $12.4 million.

     We also completed acquisitions during the nine months ended September 30, 1999 that will be integrated into Grant Prideco for total consideration of $36.6 million in cash and assumed debt and shares of our common stock having a value of $17.3 million.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including goodwill of approximately $327.8 million relating to our 1999 acquisitions. Through these acquisitions and acquisitions of technology, we have increased our intangible assets by $57.0 million in 1999. The amortization expense for goodwill and other intangibles during the nine months ended September 30, 1999 was $17.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, amending the effective date of SFAS No. 133 to years beginning after June 15, 2000. We are currently evaluating the impact of SFAS No. 133 on our consolidated financial statements.

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

     In response to the Year 2000 issue, we have prepared and implemented a plan ("Year 2000 Plan") to assess and remediate significant Year 2000 issues in our:

     o Information technology systems ("IT"), including computer software and hardware.
     o Non-information technology systems utilizing date-sensitive software or computer chips ("Non-IT"), including products, facilities, equipment and other infrastructures.

     Our management information systems department ("MIS Department"), together with our technical and engineering employees and outside consultants, are responsible for the implementation and execution of the Year 2000 Plan. Our Year 2000 Plan is a comprehensive, multi-step process covering our IT and Non-IT systems. The primary phases of the Year 2000 Plan are:

     (1) Assessing and analyzing our systems to identify those that are not Year 2000 ready.
     (2) Preparing cost and resource estimates to repair, remediate or replace all systems that are not Year 2000 ready.
     (3) Developing a Company-wide, detailed strategy to coordinate the repair or replacement of all systems that are not Year 2000 ready.
     (4)  Implementing the strategy to make all systems Year 2000 ready.
     (5) Verifying, testing and auditing the Year 2000 readiness of all systems.

     As of September 30, 1999, the first, second, third and fourth phases of the Year 2000 Plan had been completed. The fifth phase will be completed by the end of the fourth quarter of 1999. Any unexpected delays or problems that prevent us from completing the final phase of the Year 2000 Plan in a timely manner could have a material adverse impact on us.

     In addition to our assessment and review of our own systems, we are communicating with our third-party contractors, such as vendors, service providers and customers, for the purpose of evaluating their readiness for the Year 2000 and determining the extent to which we may be affected by the remediation of their systems, software, applications and products. We continue to review and evaluate the Year 2000 programs of our significant third-party contractors. However, there can be no guarantee that our IT and Non-IT systems of third-party contractors will be Year 2000 ready or that the failure of any such party to have Year 2000 ready systems would not result in interruptions in our business which could have a material adverse impact on us.

     In connection with the implementation and completion of the Year 2000 Plan, we currently expect to incur pretax expenditures of approximately $9.5 million. We have incurred approximately $9.2 million of such expenditures from January 1998 through September 30, 1999, of which, approximately $7.6 million has been incurred in connection with the replacement of our business application software and approximately $1.6 million has been incurred in connection with the replacement of certain IT hardware systems. We intend to continue to fund the Year 2000 Plan expenditures with working capital and third-party lease financing. Based upon information currently available, we believe that expenditures associated with achieving Year 2000 compliance will not have a material impact on operating results. However, any unanticipated problems relating to the Year 2000 issue that result in materially increased expenditures could have a material adverse impact on us.

     The 1999 expenditures associated with the Year 2000 Plan represent approximately 15% of our 1999 MIS Department's budget. Various other IT projects that are not related to the Year 2000 issue have been deferred due to the Year 2000 efforts. The effects of these delays are not expected to have a material impact on us.

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

EXPOSURES

     INDUSTRY EXPOSURE

     Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Many of our customers have slowed the payment of their accounts in light of current industry conditions and others have experienced greater financial difficulties in meeting their payment terms. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and, generally, actual losses have historically been within our expectations.

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

     Approximately 69.3% of our net assets from continuing operations are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity on our balance sheet. We recorded a $10.4 million adjustment to our equity account for the nine months ended September 30, 1999 to reflect the net impact of the decline in Latin American and European currencies, partially offset by the strengthening Canadian dollar, against the U.S. dollar.


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

       A Further Downturn in Market Conditions Could Affect Projected Results. Any unexpected material changes in oil and gas prices or other market trends would likely affect the forward-looking information contained in this report. Our estimates as to future results and industry trends make assumptions regarding the future prices of oil and gas and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for the remainder of 1999 and into 2000, we have made the following assumptions:

     o The recent increase in the price of oil will result in modest improvements on our businesses in the fourth quarter of 1999 and continue to improve through 2000, with the strongest improvements expected to incur in the second half of 2000.
     o   Oil prices will average around $20 per barrel for 2000.
     o Average natural gas prices for 2000 will remain at or near their current levels.
     o   World demand for oil will be up only marginally or flat.
     o Drilling activity will increase slightly beyond normal demand as oil companies seek to replace and produce reserves that were not replaced or produced in 1999.
     o North American and international rig counts will improve, with increases in the international rig count following the North American rig count increase by around six months. In 2000, we expect the average rig count for North America to be around 1,040 and the international rig count to average around 629.
     o Pricing for many of our products and services will continue to be subject to pricing pressures due to industry consolidations and competition as the industry recovers.
     o Our completion and downhole services business will begin to experience slight improvements in the fourth quarter.
     o Demand for compression services will remain relatively flat for the remainder of the year with some pricing pressure.
     o Future growth in the industry will be dependent on technological advances that can reduce the costs of exploration and production, and technological improvements in tools used for re-entry, thru-tubing and extended reach drilling as well as artificial lift technologies will be important to our future.

       These assumptions are based on various macroeconomic factors, and actual market conditions could vary materially from those assumed.

       A Continuation of the Low Rig Count Could Adversely Affect the Demand for Our Products and Services. Our operations were materially affected by the decline in the rig count during 1998 and 1999 to date. Although the North American rig count has improved slightly from its historical low earlier this year, a further decline in the North American and international rig counts would adversely affect our results. Our forward-looking statements regarding our drilling products assume an improvement in the rig count in 2000 and that there will not be any further material declines in the worldwide rig count, in particular the domestic rig count.

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

       Grant Spinoff. We are currently proposing a spinoff of our Grant Prideco drilling products business. The spinoff of this business is subject to the receipt of a favorable private letter ruling from the Internal Revenue Service confirming that the spinoff will be generally tax free to us and our shareholders. There can be no assurance that a spinoff of the business will occur or the specific timing thereof.

       Integration of Acquisitions. During the last year, we have consummated various acquisitions of product lines and businesses. The success of these acquisitions will be dependent on our ability to integrate these product lines and businesses with our existing businesses and eliminate duplicative costs. We have incurred various duplicative costs with respect to the operations of companies and businesses acquired by us during 1999 pending the integration of the acquired businesses with our businesses. Revenue and income benefits from the acquisitions have also been delayed due to the current adverse market conditions. Our forward-looking statements assume the successful integration of the acquired businesses and their contribution to our income during 2000. Integration of acquisitions is something that cannot occur overnight and is something that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of our integration efforts.

       Weatherford's Success is Dependent upon Technological Advances. Our ability to succeed with our long-term growth strategy is dependent on the technological competitiveness of our product and service offerings. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically advanced value-added products. Our forward-looking statements have assumed gradual growth from these new products and services during 2000.

       Unexpected Year 2000 Problems Could Have an Adverse Financial Impact. We have not fully determined the impact of Year 2000 on our systems and products. It is possible that unexpected problems associated with the Year 2000 could arise during the implementation of our Year 2000 program that could have a material adverse effect on our business, financial condition and results of operations. We are currently in the testing phase of our Year 2000 program and expect it to be completed by the end of November 1999.

       Economic Downturn Could Adversely Affect Demand for Products and Services. The economic downturn that began in Asia in 1997 affected the economies in other regions of the world, including South America and the former Soviet Union, and contributed to the decline in the price of oil and the level of drilling activity. Although the economy in the United States also has experienced one of its longest periods of growth in recent history, the continued strength of the United States economy cannot be assured. If the United States or European economies were to begin to decline or if the economies of South America or Asia were to experience further material problems, the demand and price for oil and gas and our products and services could again adversely affect our revenues and income. We have assumed that a worldwide recession or a material downturn in the United States economy will not occur.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

   During the quarter ended September 30, 1999, we issued an aggregate of 11,540,002 shares of our common stock as follows:

      o On July 7, 1999, we issued 105,000 shares of our common stock to Texas Pup, Inc. in consideration for the purchase of certain of Texas Pup's assets by our Drilling Products Division.
      o On August 25, 1999, we issued 328,767 shares of our common stock to the shareholders of Petro-Drive, Inc. in consideration for the purchase of all of the issued capital stock of Petro-Drive, Inc. by our Drilling Products Division.
      o On August 31, 1999, we issued 3,985,900 shares of our common stock to the noteholders of Dailey International Inc. and 281,692 shares of common stock to the shareholders of Dailey International Inc. We also retained 1,226,285 shares of our common stock that would have otherwise been issued to Dailey's noteholders as treasury shares (in respect of our holdings of Dailey International notes) in consideration for the purchase of all of the issued capital stock of Dailey International Inc. In addition, we issued 28,726 shares of our common stock to a creditor of Dailey International Inc. for modifications of certain leases. These issuances of stock were effected pursuant to a plan of reorganization of Dailey that was confirmed by the United States Bankruptcy Court in Delaware.
      o On September 2, 1999, we issued 3,830,209 shares of our common stock to the shareholders of Petroline Wellsystems Limited in consideration for the purchase of all of the issued capital stock of Petroline Wellsystems Limited.
      o On September 15, 1999, we issued 1,753,423 shares of our common stock to the shareholders of Williams Tool Co. and Williams Tool Co. (Canada) Inc. in consideration for the purchase of all of the issued capital stock of Williams Tool Co. and Williams Tool Co. (Canada) Inc.

   With the exception of the shares that were issued to persons other than us in connection with our acquisition of Dailey International, all of the shares issued by us in the above transactions were issued in transactions not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The issuance by us of our shares in the Dailey International bankruptcy was exempt from registration under the Securities Act of 1933 pursuant to Section 1145 of the United States Bankruptcy Code.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits:

    *10.1 Stock Purchase Agreement dated August 25, 1999, among the shareholders of Petro-Drive, Inc., Grant Prideco, Inc. and Weatherford International, Inc.

     10.2 Share Sale Agreement dated September 2, 1999, between the shareholders of Petroline Wellsystems Limited and Weatherford Eurasia Limited and Weatherford International, Inc. (including Registration Rights Undertaking attached as Annex A) (incorporated by reference to Exhibit 10.1 to Form 8-K (File 1-13086) filed September 7, 1999).

     10.3 Agreement and Plan of Reorganization dated September 14, 1999, among Williams Tool Co., the shareholders of Williams Tool Co., the shareholders of Williams Tool Co. (Canada) Inc. (formerly 598148 Alberta Ltd.), Weatherford International, Inc. and Weatherford Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File 1-13086) filed September 24, 1999).

    *27.1   Financial Data Schedule

  * Filed herewith

    (b) Reports on Form 8-K:

          1) Current Report on Form 8-K dated July 21, 1999, announcing the Company's earnings for the quarter ended June 30, 1999 and a possible spin-off of the Company's Grant Prideco drilling products business to its shareholders.

          2) Current Report on Form 8-K dated August 16, 1999, containing pro forma financial information of the Company and Dailey International Inc.

          3) Current Report on Form 8-K dated August 31, 1999, announcing the completion of the acquisitions of Dailey International Inc. and Petroline Wellsystems Limited and containing certain financial statements of Dailey International Inc.

          4) Current Report on Form 8-K dated September 15, 1999, announcing the completion of the acquisition of Williams Tool Co.

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




Date:  November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 *10.1 Stock Purchase Agreement dated August 25, 1999, among the shareholders of Petro-Drive, Inc., Grant Prideco, Inc. and Weatherford International, Inc.

  10.2 Share Sale Agreement dated September 2, 1999, between the shareholders of Petroline Wellsystems Limited and Weatherford Eurasia Limited and Weatherford International, Inc. (including Registration Rights Undertaking attached as Annex A) (incorporated by reference to Exhibit 10.1 to Form 8-K (File 1-13086) filed September 7, 1999).

  10.3 Agreement and Plan of Reorganization dated September 14, 1999, among Williams Tool Co., the shareholders of Williams Tool Co., the shareholders of Williams Tool Co. (Canada) Inc. (formerly 598148 Alberta Ltd.), Weatherford International, Inc. and Weatherford Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File 1-13086) filed September 24, 1999).

 *27.1            Financial Data Schedule

* Filed herewith