Form 10-K
period 1999-12-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2000-03-17
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-K
     For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

Registrant's telephone number, including area code: (713) 693-4000

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class            Name of each exchange on which registered
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 2000 was $5,371,451,373, based upon the closing price on the New York Stock Exchange as of such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Title of Class                Outstanding at March 10, 2000
         --------------                -----------------------------
  Common Stock, $1.00 Par Value                108,422,668

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS

     Weatherford International, Inc. is one of the world's leading providers of equipment and services used for the drilling, completion and production of oil and natural gas wells. Our operations are conducted in over 50 countries and we have more than 300 service and sales locations in substantially all of the oil and natural gas producing regions in the world. We are among the leaders in each of our primary markets and our distribution and service network is one of the most extensive in the industry.

     Our products and services are divided into four principal operating business divisions:

     o Drilling and Intervention Services -- This division provides (1) fishing and rental services, (2) well installation services, (3) cementing products and (4) underbalanced drilling and specialty pipeline services. The Drilling and Intervention Services Division is a leader in each of these markets.

     o Completion Systems -- This division, which was previously combined with the Drilling and Intervention Services Division, provides a wide range of completion products and services. The Completion Systems Division maintains a small but growing share of the world's completion market and offers various leading proprietary and patented technologies aimed at maximizing production.

     o Artificial Lift Systems -- This division offers all forms of artificial lift used for the production of oil and gas. The Artificial Lift Systems Division is the only company in the world that is able to provide all forms of lift. This division also provides production optimization services and automation and monitoring of well head production.

     o Compression Services -- This division is the world's second largest provider of compression services for the oil and gas industry. The Compression Services Division offers a complete range of products and services from complete field compression management to single sales and rentals of compressor units, compressor packaging and field maintenance and repair. This division also provides compression for power generation and gas processing.

     In addition to the above operations, we also have a Drilling Products Division that is in the process of being distributed to our stockholders through a distribution of the stock of our Grant Prideco, Inc. subsidiary. Grant Prideco is the world's largest provider of drill stem products and is a leading provider of premium tubulars and connections in North America. This spin-off is subject to our receipt of a favorable written ruling from the Internal Revenue Service on the tax-free nature of the spin-off and is expected to be completed in April 2000. Grant Prideco's operations have been classified as discontinued in our financial statements.

     The following is a discussion of each of our businesses. The discussions include descriptions of our products and services offered, our strategy for growth and the markets in which we compete. We have also included a discussion of our recent financial results, the trends affecting our results and our financial condition. We believe you will find these discussions informative and helpful in gaining a better understanding of Weatherford.

REFERENCES TO WEATHERFORD

     When we refer to Weatherford and make use of phrases such as "we" and "us", we are generally referring to Weatherford International, Inc. and its subsidiaries as a whole or on a division basis depending on the context in which the statements are made.

STRATEGY

     Our primary objective is to provide our stockholders with above average returns on their investment through income growth and asset appreciation. We seek to achieve this objective through the pursuit of strategic investments and opportunities that will enhance the long-term value of our company while improving the market shares, offerings and profitability of our existing businesses. Our strategy for growth is to focus on selected areas and markets in which there exist opportunities for higher market growth or penetration or enhanced returns through consolidations or through the provision of proprietary value-added products and services. Our objective is not to provide all products and services necessary for the exploration and development of oil and gas reserves, but rather to provide complete product and service capabilities within specified market segments of the industry in which we have competitive advantages or there exists significant growth potential.

     Principal components of our growth strategy include the following:

     o Invest in technology to provide customers value-added products and services that can reduce the cost of exploration and production of oil and gas. Examples of these technologies include our expandable sand screens and liners and our underbalanced drilling technologies.

     o Pursue strategic acquisitions and combinations for long-term growth. Our compression joint venture with GE Capital Corporation and our acquisitions of Dailey International Inc. and Petroline Wellsystems Limited are examples of this strategy.

     o Continually review our asset holdings for ways to maximize value. Our pending spin-off of Grant Prideco, which is intended to allow it to take advantage of growth opportunities outside of Weatherford, is an example of this strategy.

     o Seek selective consolidation opportunities such as our acquisition of Dailey International.

     o Take advantage of secular growth trends in production enhancement technologies such as underbalanced drilling, artificial lift, gas compression and well re-entry and completion.

     o Leverage our worldwide infrastructure to introduce new products and services.

     o   Continue our expansion internationally.

SEGMENT AND GEOGRAPHIC DATA

   Financial Segment Data

     When we review the operations of our business divisions we look at their revenues, operating income, EBITDA (operating income adding back depreciation and amortization), depreciation and amortization, total assets and capital expenditures. We gauge how these divisions are performing by comparing their year on year results, their average gross margins and their returns on total assets.

     The following charts set forth those items for each of our operating business segments for 1999, 1998 and 1997:



                                                DRILLING
                                                   AND
                                              INTERVENTION       COMPLETION       ARTIFICIAL     COMPRESSION
                                                SERVICES          SYSTEMS        LIFT SYSTEMS     SERVICES
                                              ------------       ----------      ------------    -----------
                                                                       (IN THOUSANDS)
     1999
        Revenues ..........................   $  599,618         $  121,136      $  293,529      $  225,917
        Operating Income (Loss) ...........       76,281            (21,545)         16,455          21,574
        EBITDA ............................      173,432             (7,428)         36,519          54,699
        Depreciation and Amortization .....       97,151             14,117          20,064          33,125
        Total Assets ......................    1,117,884            424,505         615,887         662,695
        Capital Expenditures ..............       46,074             10,731          10,347          94,755

     1998
        Revenues ..........................   $  739,079         $  118,093      $  329,196       $  177,481
        Operating Income (Loss)(1) ........      140,929             (3,812)        (19,223)          17,092
        EBITDA(1) .........................      228,311              4,301             (40)          40,171
        Depreciation and Amortization .....       87,382              8,113          19,183           23,079
        Total Assets ......................      823,836            198,311         592,370          388,220
        Capital Expenditures ..............      103,793              7,818          20,946           32,465

     1997
        Revenues ..........................   $  846,282         $   82,719      $  249,476       $  178,897
        Operating Income ..................      207,091              8,321          22,792           14,774
        EBITDA ............................      288,134             13,416          31,736           36,440
        Depreciation and Amortization .....       81,043              5,095           8,944           21,666
        Total Assets ......................      784,783            130,159         622,853          441,759
        Capital Expenditures ..............      110,658             10,764          20,213           35,705

(1) In 1998 we incurred $160.0 million in merger and other charges relating to the merger of EVI, Inc. and Weatherford Enterra, Inc. on May 27, 1998 and a reorganization and rationalization of our business to match industry conditions. Of this charge, $40.8 million, $4.2 million, $40.8 million, $1.5 million and $72.7 million relate to Drilling and Intervention Services, Completion Systems, Artificial Lift Systems, Compression Services and Corporate.

   Geographic Data

     Historically, a large portion of our business was concentrated in the United States and Canada. We also had a strong international presence in all of the oil producing regions of the world through our Drilling and Intervention Services Division. As the world's oil reserves have matured, international exploration, development and production has and will become more dominant.

     Following the merger of EVI and Weatherford Enterra in 1998, we began a concentrated program to expand our operations and shift more of our business internationally by utilizing the strength of our international service infrastructure to introduce new and existing products and services in these markets. Those efforts included:

     o The offering of our completion systems, artificial lift systems and compression services through our international service locations. During 1999 and in 2000, this initiative helped generate sales and project awards for our Completion Systems Division in Brunei and South America, for our Artificial Lift Systems Division in Argentina, Venezuela and China and for our Compression Services Division in Argentina and Brazil.

     o Pursuing opportunities on a global basis for new performance enhancing technologies and products in multilateral, extended reach, completion, re-entry and underbalanced drilling applications. Successes include the global introduction of roller centralizers for extended reach drilling, revolutionary new sand control products and underbalanced drilling for offshore applications.

     The following charts set forth for 1999, 1998 and 1997:

     o Our revenues from third party customers in the United States, Canada, Latin America, Europe and all other foreign locations. Sales in the United States include export sales. Sales are based on the location of our entity that is selling or providing the products or services.

     o Our long-lived assets located in the United States, Canada, Latin America, Europe and all other foreign locations.


                             UNITED                    LATIN
                             STATES       CANADA      AMERICA       EUROPE       OTHER        TOTAL
                           ----------   ----------   ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
    REVENUES:
       1999 ............   $  589,815   $  229,672   $  108,247   $  140,458   $  172,008   $1,240,200
       1998 ............      634,222      233,304      124,434      162,738      209,151    1,363,849
       1997 ............      714,488      212,398      103,046      147,809      179,633    1,357,374


                             UNITED                    LATIN
                             STATES       CANADA      AMERICA       EUROPE       OTHER        TOTAL
                           ----------   ----------   ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
    LONG-LIVED ASSETS:
       1999 ............   $1,162,077   $  298,394   $  168,109   $  319,957   $   76,165   $2,024,702
       1998 ............      674,243      288,091      128,141      149,231      104,861    1,344,567
       1997 ............      832,116      113,596      130,446      141,253       62,306    1,279,717

     Looking forward, we expect that Asia, the Middle East, North Africa and Eastern Europe will all be growth markets for our products and services, with North America and Western Europe declining over time as a percentage of our total sales as the oil and gas reserves in those regions mature.

DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division provides a wide range of products and services for the exploration, drilling and production of oil and natural gas. The principal products and services provided by this division are:


     o   Fishing and Rental Services    o   Cementing Products

     o   Well Installation Services     o   Underbalanced Drilling and Specialty
                                            Pipeline Services

   Market Trends and Outlook

     Our Drilling and Intervention Services Division provides products and services used by oil and gas companies, drilling contractors and other service companies to explore for, drill and produce oil and natural gas. We estimate that about three-quarters of the products and services offered by this division are used in the initial drilling and completion of oil and gas wells. The remainder of the products and services are used in connection with the production phases of wells, including maintenance, redrilling and recompletion.

     Historically, our Drilling and Intervention Services Division has generated approximately half of its revenues from activity in North America, in particular the United States. With the increased importance of international production, this division is focusing its growth in the international markets while continuing to strengthen its market position in North America.

     Technology is an increasingly important aspect of our products and services. Improving technology helps us provide our customers with more efficient, higher margin and cost-effective tools to find and produce oil and gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe that the new products and services being offered by us are among the best in the industry and provide our customers with a means to reduce their costs of exploration and production through more efficient and accurate tools.

     In certain areas, such as underbalanced drilling, we believe integrated offerings are becoming more important in the market as customers seek to improve their performance with increasingly sophisticated equipment and techniques. We expect to continue to enhance our underbalanced drilling service offering over the next year and to maintain our position as the number one provider of these services.

   Growth Strategy

     The growth strategy for our Drilling and Intervention Services Division is to:

     o Continue to enhance the technology of our products and services to maintain our leadership and allow our customers to reduce the costs of exploration and production.

     o Leverage our worldwide sales and service infrastructure to push through new products and services.

     o Focus on secular growth trends such as underbalanced drilling services and re-entry.

     o Take advantage of selective consolidation and acquisition opportunities to reduce costs and increase market share.

     o Provide our customers with integrated products and services within market segments.

     o Implement our business-to-business e-commerce strategy of offering selected products to the customers through the internet and various e-commerce portals and providing enhanced electronic communications between the customer and the field.

   Products and Services Offered by our Drilling and Intervention Services Division

     FISHING AND RENTAL SERVICES

     Our fishing and rental services operations consist of a wide variety of downhole services and products used during the drilling, completion, workover and plugging of oil and gas wells. These include:

     o   Fishing and Downhole Services

     o   Equipment Rental

     o   Re-Entry and Thru-Tubing Services

     o   Downhole Remediation and Other Services

     Our fishing and rental services operations are provided worldwide at more than 300 locations in over 50 countries. We believe that our downhole services group is the largest provider of these services in the world. The following is a description of the material products and services offered by this group.

     Fishing and Downhole Services. Our "fishing" services consist of cleaning and removing obstructions (such as a piece of equipment, a tool, a part of a drill string or other debris) in a wellbore that may become caught during the drilling, completion and workover of a well or during the well's production phase. The process of "fishing" requires the use of a wide variety of specialty and proprietary tools, including fishing jars, milling tools, casing cutters, overshots, spears and other tools used for retrieving or eliminating the items within the well. These operations also utilize our proprietary "whipstocks", which are downhole tools that act as vertical ramps to "sidetrack" an existing wellbore. We believe we have one of the most comprehensive lines of proprietary fishing tools in the industry and one of the largest and most experienced teams of fishing services employees in the industry.

     We believe we are one of the largest providers of fishing services in the United States and the second largest provider in the world. Our principal competitors are Baker Hughes Incorporated and Smith International, Inc. There are also a large number of smaller regional competitors.

     Equipment Rental. We offer one of the world's largest range of specialized rental equipment and tools for the drilling, completion and workover of oil and gas wells. Our rental equipment allows our customers (primarily operators and drilling contractors) the ability to have access to inventories of tools and other equipment without the cost of maintaining that equipment in their own inventory. The rental of this equipment permits the equipment to be more efficiently used and allows us to receive value-added returns on the equipment.

     Among the equipment and tools rented by us are:

     o Pressure control equipment such as preventers, high pressure valves, accumulators, adapters and choke and kill manifolds.

     o Fishing and downhole tools such as milling tools, casing cutters, fishing jars, spears and overshots, stabilizers, power swivels and bottom hole assemblies.

     o   Drilling tools such as drill pipe and drilling jars.

     o Tubular handling equipment such as elevators, spiders, slits, tongs and kelly spinners.

     We manufacture many of our rental tools, such as our Dailey drilling and fishing jars, our pressure control equipment (including our Williams rotating heads) and many of our fishing tools. As part of our proposed spin-off of Grant Prideco, this group has also been provided with a three-year supply agreement for drill pipe and other stem products that ensure it an economical and secure source of drill stem products in the future.

     We conduct our rental operations worldwide. The breadth of our operations and locations allows us to manage and redeploy our inventory of equipment throughout our worldwide system to locations where the equipment is most needed.

     We believe we are the world's largest provider of oilfield rental tool equipment. Our primary competitors are Baker Hughes, Superior Energy Services and Offshore Rentals. There are also a number of regional competitors.

     Re-Entry and Thru-Tubing Services. Our re-entry and thru-tubing services include specialized products and services that allow the operator to perform drilling, completion and remediation functions from existing wellbores. Re-entry drilling may involve multilateral drilling of newly drilled open holes or the opening of new sections within an existing wellbore. Re-entry wells are typically drilled from a directional or horizontal well. Thru-tubing services consist of the drilling, completion and remediation of a well directly through an existing wellbore's production tubing. Our re-entry and thru-tubing operations also utilize our proprietary "whipstocks". Our thru-tubing and re-entry offering grew out of our fishing business, which was among the first to use thru-tubing technology for downhole fishing operations. Since then we have expanded on that expertise and technology to provide state-of-the-art technology for re-entry drilling and multilateral completions.

     The use of re-entry and thru-tubing technology substantially reduces the cost of drilling a well by eliminating the need for the drilling and completion of a new wellbore. Although the rig count declined substantially during 1998 and 1999, re-entry drilling rose. We believe that the thru-tubing re-entry and multilateral re-entry markets will continue to increase in the coming years as operators seek ways to contain costs by reducing risks and construction downhole.

     Our thru-tubing operations require highly engineered and technically advanced products that can operate within the confined space of an existing wellbore. Our operations utilize proprietary whipstock mills, high performance drilling motors and completion tools, including the high performance long running MacDrill(TM) metal on metal motor, the Radius(TM) short radius motor, the Radius(TM) downhole guidance instrumentation and thru-tubing inflatable packer systems.

     Our primary competition in the area of re-entry and thru-tubing is Baker Hughes.

     Downhole Remediation and Other Services. Our other downhole services operations include a variety of well maintenance and control services. Among the services and equipment provided by us are well control equipment used in critical well situations such as a blow out or high-pressure sour gas wells. We also provide internal casing patch installation, plugging and abandonment services, pipe recovery wireline services and foam services for underbalanced and other wells.

     Our primary competitor in the area of downhole remediation is Baker Hughes.

     WELL INSTALLATION SERVICES

     Our well installation services operations consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil and gas well. We offer an integrated package of tubular services that allows our customers to receive all of their tubular handling, preparation, inspection, cleaning and wellsite installation needs from a single source. We are a leader in rig mechanization technology used for the installation of tubing and casing and offer various products and services to improve rig floor operations by reducing staffing requirements and increasing operational effectiveness and safety standards. We also specialize in high alloy installation services where metallurgical characteristics call for specific handling technology. Finally, our well installation services include high grade completion equipment installation services as well as cementation engineering services (consisting of computer-generated recommendations as to the number and placement of centralizers during cementation). Many of these services are provided in conjunction with our Completion Systems Division.

     We believe that we are one of the largest providers of well installation services in the world. Competition in the market for tubular and completion well installation services is based on price, experience and quality. We believe that our ability to provide an integrated package of rig mechanization and high grade installation services, together with our worldwide infrastructure, provides us with a competitive advantage. Our primary competitors are Franks International and BJ Services, Inc. We also compete with a large number of smaller regional competitors.

     CEMENTING PRODUCTS

     Cementing operations are one of the most important and expensive phases in the completion of a well. We are the world's leading producer of specialized equipment that allows operators to centralize the casing of the well and control the displacement of cement and other fluids. Our cementing engineers can also analyze complex wells and provide detailed recommendations to help optimize cementing results. Our cementing products group also works closely with our Completion Systems Division in designing integrated completion systems. Our cementing product line includes the following:

     o Centralizer Placement Software -- For calculating best centralizer spacing for optimum standoff.

     o Centralizers -- A comprehensive product line for varying applications and well conditions.

     o Roller Centralizers -- Mechanical friction-reduction systems for extended reach drilling and underpressured conditions where differential sticking risk is high.

     o   Flow Enhancement Tools -- Tools that improve cement flow.

     o Float Equipment -- Drillable shoes and collars with float valves that provide higher flow rates.

     o Other Equipment -- Cement baskets, guide shoes, retainers and bridge plugs, multiple stage tools and cementing plugs.

     We provide our cementing products worldwide and we believe we are the world's largest provider of that type of equipment. Our primary competitors are Halliburton Company and Davis Lynch.

     UNDERBALANCED DRILLING AND SPECIALTY PIPELINE SERVICES

     Underbalanced drilling occurs when the bottom hole pressure exerted by the hydrostatic head of the drilling fluid column is less than the pressure of the formation being drilled. In underbalanced applications the reservoir is able to flow while the drilling takes place and thereby protect the formation from damage from the drilling fluids. Traditional drilling methods utilize weighted drilling fluids that prevent the flow of hydrocarbons during drilling. There are several advantages to underbalanced drilling, including faster rates of drill bit penetration, reduction of formation damage that inhibits production rates and minimization of lost circulation and costly stimulations. Underbalanced drilling is considered to be particularly desirable for drilling in older fields and reservoirs where the downhole pressure has declined. We believe that many older fields and reservoirs cannot be economically drilled other than through the use of underbalanced drilling. We estimate that at least 20% of the world's wells will be drilled underbalanced during the next few years, with that percentage increasing over time.

     We believe that we are the industry leader in underbalanced drilling and are the only company in the world that can offer all critical components on a worldwide basis. These components include:

     o Surface Equipment -- Specially designed self-contained mobile or skid-mounted compression and nitrogen generation systems, rotating control heads to control well pressures while circulating drilling mediums during drilling, skid-mounted separators to separate air from mud, choke manifolds and solids recovery systems.

     o Downhole Equipment -- High temperature motors, wireline steering tools, drill pipe, air rotary hammer drills and casing exit systems.

     o Fluid Systems -- Air drilling systems, mist drilling systems, foam drilling systems, including our patented Trans-Foam Recyclable Drilling Fluid System and aerated fluid drilling systems.

     o Software/Engineering -- Engineering and software, including simulation modeling, candidate screening, corrosion mitigation, on-site engineering and supervision.

     Our principal competition in underbalanced drilling includes Precision Drilling, Inc., Oiltools International Limited and Tesco.

   Raw Materials

     Our Drilling and Intervention Services Division purchases a wide variety of materials from a number of sources. Many of the products sold by this division are also manufactured by other parties. We do not believe that the loss of any one supplier would have a material adverse effect on this division.

Patents

     Many of our products and technologies are patented or proprietary to us, including (1) our "Virtual Riser" offshore pressure control system, which won the 1998 Offshore Technology Award, (2) our Williams high pressure rotating heads for offshore production, and (3) our chemicals and foam technology. In addition, through a joint venture between us and Messer Generon, we are the holder of the United States patent rights for drilling using compressed air and nitrogen.

COMPLETION SYSTEMS

     In 1999, we created our Completion Systems Division. This division was created in order to establish an operating group that would be focused exclusively on providing our customers with a comprehensive offering of completion products, as well as engineered and integrated completion systems for oil and gas fields.

     The principal products offered by this division are:

     o   Packers                        o   Liner Hangers

     o   Sand Control                   o   Inflatable Packers

     o   Flow Control                   o   Intelligent Well Technology

   Market Trends and Outlook

     The market for completion systems is believed to be in excess of $2 billion annually. This market is comprised of various products and services, a large portion of which are provided by us. The completion market is heavily dependent on the North American and international rig counts. During 1998 and 1999, the demand for completion products declined as drilling activity fell. Although drilling activity has recently increased with higher oil prices, demand for the higher margin premium completion products continues to be soft due to the lag in the recovery in the international markets and the time requirements and large investments necessary for many of these projects.

     Our completion products have historically been sold in the North Sea, Africa and North America and had previously been limited primarily to liner hangers, packers and sand screens. With our recent acquisitions of Petroline and Cardium Tool Services in the latter part of 1999, we have expanded our product offerings to include sand and flow control and a broader range of liner hangers and production and completion packers. With our enhanced product line we are now actively promoting our completion products worldwide on a system basis.

     We currently expect that the demand for our completion products will increase steadily during the year as drilling activity increases worldwide. We are also currently completing a significant increase in our capacity to manufacture our new expandable slotted sand screens and liners and expect that sales of these products will continue to grow as the production and cost benefits are proven. As a result, we expect that sales of our Completion Systems Division will grow significantly during the year, with the level of growth to be dependent on the speed and depth of the recovery in the industry.

   Growth Strategy

     The growth strategy for our Completion Systems Division is as follows:

     o Build an integrated and full completion package through selective acquisitions and internal product development.

     o Continue the expansion and introduction of our line of expandable slotted tubular completion products.

     o   Add new expandable completion products and technologies.

     o Complete our introduction of premium liner hangers in the United States and expand our market share worldwide.

     o Leverage our international infrastructure to offer completion products worldwide.

     o   Reduce manufacturing costs through plant consolidations.

     o Provide innovative and technologically superior completion solutions and offer "best in class" products.

     o Reduce sales costs for lower margin products through the use of the internet and e-commerce and enhance customer interaction through electronic communication and data sharing.

   Products and Services Offered by our Completion Systems Division

     PACKERS

     Packers are mechanical or hydraulically actuated devices that lock into the casing string and provide a seal between the casing and tubing in the well through an expanding element system. Packers permit producing formations to be isolated from other sections of the wellbore as well as allow downhole operations, such as cementing and acidizing, to take place without damaging the reservoir.

     SAND CONTROL

     Specialized products are required for the control of sand in unconsolidated formations. Sand production often results in premature failure of artificial lift and other downhole and surface equipment and can obstruct the flow of oil and gas. Our sand control products consist of:

     o Expandable tubular products utilizing revolutionary expandable slotted tubing technology. One product, our Expandable Sand Screens (ESS(R)), eliminates the problems of gravel packing by reducing well costs, enhancing production and reducing erosion.

     o Sand screens that are installed in the producing section of a well to prevent sand from reaching the surface or causing problems with production equipment and pumps.

     FLOW CONTROL

     Flow control systems include completion and intervention equipment that allow for life of well production management. Our flow control systems include:

     o Standard and advanced flow control products such as nipples, sleeves, running and pulling tools, plugs, valves and rolling systems.

     o   Comprehensive engineering, design and installation capabilities.

     LINER HANGERS

     Liner hangers allow strings of casing to be suspended within a wellbore without having to extend the string to the surface and to isolate production zones and formations. We offer both production and service liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well. We also offer expandable slotted liners that are designed to reduce cost and improve production. Most directional wells include one or more liners because of the difficulty of designing casing programs compatible with high tensile tubulars.

     INFLATABLE PACKERS

     These products are used in open cased hole applications for zonal isolation in drilling, completion or remedial applications. Our product line includes annulus casing packers, inflatable production packers and inflatable straddle packer assemblies. We also offer specialized high pressure, high temperature, high performance inflatable thru-tubing and completion packers.

     INTELLIGENT WELL TECHNOLOGY

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

     Our competition in the completion market is generally based on price and product quality. Our principal competitors are Baker Hughes, Halliburton and Schlumberger Limited. We also compete with various smaller providers of completion equipment. We believe that we are the third largest provider of completion equipment in the United States and the leading provider of liner hanger equipment and flow control completion products in the North Sea market.

   Raw Materials

     Our Completion Systems Division purchases a wide variety of materials used in our manufacturing facilities from a number of sources. We do not believe that the loss of any one supplier would have a material adverse effect on this division.

   Patents

     Many of our completion products are patented or proprietary. Our expandable slotted tubular products are sold pursuant to a license from Shell with respect to certain aspects of the technology.

ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division is a leading provider of artificial lift systems worldwide and the only one that can provide customers all forms of lift. Artificial lift systems are installed in oil wells that do not have sufficient reservoir pressure to raise the oil to the surface or that need to supplement the natural reservoir drive in producing oil from the well. We estimate that 80% of all producing oil wells in the world require some form of artificial lift. Regionally, we estimate that 90% of the producing wells in North America are on some form of artificial lift and approximately 70% of the rest of the world's wells require artificial lift. In addition, as oil wells mature, artificial lift is generally necessary to supplement or enhance the flowing pressure of oil from the well. We believe the worldwide market for artificial lift to be in excess of $1.5 billion per year, of which 50% has historically been in North America due to the maturity of the North American oil fields.

     There are six principal types of artificial lift technologies used in the industry. We offer each of them as well as well optimization services. These forms of artificial lift are:

     o   Progressing Cavity Pumps            o   Electrical Submersible Pumps

     o   Reciprocating Rod Lift              o   Hydraulic Lift

     o   Gas Lift                            o   Other Lift

  Market Trends and Outlook

     Our Artificial Lift Systems Division was severely affected by the 1998 and 1999 decline in oil prices. These declines were particularly felt in our North American operations. Since the merger of EVI and Weatherford Enterra in 1998, we have aggressively marketed our artificial lift systems worldwide. This marketing program involves the provision of artificial lift products and services worldwide utilizing the assistance of our international distribution and service locations. We have recently been awarded a number of international contracts to manage fields using our artificial lift systems and expect to continue to pursue additional contracts in the future.

     In North America, demand for artificial lift systems, particularly progressing cavity pumps, has increased with the higher levels of oil prices in the second half of 1999. We also are actively pursuing steam-assisted gravity drainage (SAGD) projects in the heavy oil markets of Canada using high temperature progressing cavity pumps. We believe the SAGD market will be a significant market in Canada in the coming years. We expect that international demand for our artificial lift products will continue to increase as the rest of the world's oilfields mature. As the only fully integrated provider of these systems, we expect to greatly benefit from the breadth of our product line and expertise.

     We also have recently expanded our wellsite optimization offering worldwide. This product offering is driven by our clients' needs for greater planning of their production. In 1999 we implemented a package for production in Venezuela that will transmit real time data from the well to the operator's office for continuous monitoring. This division is also working with our Completion Systems Division on the use of its intelligent completion and monitoring technology to optimize the production process and reduce the cost of production.

   Growth Strategy

     The growth strategy for our Artificial Lift Systems Division is as follows:

     o Invest in and provide technological solutions for artificial lift needs, including high temperature progressing cavity pumps.

     o Provide our customers with the right technologies that increase run times, decrease costs and effectively deliver oil production at a given depth, temperature and level of corrosion.

     o Provide integrated solution packages to our customers to address all of their artificial lift needs.

     o Continue our international expansion by leveraging our international infrastructure.

     o Expand our electrical submersible pump business with Electrical Submersible Pumps, Inc.

     o Reduce sales costs for lower margin products through the internet and e-commerce sales.

     o Reposition and consolidate our manufacturing and distribution organization to address the changing marketplace, in particular, in North America.

     o Position our business for the return cycle in oil production and take advantage of the continued maturation of the world's oilfields.

   Products Offered by our Artificial Lift Systems Division

     The following is a description of each of the forms of artificial lift offered by us:

     PROGRESSING CAVITY PUMPS

     A progressing cavity pump is a downhole pump that is controlled by an above-ground electric system connected to a sucker rod that operates the downhole pump for the production of oil. These pumps are among the most efficient to operate and are designed to work in wells of depths up to 6,000 feet and production between 10 to 4,500 barrels of oil per day. We are also developing high temperature progressing cavity pumps for SAGD applications. We believe that we are the world's largest provider of progressing cavity pumps and the only fully integrated provider of these systems. Our principal competitors for progressing cavity pumps are Robbins & Myers and KUDU.

     RECIPROCATING ROD LIFT SYSTEMS

     A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground pumping unit connected to a sucker rod and a downhole pump. It uses an up and down suction process to lift the oil from the reservoir. Reciprocating lift is used primarily for the production of oil from wells of depths up to 14,000 feet and production rates from 20 to 8,000 barrels per day. Reciprocating lift systems are generally more expensive to install than other systems but less costly to operate. We offer a complete package of products for rod lift applications ranging from traditional pump jacks to the state-of-the-art RotaFlex(R) long stroke pumping unit, as well as all downhole components, including the Corod(R) continuous sucker rod, traditional sucker rods and tubing anchors. We believe we are the world's largest provider of reciprocating rod lift pump systems and the only fully integrated provider of these systems. Our principal competitors for rod lift systems are Lufkin Industries, Dover Industries and Harbinson Fischer.

     GAS LIFT SYSTEMS

     Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves. The gas that is injected into the system is either produced from and reinjected into the well, or is injected from gas produced from nearby wells. The injected gas acts as the lifting agent for the heavier oil. Gas lift systems are used primarily for offshore wells and those wells that have a high component of gas in the well or have a gas supply near the well. Gas lift systems are designed to operate at a depth of up to 15,000 feet with volume up to 20,000 barrels of oil per day. We believe that we are one of the two largest providers of gas lift systems in the world, with our principal competitor being Schlumberger.

     ELECTRICAL SUBMERSIBLE PUMPS

     An electrical submersible pump is an electric pump and motor that is placed downhole near the producing reservoir and is driven by an electric motor controller and supply system above ground. Electrical submersible pumps are designed to operate at depths of 9,000 to 12,000 feet with volumes from 800 to 20,000 barrels per day. We have historically not been a provider of electrical submersible pumps to the industry. In 1999 we entered into a long-term alliance with Electrical Submersible Pumps, the world's third largest supplier of electrical submersible pumps, to supply us with our own line of electrical submersible pumps and to take over distribution of electrical submersible pumps from Electrical Submersible Pumps in selected markets. We believe that this alliance is highly beneficial to both our customers and the customers of Electrical Submersible Pumps. This alliance also provides our customers with a complete suite of artificial lift systems. Our principal competitors for electrical submersible pumps are Baker Hughes, Schlumberger and Electrical Submersible Pumps.

     HYDRAULIC LIFT SYSTEMS

     Hydraulic lift is a form of oil pumping system that uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. These systems are designed for wells at depths up to 20,000 feet with volumes of up to 15,000 barrels per day. Hydraulic pumps are well-suited for wells with high volumes and low solids. We believe that we are the world's largest provider of hydraulic lift systems. Our principal competitor for hydraulic lift systems is Baker Hughes.

     OTHER LIFT SYSTEMS

     We also offer a new form of lift that we call "plunger lift." Plunger lift is the only artificial lift system that requires no assistance from outside energy sources. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. The plunger cycles between the top and bottom bumper springs. As it travels to the surface, it creates a solid interface between the lifted gas below and produced fluid above to maximize lift energy. The travel cycle is controlled by a surface controller. Plunger lift is a low cost, easily maintained method of lift. It is particularly useful for dewatering gas wells and increasing wells with emulsion problems. Plunger lift also keeps wells free of paraffin and other tubing deposit problems and can be used to produce a well to depletion.

     WELL OPTIMIZATION AND REMOTE MONITORING AND CONTROL

     Our Artificial Lift Systems Division was one of the first companies to provide complete artificial lift well optimization services and products. These services include field management and products that allow the customer to remotely monitor and control wells from a central remote location. As part of this service we recently entered into a long-term alliance arrangement with CASE Services where we will jointly develop software and products for all forms of artificial lift offered by us to maximize production. This software will also allow the customer to utilize the internet and the customer's own personal computer to access, monitor and control production. We believe that this product offering will provide the customer with substantial cost savings while improving returns.

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

COMPRESSION SERVICES

     Our Compression Services Division is one of the world's largest providers of natural gas compression products and services. The products and services offered by this division include:

     o   Rental of natural gas compressors

     o   Packaging and sales of natural gas compressors

     o   Custom-designed compression systems

     o   Full service turnkey compression management

     o Maintenance and reconditioning services and select services such as repair services

     o   Offshore platform installation and management of compression equipment

     Our compression business is operated through a joint venture with GE Capital's Global Compression Services. We own 64% of this joint venture and GE Capital owns 36%. We have the right to acquire GE Capital's interest at any time at a price equal to the greater of a market determined third party valuation or book value. GE Capital also has the right to require us to purchase its interest at any time after February 2001 at a market determined third party valuation and to request a public offering of its interest after that date, if we have not purchased its interest by that time.

   Market Trends and Outlook

     We believe our compression services operate in a growth market with significant opportunities. We estimate that over 70% of the operating natural gas compressors are owned by the exploration and production companies and more than 70% of the world's natural gas compression services are sold in North America. We expect demand in North America to grow in the coming years as natural gas production increases whereas we believe that international demand should increase as natural gas production continues to grow and our customers look to out-sourcing their compression requirements to a single provider.

     Our compression services are provided primarily to producers of natural gas and pipeline companies. These services are used by the customer to compensate for diminished wellhead pressure. Our compressors are either sold or rented to the client on a term basis ranging from a number of months to years. Once a compressor has been placed in service, in particular larger horsepower compressors, that compressor will generally remain in place for the life of the reservoir. We also offer field management services. Our compression services are charged on both a fixed and turnkey basis.

     The compressors marketed by us were historically manufactured by us at our facility located in Corpus Christi, Texas or purchased from third parties. We recently sold our manufacturing operations in Corpus Christi to GE Power Systems. Under the terms of that sale, we agreed to purchase from GE Power Systems certain components and parts for three to five years depending on the items purchased and GE Power Systems agreed to provide compressors to us during that time period at negotiated prices.

   Growth Strategy

     The growth strategy for our compression business is as follows:

     o Continue to expand our operations internationally using our worldwide infrastructure.

     o Leverage our businesses in locations where we are currently located to obtain economies of scale.

     o Continue to pursue higher horsepower projects that provide for longer term contracts and higher margins.

     o Increase our revenues by offering our customers a solutions approach to optimize gas productions.

   Compressor Fleet

     Our Compression Services Division currently has a fleet of approximately 4,100 compression units with horsepowers ranging from 25 to 3,400 horsepower. The average horsepower of our compression fleet is approximately 230 horsepower.

     The following table sets forth a summary of our compression fleet:


        HORSEPOWER                            NUMBER OF     TOTAL
           SIZE                                 UNITS    HORSEPOWER
        ----------                            ---------  ----------
         0 -- 100   ....................        2,039      124,052
       101 -- 200   ....................          921      135,172
       201 -- 500   ....................          644      192,543
       501 -- 800   ....................          193      126,171
       801 -- 1,100 ....................          175      173,971
     1,101 and over ....................          112      186,242
                                                -----      -------
             Totals ....................        4,084      938,151
                                                =====      =======

     In addition, we manage approximately 220 compression units owned by our clients having an aggregate horsepower of approximately 150,000.

   Capital Expenditures

     Our compression operations are by their nature capital intensive and require substantial investments in additional compressor units as our business grows. We expect that future capital investments by our Compression Services Division will be financed by the joint venture through debt, sale and leaseback arrangements and other similar financing structures that are repaid from the cash flows generated from the compressor units over the projected term of rental of the equipment. Where possible, we will attempt to secure our financing on a non-recourse basis. During 1999, the Compression Services Division entered into lease arrangements under which a number of our compressors were sold to a third party and were then rented back to it over a five-year period. Structures such as this lease should allow us to expand our compressor fleet and maximize the return on the equity invested in this joint venture.

     Because of the high leverage aspect of our compression business, we measure the performance of this division primarily by the cash flow it generates and its operating income and EBITDA. Although the net income return on capital from this business is generally less than other less capital intensive businesses, we believe the benefits of the steady cash flow from the operations and the less cyclical nature of this market make this business an important component of our growth.

   Competition

     Our principal competitors in the compression services business are Hanover Compression Company, Production Operators Corp., a subsidiary of Schlumberger, Universal and other smaller regional compression companies. We believe that we are the second largest provider of natural gas compression services in the world.

DISCONTINUED OPERATIONS -- GRANT PRIDECO

     Our Grant Prideco Drilling Products Division is classified as a discontinued operation in light of our proposed spin-off of that division to our stockholders. We have set March 23, 2000, as the record date for the spin-off and currently expect the spin-off to be completed in mid-April 2000. The spin-off is subject to our receipt of a written ruling from the Internal Revenue Service on the spin-off, which we have been advised should be received in March 2000. Grant Prideco is an international manufacturer and supplier of products used for the exploration and production of oil and gas. Its business is conducted through two operating segments: (1) drill stem products and (2) premium tubulars and engineered connections. Grant Prideco is the world's leading provider of drill pipe and other drill stem products. It is also a leading provider in North America for engineered connections used for casing, production tubing and marine conductors and subsea structures.

     Grant Prideco's drilling products are designed and engineered for high performance and include all components of a drill stem from the rig floor to the drill bit. Grant Prideco has been the innovator in the field of drill pipe and other drill stem products for more than 20 years, and it is a leader in connection technology used in the drilling of wells. Its Atlas Bradford division also has been providing connection technology to the oil industry for approximately 50 years. Grant Prideco's operations are conducted throughout the world through manufacturing facilities located in the United States, Mexico, Canada, Europe and Asia.

     Additional information regarding Grant Prideco may be found in its Form 10 filed with the Securities and Exchange Commission.

PROPERTIES

     Our operations are conducted in over 50 countries. We currently have more than 55 manufacturing facilities and approximately 350 sales, service and distribution locations throughout the world for our continuing operations. Our discontinued operations, Grant Prideco, Inc., currently has more than 20 manufacturing facilities worldwide.

     The following table describes the material manufacturing and other facilities and principal offices currently owned or leased by us.



                                                 FACILITY     PROPERTY
                                                  SIZE          SIZE
              LOCATION                          (SQ. FT.)      (ACRES)      TENURE           UTILIZATION
-------------------------------------------     ---------      -------      ------   ------------------------------------------
DRILLING & INTERVENTION SERVICES:
   Pearland, Texas ........................      127,500        57.45        Owned   Manufacturing, fishing and rental
   Houston, Texas .........................      117,500        16.36        Owned   Manufacturing, well installation
   Houma, Louisiana .......................      109,800        12.91        Owned   Manufacturing, cementing products
   Hannover, Germany ......................       65,950         3.41       Leased   Manufacturing, well installation and
                                                                                       cementing products
   Houston, Texas .........................       64,000        14.21        Owned   Manufacturing, fishing and rental
   Houston, Texas(1).......................       60,000        24.00        Owned   Research and development
   Casper, Wyoming ........................       41,553         9.50        Owned   Manufacturing, fishing and rental
   Liberal, Kansas ........................       40,000         9.93        Owned   Manufacturing, fishing and rental

COMPLETION SYSTEMS:
   Huntsville, Texas ......................       81,700        20.00        Owned   Manufacturing, packers
   Houston, Texas .........................       81,000         6.50        Owned   Manufacturing, sand screens
   Caxias do Sul, Brazil ..................       62,400         6.00       Leased   Manufacturing, packers
   Bryne, Norway ..........................       60,000        13.59       Leased   Manufacturing, liner hangers
   Houston, Texas(1).......................       60,000        24.00        Owned   Research and development

ARTIFICIAL LIFT SYSTEMS:
   Woodward, Oklahoma .....................      138,800        53.00       Leased   Manufacturing, reciprocating rod lift
                                                                                       and hydraulic lift
   Greenville, Texas ......................      100,000        26.00        Owned   Manufacturing, reciprocating rod lift
   Odessa, Texas ..........................       99,200         7.20        Owned   Manufacturing, reciprocating rod lift
   Sao Leopoldo, Brazil ...................       86,100        17.00        Owned   Manufacturing, progressing cavity
                                                                                       pumps
   Nisku, Alberta, Canada .................       74,000         8.00        Owned   Manufacturing, reciprocating rod lift
   Rio Tercero, Argentina .................       64,583         7.40        Owned   Manufacturing, reciprocating rod lift
                                                                                       and hydraulic lift
   Dongying, Shandong, China(2) ...........       49,500         0.93       Leased   Manufacturing, progressing cavity
                                                                                       pumps
   Longview, Texas ........................       47,000        22.10        Owned   Manufacturing, plunger lift systems
   Lloydminster, Alberta, Canada ..........       47,000         2.70        Owned   Manufacturing, progressing cavity
                                                                                       pumps
   Lafayette, Louisiana ...................       45,400         6.00        Owned   Manufacturing, gas lift systems
   Edmonton, Alberta, Canada ..............       42,000        11.00        Owned   Manufacturing, progressing cavity
                                                                                       pumps

COMPRESSION SERVICES(3):
   Cochrane, Alberta, Canada ..............      104,415         9.22        Owned   Packaging, natural gas compression
                                                                                       systems
   Yukon, Oklahoma ........................       77,500        15.00        Owned   Repair, natural gas compressors
   Corpus Christi, Texas ..................       72,000        56.00        Owned   Packaging, natural gas compression
                                                                                       systems
   Singapore ..............................       49,682         3.37       Leased   Service and repair, natural gas
                                                                                       compressors


                                                 FACILITY     PROPERTY
                                                  SIZE          SIZE
              LOCATION                          (SQ. FT.)      (ACRES)      TENURE           UTILIZATION
-------------------------------------------     ---------      -------      ------   ------------------------------------------
CORPORATE:
   Houston, Texas .........................      180,347           --       Leased   Company's principal offices

PROPERTIES OF DISCONTINUED
   OPERATIONS (GRANT PRIDECO):
   Navasota, Texas ........................      347,000        83.00        Owned   Manufacturing, drill pipe, premium
                                                                                       casing and tubing
   Veracruz, Mexico .......................      303,400        42.00        Owned   Manufacturing, tool joints
   Muskogee, Oklahoma .....................      195,900       108.40        Owned   Manufacturing, premium casing
   Houston, Texas .........................      148,500        20.00       Leased   Manufacturing, premium connectors
                                                 114,200        21.90        Owned   Manufacturing, casing and premium
                                                                                       couplings
                                                  54,500         7.00        Owned   Premium threading services and
                                                                                       manufacturing, tubular accessories
   The Woodlands, Texas ...................       52,000           --       Leased   Division headquarters
   Bryan, Texas ...........................      160,000        55.30        Owned   Manufacturing, drill pipe
   Kindberg, Austria(4) ...................    1,614,600       101.27        Owned   Manufacturing, green tube and casing
   Edmonton, Alberta, Canada ..............      109,600        10.20        Owned   Manufacturing, drill pipe, premium
                                                                                       tubulars
   Houma, Louisiana .......................       85,000         9.40        Owned   Manufacturing, accessories

(1) The Houston, Texas research and development facility is shared by our Drilling and Intervention Services and Completion Systems Divisions.

(2) The facility leased by our Artificial Lift System Division's China operation is contributed by our partner in the joint venture there.

(3) The facilities owned by our Compression Services Division are held in a joint venture that is 64% owned by us.

(4) The Kindberg, Austria facility is held in a joint venture that is owned 50.01% by Grant Prideco.

OTHER BUSINESS DATA

   Patents

     Many areas of our business rely on patents and proprietary technology. We currently have more than 1,200 issued and pending patents from continuing operations. Many of our patents provide us with competitive advantages in our markets. Although we consider our patents and our patent protection to be an important part of our business, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business.

   Insurance

     We currently carry a variety of insurance for our operations. We are partially self-insured for certain claims in amounts that we believe to be customary and reasonable. We also maintain political risk insurance to insure against certain risks while doing business in foreign countries.

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

     We have been named by the Environmental Protection Agency ("EPA") as a party to the Casmalia, California landfill Superfund site. We legally transported certain waste materials to this site between 1980 and 1985. In 1985, after we had ended transporting materials to the landfill, the EPA declared the landfill as a Superfund site. We have agreed to participate in a settlement for the matter and the EPA has assessed us with a settlement amount of $290,000. However, we dispute the EPA's settlement calculations due to the inclusion of unrelated third-party amounts and duplicative amounts. We have requested that the EPA recalculate the proposed settlement amount.

     Our expenditures during 1999 to comply with environmental laws and regulations were not material and we currently expect that the cost of compliance with environmental laws and regulations for 2000 also will not be material.

   Employees

     As of December 31, 1999, we employed approximately 12,200 employees, including approximately 2,600 employees of Grant Prideco. Certain of our operations are subject to union contracts. These contracts, however, cover only a small number of our employees. We believe that our relationship with our employees is generally satisfactory.

   Corporate History

     We are a Delaware corporation that was organized in 1972. Many of our businesses, including those of Weatherford Enterra, Inc., have been conducted for more than 50 years.

   Principal Executive Offices

     Our principal executive offices are located at 515 Post Oak Blvd., Suite 600, Houston, Texas 77027. Our telephone number is (713) 693-4000.

FORWARD-LOOKING STATEMENTS

     This report as well as other filings made by us with the Securities and Exchange Commission and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

     From time to time we update the various factors that are considered by us in making our forward-looking statements and the assumptions used by us in those statements. The following sets forth an update of the various assumptions used by us in our forward-looking statements as well as risks and uncertainties relating to those statements.

     Certain risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described in "Risk Factors" below and the following:

         A Downturn in Market Conditions Could Affect Projected Results. Any unexpected material changes in oil and gas prices or other market trends would likely affect the forward-looking information provided by us. Any unexpected material changes in oil and gas prices or other market trends that would impact drilling activity would likely affect the forward-looking information contained in this annual report. Our results for 1999 were materially and adversely affected by the downturn in the industry that began in 1998. The market for our products and services has recently begun to recover and we currently expect that our results for 2000 will show a material improvement over 1999. This recovery is based in part on a reduction in supply of oil, higher oil prices and drilling activity and a general industry view that market conditions have bottomed out and are beginning to recover. The oil and gas industry, however, is extremely volatile and subject to change based on political and economic factors outside our control.

         Our estimates as to future results and industry trends are based on assumptions regarding the future prices of oil and gas, the North American and international rig counts and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for 2000, we have made the following assumptions:

     o The recent increase in the price of oil will result in improvements to our businesses in 2000, with the strongest improvements expected to occur in the second half of 2000.

     o Oil prices will average over $20 per barrel for West Texas Intermediate crude.

     o Average natural gas prices for 2000 will remain at or near their current levels.

     o   World demand for oil will be up only slightly.

     o Drilling activity will increase slightly beyond normal demand as oil companies seek to replace and produce reserves that were not replaced or produced in 1999.

     o North American and international rig counts will improve, with increases in the international rig count following the North American rig count increase by around six months. In 2000, we have made our internal budgets based upon an average rig count for North America around 1,100 and the average international rig count of around 630.

     o Pricing for many of our products and services should increase steadily during the year. Pricing will be subject to market conditions and continued pricing pressures in selected markets and product lines.

     o Demand for compression services will remain relatively flat for most of 2000 with improvements to be based on new contracts.

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

         A Future Reduction in the Rig Count Could Adversely Affect the Demand for Our Products and Services. Our operations were materially affected by the decline in the rig count during 1998 and 1999. Although the North American rig count has improved slightly from its historical low in 1999, a decline in the North American and international rig counts would adversely affect our results. Our forward-looking statements regarding our drilling products assume an improvement in the rig count in 2000 and that there will not be any material declines in the worldwide rig count, in particular the domestic rig count. Our statements also assume an increase in the international markets to occur by mid 2000.

         Projected Cost Savings Could Be Insufficient. During 1998 and 1999, we implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. Our forward-looking statements regarding cost savings and their impact on our business assume these measures will generate the savings expected. However, if the markets continue to decline, additional actions may be necessary to achieve the desired savings.

         Weatherford's Success is Dependent upon Technological Advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our product and service offerings. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically advanced value-added products. Our forward-looking statements have assumed gradual growth from these new products and services during 2000.

         Economic Downturn Could Adversely Affect Demand for Products and Services. The economic downturn that began in Asia in 1997 affected the economies in other regions of the world, including South America and the former Soviet Union, and contributed to the decline in the price of oil and the level of drilling activity. Although the economy in the United States also has experienced one of its longest periods of growth in recent history, the continued strength of the United States economy cannot be assured. If the United States or European economies were to begin to decline or if the economies of South America or Asia were not to continue their recovery, the demand and price for oil and gas and our products and services could again adversely affect our revenues and income. We have assumed that a worldwide recession or a material downturn in the United States or European economies will not occur.

         Currency Fluctuations Could Have a Material Adverse Financial Impact. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from changes in currencies.

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

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the Securities and Exchange Commission. For additional information regarding risks and uncertainties, see our other current year filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. We will generally update our assumptions in our filings as circumstances require.

RISK FACTORS

     An investment in our common stock involves various risks. When considering an investment in our company you should consider carefully the following factors, together with the information described elsewhere in this report.

     Low Prices for Oil Adversely Affect the Demand for Our Products and Services. Low oil prices adversely affect demand throughout the oil and natural gas industry, including the demand for our products and services. As prices decline, we are affected in two significant ways. First, the funds available to our customers for the purchase of goods and services declines. Second, exploration and drilling activity declines as marginally profitable projects become uneconomical and either are delayed or eliminated. Accordingly, if oil prices are low, our revenues and income will be adversely affected. Despite the increases in the price of oil during 1999 and in 2000, the market conditions existing in 1998 and 1999 affected our business in various ways. Our Drilling and Intervention Services Division experienced declines in line with the general reduction in industry activity. Our Completion Systems Division experienced declines corresponding to the lower activity levels, with greatest declines outside the United States markets. Our Artificial Lift Systems Division, which is heavily dependent on North American production, experienced continuous declines in revenue throughout 1998 and the first quarter of 1999. Our Grant Prideco Drilling Products Division, which is classified as a discontinued operation, experienced a significant decline in new orders of drill pipe, other drill stem products and tubular sales fell as completion activity slowed, tubular distributors reduced inventories and due to excess drill pipe being consumed from idle rigs. Our Compression Services Division has only been marginally affected by the declines in market conditions because its business is based on levels of natural gas development and production, which has been more stable than oil production. Our compression business was subject to price competition in North America.

     Our businesses will continue to be affected by industry conditions, including those conditions and factors described under "Forward-Looking Statements."

     Customer Credit Risks. Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Many of our customers slowed the payment of their accounts in 1999 in light of current industry conditions and others have experienced greater financial difficulties in meeting their payment terms. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and actual losses have historically been within expectations.

     Disruptions in Foreign Operations Could Adversely Affect Our Income. Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States, that are inherently subject to risks of war, local economic conditions, political disruption, civil disturbance and policies that may:

     o disrupt our operations and oil and gas exploration and production activities;

     o   restrict the movement of funds;

     o   lead to U.S. government or international sanctions; and

     o   limit access to markets for periods of time.

     Historically, the economic impact of such disruptions has been temporary, and oil and gas exploration and production activities have resumed eventually in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria, parts of the Middle East, the Asia-Pacific region and Latin America, have been subjected to political disruption that has negatively impacted results of operations following such events. Disruptions may occur in our foreign operations, and losses may occur that will not be covered by insurance.

     Our Products and Services are Subject to Operational Risks. Our products are used for the exploration and production of oil and natural gas. These operations are subject to hazards inherent in the oil and gas industry that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. These hazards include fires, explosions, craterings, blowouts and oil spills. Litigation arising from an accident at a location where our products or services are used or provided may result in our being named as a defendant in lawsuits asserting potentially large claims.

     The Euro, Currency Devaluation and Fluctuation Risks. A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and the Euro bills and coins will be used in the 11 participating countries. We are currently evaluating the effect of the Euro on our consolidated financial statements and our business operations; however, we do not foresee that the transition to the Euro will have a significant impact.

     A material decline in currency rates in our markets could affect our future results as well as affect the carrying value of our assets. Approximately 35% of our net assets are located outside the United States, are carried on our books in local currencies and are impacted by changes in foreign currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet.

     Our Common Stock has Fluctuated Historically. Historically, and in recent months in particular, the market price of common stock of companies engaged in the oil and gas service industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past. News announcements and changes in oil and natural gas prices, changes in the demand for oil and natural gas exploration and changes in the supply and demand for oil and natural gas have all been factors that have affected the price of our common stock.

ITEM 2.  PROPERTIES

     See Item 1. Business -- Properties on page 16 of this report, which is incorporated by reference into this item.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance.

     See Item 1. Business -- Other Business Data -- Federal Regulation and Environmental Matters on page 18 of this report, which is incorporated by reference into this item.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 1999, to a vote of stockholders of the Company.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "WFT". As of March 10, 2000, there were 3,054 stockholders of record. The following table sets forth, for the periods indicated, the range of high and low sale prices per share for the common stock as reported on the New York Stock Exchange.


                                                                               PRICE
                                                                      --------------------------
                                                                         HIGH           LOW
                                                                         ----           ---
        Year ending December 31, 1999
          First Quarter ........................................      $  29 5/8       $  16 3/4
          Second Quarter .......................................         39 11/16        22 15/16
          Third Quarter ........................................         40 7/16         29 3/4
          Fourth Quarter .......................................         42 1/8          28 1/4

        Year ending December 31, 1998
          First Quarter.........................................      $  53 7/8       $ 37 1/2
          Second Quarter........................................         58 7/16        34 3/4
          Third Quarter.........................................         39 15/16       15
          Fourth Quarter........................................         28 3/4         16

     On March 10, 2000, the closing sales price of our common stock as reported by the New York Stock Exchange was $50 15/16 per share. We have not declared or paid dividends on our common stock since 1984 and we do not anticipate paying dividends on our common stock at any time in the foreseeable future.

     In addition to our common stock, we currently have outstanding $402.5 million principal amount in 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. These debentures have the following material terms:

     o   Mature on November 1, 2027

     o Interest rate of 5% per annum, payable February 1, May 1, August 1 and November 1 of each year

     o Are convertible in common stock at a conversion price of $80 per share, subject to adjustment for the Grant Prideco spin-off and other adjustments

     o May be redeemed at any time on or after November 4, 2000 at redemption prices set forth in an indenture relating to the debentures

     o Are subordinated in right of payment of principal and interest on certain existing and future senior indebtedness

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results.


                                                                                  YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------------
                                                          1999           1998              1997           1996           1995
                                                      ------------   -----------       ------------   ------------   ------------
                                                                        (in thousands, except per share amounts)
          Revenues ................................   $  1,240,200   $ 1,363,849       $  1,357,374   $  1,129,958   $    976,341

          Operating Income (Loss) .................         66,818        36,171 (a)        216,082        127,408         (1,629)
          Income (Loss) From Continuing
            Operations ............................         16,206          (883)(a)        129,745         71,225        (10,799)
          Basic Earnings (Loss) Per Share
            From Continuing Operations ............           0.16         (0.01)              1.35           0.79          (0.13)
          Diluted Earnings (Loss) Per Share
            From Continuing Operations ............           0.16         (0.01)              1.33           0.78          (0.13)

          Total Assets ............................      3,513,789     2,638,612          2,508,034      2,121,415      1,636,535
          Long-Term Debt ..........................        226,603       220,398            224,935        415,095        414,894
          5% Convertible Subordinated
             Preferred Equivalent Debentures ......        402,500       402,500            402,500             --             --
          Stockholders' Equity ....................      1,833,398     1,493,880          1,458,549      1,292,704        958,337
          Cash Dividends Per Share ................             --            --                 --             --             --


(a) Includes $160.0 million, $104.0 million net of tax, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our business is conducted through four business segments: (1) Drilling and Intervention Services, (2) Completion Systems, (3) Artificial Lift Systems and
(4) Compression Services. We have also historically operated a Drilling Products Division that manufactured and sold drill stem products and premium tubulars and connections.

     In October 1999, our Board of Directors approved the spin-off by us of our Drilling Products Division. The spin-off is subject to our receipt of a favorable ruling from the Internal Revenue Service on aspects of the spin-off. We were recently advised by the Internal Revenue Service that the ruling should be received by us by the end of March 2000. As a result, our Board of Directors has declared a distribution of one share of Grant Prideco common stock for each share of Weatherford common stock outstanding at the close of business on March 23, 2000. Subject to our receipt of the ruling, we expect the spin-off to be completed on or about April 14, 2000. We have reclassified the historical operations of this division as a discontinued operation in light of the anticipated spin-off.

     The following is a discussion of our results of operations for the last three years. This discussion should be read in conjunction with our financial statements that are included with this report. Our discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements" located within Item 1. Business.

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. Certain of our products and services, such as our well installation services and well completion services, are dependent on the North American and worldwide level of exploration and development activity. Other products and services, such as our artificial lift systems and compression services, are dependent on oil and gas production activity. We currently estimate that between 40% and 50% of our continuing operations are focused on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The oil and gas industry has been subject to extreme volatility in recent years due to significant changes in the demand, supply and pricing of oil and natural gas. In 1997 through early 1998, we experienced a strong increase in the demand for our products and services due to a worldwide increase in the demand for oil and shortages of equipment and people to service this demand. This increase in demand was most strongly felt in our Drilling and Intervention Services and Artificial Lift Systems Divisions. Our Drilling and Intervention Services Division experienced record sales and profits both internationally and in the North American markets. Our Artificial Lift Systems Division benefited from high levels of Canadian exploration and production, in particular in the heavy oil regions. During this period, we and our industry operated at levels that had not been experienced since the early 1980's and many of our businesses operated at or near full capacity.

     Beginning in late 1997, the price of oil began to fall. This decline was attributable to a number of factors. The most significant of the factors were:

     o A drop in demand due to the downturn in the Asian and other developing economies;

     o An excess supply of oil due to increased production by most of the oil exporting countries;

     o   Concerns over future production from Iraq; and

     o   The impact of prior exploration efforts and large reserve discoveries.

     Initially, the effects of the decline were felt only in isolated markets, such as the Canadian and Californian heavy oil markets, where drilling and production activity is more sensitive to the price of oil. Drilling and completion activity in other North American regions then began to decline due to the greater sensitivity of North American production to prices. By late 1998, demand had fallen substantially as our customers' exploration, development and production activities internationally also dropped in reaction to sharply lower oil prices.

     During 1998, the price of oil ranged from a high of $17.62 per barrel to a low of $10.44 per barrel of West Texas Intermediate crude. The North American rig count also fell from a high of 1,508 rigs to a low in 1998 of 854. The international rig count, which typically trails the domestic rig count by a number of months, fell in 1998 from a high of 819 to a low of 671. In 1999, the price of oil hit a low of $11.07 per barrel and the North American and international rig counts reached historical lows of 534 and 556, respectively.

     The downturn in the industry that began in 1998 led our customers to substantially curtail their exploration and drilling activity during the second half of 1998 and most of 1999. This reduction in activity resulted in substantially lower purchases of equipment manufactured and sold by us for the exploration and completion of wells. Our field services, such as fishing and rental and our sales of artificial lift and other production equipment and services were also materially impacted by the fall in demand. We were further impacted by an unprecedented wave of mergers and consolidations among our customers due to the market conditions. Our customers canceled, delayed and rebid many projects to reduce their costs in light of market conditions. In certain markets in the United States and Canada we believe activity fell by more than 70%.

     Although market conditions materially and adversely affected our businesses and their results in 1999, we made the strategic decision to add to our core competencies during this downturn and take advantage of desirable acquisitions of new technologies and businesses in our markets. This decision was based on our belief that the downturn would create unique opportunities for us to acquire, on desirable terms, businesses and capabilities that could serve as the platform for growth in the future. We also believed that because of the consolidating nature of our industry, many of these opportunities would not be available again. The principal acquisitions completed by us in late 1998 and 1999 include:

        (1) Our acquisitions of Cardium Tool Services and Petroline Wellsystems Limited in the second and third quarters of 1999. These two acquisitions significantly increased the capabilities of our Completion Systems Division in the areas of flow control, liner hangers and packers and added state of the art sand control technology to our completion product offering. In the fourth quarter of 1998, we also acquired a 51% interest in SubTech International, a company that provides products for intelligent completions and production automation. Subsequent to December 31, 1999, we acquired the remaining 49% of SubTech.

        (2) Our acquisitions of Dailey International Inc. and Williams Tool Co. in the third quarter of 1999 and ECD Northwest Air Drilling, Inc. in the second quarter of 1999. These three acquisitions provided us with a complete integrated package for the provision of underbalanced drilling services. We now have the largest compression fleet in the industry used for underbalanced and air drilling, our own proprietary line of pressure control equipment, state of the art foam and chemical technology used for underbalanced drilling and the largest fleet in the industry of nitrogen membrane units. The Dailey International acquisition also provided us with our own proprietary manufactured line of drilling and fishing jars for use in our fishing and rental operations.

        (3) Our joint venture with GE Capital Corporation in the first quarter of 1999. This joint venture combined our compression business with GE's Global Compression Services business to create the second largest natural gas compression fleet in the industry. This joint venture has allowed us to expand our compression operations into the higher margin, higher horsepower market as well as the growing international markets.

        (4) Our acquisition of various licenses, technologies and businesses in the multilateral and re-entry markets. These transactions have provided us with key technologies and a platform for growth in the growing multilateral and re-entry markets.

     While we believe the steps taken in 1998 and 1999 should benefit our results as our industry improves, the downturn in our industry has materially and adversely impacted our results over the last two years through substantially lower sales and margins. Our results have also been affected by higher average fixed and variable costs associated with the maintenance of our extensive worldwide manufacturing, sales and service infrastructure during a period of low activity.

     During the second half of 1999, the price of oil increased due to members of the Organization of Petroleum Exporting Countries reducing production in compliance with production quotas. These effects have resulted in world oil prices recently trading above the $30 a barrel range for the first time in over a decade. Our Artificial Lift Systems Division was the first to benefit from the price improvements as many production projects were reinstated in light of the higher prices of oil, in particular heavy oil in Canada. Natural gas activity in Canada also increased significantly due to new pipelines and higher demand. Our Drilling and Intervention Services Division was the next to benefit from the improved activity in North America, in particular in its fishing and rental business. The pickup in these groups, however, has been gradual because customers have been more cautious in new spending due in part to the volatility of prices. We have just recently been able to improve pricing in certain markets and expect that prices will continue to improve over the year based on demand and the nature of the projects performed. Our international activity, which generally lags North American activity by around six months, remains depressed but shows initial signs of recovery. This is particularly the case in the North Sea and Latin America, two of our principal markets. As a result, while our revenues are increasing with the improved North American demand, the improvements in overall profitability are expected to be more gradual over the next six to nine months.

     In 2000, we expect that demand for our products and services will steadily improve, with the strongest improvement expected in the second half of 2000. The timing of improvements in our operations will be dependent upon the segment of the industry involved. We expect that our Artificial Lift Systems Division will continue to see improvements in North American revenues and improvements in margins as a result of cost containment, pricing and higher throughput in our plants. This division, however, will be affected by the normal seasonal downturn in Canada in the second quarter. Our Drilling and Intervention Services Division is expected to see quarter on quarter improvements in revenue and profitability throughout the year, with the strongest growth expected to occur in the second half of the year as the international markets strengthen. Our recently created Completion Systems Division, which is highly dependent on international activity, is expected to have a slow first half of the year and begin realizing an operating profit in the second half of the year. Our Compression Services Division, which is less affected by day-to-day market factors, is expected to be flat or marginally up during the first half of the year and to realize most of its growth in the second half of the year as new projects are added.

     The level of market improvements for our businesses in 2000 will be heavily dependent on whether oil and natural gas prices can remain at or about their present levels and the impact that the recent commodity price increases will have on customer spending. Although we believe that the activity levels in our industry have bottomed out and are recovering, the extent of the recovery is difficult to predict in light of the volatile nature of our business. In this regard, the strength of the recovery will be dependent on many external factors such as compliance with OPEC quotas, world economic conditions and weather conditions.

     The following chart sets forth certain historical statistics that are reflective of the market conditions in which we operate:


                                                                    HENRY HUB    NORTH AMERICAN    INTERNATIONAL
                                                     WTI OIL(1)      GAS(2)        RIG COUNT(3)     RIG COUNT(3)
                                                     ----------    -----------   ---------------   --------------
    1999.......................................      $  25.60      $   2.329         1,177              575
    1998.......................................         11.28          1.945           895              671
    1997.......................................         18.32          2.264         1,499              819

(1)  Price per barrel as of December 31 -- Source: Applied Reasoning, Inc.

(2)  Price per MM/BTU as of December 31 -- Source: Oil World

(3)  Average rig count for December -- Source: Baker Hughes Rig Count

RESULTS OF OPERATIONS FOR THE YEARS ENDED 1999, 1998 AND 1997

     The business environment in which we operated during 1999, 1998 and 1997 saw extreme changes. We experienced a strong market in 1997 and into the first part of 1998, with a material slow-down beginning near the middle of 1998. By the end of 1998, our industry was in the midst of one of the worst downturns in its history. This downturn continued throughout most of 1999. Oil prices improved during the second half of 1999, allowing for modest improvements in our North American markets. International activity has only recently begun to improve and is not expected to increase materially until later in 2000. The timing of the international recovery will impact our revenue and earnings growth in 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The following charts contain selected financial data comparing our results from continuing operations for 1999 and 1998:

    Comparative Financial Data


                                                                                           YEAR ENDED
                                                                                  -----------------------------
                                                                                      1999            1998
                                                                                  ------------    -------------
                                                                                   (IN THOUSANDS, EXCEPT PER
                                                                                          SHARE AMOUNTS)
    Revenues ..................................................................   $  1,240,200    $   1,363,849
    Gross Profit ..............................................................        346,307          417,098 (a)
    Gross Profit % ............................................................           27.9%            30.6%
    Selling, General and Administrative Attributable to Segments ..............   $    256,160    $     219,939
    Corporate General and Administrative ......................................         25,947           26,020
    Operating Income ..........................................................         66,818           36,171 (a)
    Income (Loss) from Continuing Operations ..................................         16,206            (883) (a)
    Income from Continuing Operations Excluding Goodwill Amortization,
     Net of Tax ...............................................................         38,159           12,690 (a)
    EBITDA(b)  ................................................................        233,476          175,729 (a)
    Income (Loss) per Diluted Share from Continuing Operations ................           0.16            (0.01)
    Income per Diluted Share from Continuing Operations Excluding
       Goodwill Amortization, Net of Tax ......................................           0.37             0.13

(a) Includes $160.0 million, $104.0 million net of tax, of merger and other charges relating to the merger between EVI, Inc. and Weatherford Enterra, Inc., and a reorganization and rationalization of our business in light of industry conditions. Of these charges, $22.4 million related to the write-off of inventory and have been classified as costs of products.

(b) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as substitutes to calculations under GAAP, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company's calculations.

     Sales by Geographic Region

                                                        YEAR ENDED
                                                       --------------
                                                       1999     1998
                                                       -----    -----
    REGION: (a)
       U. S ........................................      48%      47%
       Canada ......................................      19%      17%
       Europe ......................................      11%      12%
       Latin America ...............................       9%       9%
       Africa ......................................       6%       7%
       Middle East .................................       3%       4%
       Other .......................................       4%       4%
                                                       -----    -----
             Total .................................     100%     100%
                                                       =====    =====

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     Our results from continuing operations for 1999 and 1998 were also affected by the following specific items:

     o Revenues declined $123.6 million, or 9.1%, from 1998 levels. International revenues decreased 15.2% from 1998 to $420.7 million as compared to a decline in the average international rig count of 21.7%. North American revenues declined $48.0 million, or 5.5%, as compared to a decline in the average North American rig count of 20.4%.

     o Revenues were positively impacted by the 1999 acquisitions of Petroline, Dailey International and Williams Tool, which combined contributed $44.5 million in revenues, primarily in the fourth quarter of 1999.

     o Gross profit percentage, before charges of $22.4 million in 1998, decreased from 32.2% in 1998 to 27.9% in 1999 primarily due to lower pricing and the underutilization of many of our manufacturing facilities and our service organization during a period of low activity levels.

     o Results for 1998 include $160.0 million in pretax charges for the merger between EVI and Weatherford Enterra and charges associated with the downturn in our industry.

     o Selling, general and administrative expenses attributable to the segments increased as a percent of revenue due primarily to a lower revenue base and startup costs for new product lines and businesses, costs associated with the integration and introduction of newly acquired businesses and a $10.4 million increase in goodwill and intangible amortization. Selling, general and administrative costs included higher selling, general and administrative costs associated with Dailey International and Williams Tool, which historically had high selling, general and administrative costs as a percentage of revenues. Because these businesses were acquired during the latter half of 1999, we were not able to achieve full cost savings from the integration of these acquisitions in 1999. These acquisitions, however, are now substantially integrated and we are realizing the benefits.

     o Goodwill amortization for 1999 was $24.0 million compared to $15.1 million for 1998. Goodwill amortization is expected to be around $8.1 million a quarter in 2000.

     o Our corporate expenses as a percentage of revenues for 1999 were 2.1% as compared to 1.9% for 1998 due primarily to a lower revenue base.

     o Operating income decreased from $196.2 million in 1998, before charges of $160.0 million, to $66.8 million in 1999. This decrease resulted from pricing pressures and manufacturing and operational inefficiencies associated with the decline in activity. Although we have sought over the past year to reduce our costs through reductions in headcount and locations in light of the industry downturn, we elected to maintain our market position and international infrastructure during the downturn in order to capitalize on the market recovery when it occurs.

     o Our effective tax rate on income from continuing operations for 1999 was approximately 29.9% as compared to 87.1% for 1998. The 1998 rate is due in part to the mix of foreign and U.S. tax attributes and the impact of one time charges.

1998 Special Charges

     In 1998, we incurred $160.0 million in merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of its businesses in light of industry conditions. Of these charges, $113.0 million was incurred in the second quarter at the time of the merger and with the initial downturn in the industry. A $47.0 million charge was incurred in the fourth quarter in response to the previously unanticipated extent of the decline in the industry which resulted in a need to make additional reductions in operations and align the cost structure with the then current demand. The net after tax effect of these charges was $104.0 million. The following chart summarizes the special charges made in 1998:


                                       DRILLING
                                         AND                    ARTIFICIAL
                                     INTERVENTION  COMPLETION     LIFT      COMPRESSION
                                       SERVICES     SYSTEMS      SYSTEMS      SERVICES    CORPORATE      TOTAL
                                      ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Merger Transaction Costs ..........   $       --   $       --   $       --   $       --   $   62,462   $   62,462
Severance and Related Costs .......        1,711          250        5,050           --          600        7,611
Facility Closures .................        7,249        1,720       13,817           --           --       22,786
Corporate Related Expenses ........           --           --           --           --        8,297        8,297
Inventory Write-Off ...............        3,230        1,600       17,573           --           --       22,403
Write-Down of Assets ..............       28,595          600        4,360        1,500        1,436       36,491
                                      ----------   ----------   ----------   ----------   ----------   ----------
     Total ........................   $   40,785   $    4,170   $   40,800   $    1,500   $   72,795   $  160,050
                                      ==========   ==========   ==========   ==========   ==========   ==========

     Approximately $136.5 million of these charges had been realized as of December 31, 1998, with the remainder of the charges fully realized by the end of the second quarter of 1999 in connection with planned activities. During 1999, no adjustments or reversals to the remaining accrued special charges were necessary. The following chart summarizes the utilization of 1998 special charges:


                                                                     BALANCE      UTILIZED IN THE       BALANCE
                                             1998        UTILIZED     AS OF       SIX MONTHS ENDED       AS OF
                                            SPECIAL         IN      DECEMBER 31,       JUNE 30,         JUNE 30,
                                            CHARGES        1998        1998              1999             1999
                                           ----------   ----------   ----------    ---------------      --------
                                                                   (IN THOUSANDS)
Merger Transaction Costs(1) ............   $   62,462   $   62,462   $       --      $       --         $     --
Severance and Related Costs(2) .........        7,611           --        7,611           7,611               --
Facility Closures(3) ...................       22,786        9,957       12,829          12,829               --
Corporate Related Expenses(4) ..........        8,297        5,177        3,120           3,120               --
Inventory Write-Off(5) .................       22,403       22,403           --              --               --
Write-Down of Assets(6) ................       36,491       36,491           --              --               --
                                           ----------   ----------   ----------      ----------         --------
     Total .............................   $  160,050   $  136,490   $   23,560      $   23,560         $     --
                                           ==========   ==========   ==========      ==========         ========


(1) The merger transaction costs were incurred in the second quarter of 1998 and included $32.6 million in severance and termination costs related to approximately 300 employees and former officers and directors, and other employee benefits related to stock grants, in accordance with Weatherford Enterra's employment agreements and stock option plans, and $29.9 million in professional and financial advisory fees, filing and registration fees and printing and mailing costs.

(2) The severance and related costs included in the 1998 fourth quarter charges were $7.6 million for approximately 940 employees specifically identified, with terminations completed in the first half of 1999, in accordance with our announced plan to terminate employees.

(3) The facility and plant closures costs were $10.0 million in the second quarter of 1998, all of which were incurred by December 31, 1998. These costs related primarily to the elimination of duplicated manufacturing, distribution and service locations following the merger in May 1998. The facility and plant closures of $12.8 million were accrued in the fourth quarter of 1998 for the consolidation and closure of approximately 100 service, manufacturing and administrative facilities in response to declining market conditions in the fourth quarter. Such facilities were closed by June 30, 1999.

(4) The corporate related expenses of $5.2 million recorded in the second quarter of 1998 and $3.1 million recorded in the fourth quarter of 1998 were primarily for the consolidation of corporate offices, related lease obligations and the consolidation of technology centers due to the merger and to align our corporate cost structure in light of the industry conditions.

(5) The write-off of inventory was $9.9 million in the second quarter of 1998 and $12.5 million in the fourth quarter of 1998, which were reported as cost of products. These charges relate to the write-off of inventory as a result of the combination of EVI's and Weatherford Enterra's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the merger and as a result of the decline in market conditions.

(6) The write-down of assets was $24.7 million in the second quarter of 1998 and $11.8 million in the fourth quarter of 1998. These charges primarily relate to the write-down of equipment and other assets as a result of the combination of EVI's and Weatherford Enterra's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the merger, and the specific identification of assets which are held for sale as a result of the decline in market conditions.

   Segment Results

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division began 1998 with strong revenue and income growth. By the second half of 1998, this division began to experience reductions in revenue, operating income and margins as the rig count declined and demand for its products and services dropped. Demand in North America continued to decline during most of 1999. Although the North American rig count improved during the second half of 1999, a large part of the improvement was in the lower margin markets. Demand in international markets declined significantly during 1999 from 1998 levels, resulting in reduced volumes and pricing pressures. Although we implemented cost reductions in this division in 1999, the declines in revenues occurred faster than cost reductions. The on-going cost of maintaining this division's international infrastructure, which is necessary for its long-term success, and the cost of the integration and assimilation of acquisitions completed in 1999 and introduction of new businesses and products during the downturn, further eroded this division's profitability in 1999.

     We believe our Drilling and Intervention Services Division is well positioned for growth in 2000 as the industry recovers. Results in this division are expected to improve during 2000, with the strongest improvement occurring in the second half of 2000 when we expect an upturn in international activity levels. We also expect improvements in pricing to occur throughout the year and volume increases to occur as demand improves.

     The following chart sets forth additional data regarding the results of our Drilling and Intervention Services Division for 1999 and 1998:


                                                                YEAR ENDED
                                                         ------------------------
                                                            1999          1998
                                                         ----------    ----------
                                                              (IN THOUSANDS)
    Revenues .........................................   $  599,618    $  739,079
    Gross Profit .....................................      171,618       247,963 (a)
    Gross Profit % ...................................         28.6%         33.6%
    Selling, General and Administrative ..............   $   97,581    $   72,158
    Operating Income .................................       76,281       140,929 (a)
    EBITDA ...........................................      173,432       228,311 (a)

(a) Includes merger and other charges of $40.8 million, which consists of $7.3 million for facility closures, $28.6 million for the write-down of equipment, $1.7 million for severance and $3.2 million for the write-off of inventory. The write-off of inventory has been classified as cost of products.

     The following material items affected the results of our Drilling and Intervention Services Division:

     o Excluding the impact of 1999 acquisitions, revenues declined 23.5% from 1998. Revenues in North America decreased 18.2% while the average North American rig count decreased 20.4% year over year. International revenues decreased 19.5%, while the average international rig count decreased 21.7%. The largest decreases in international revenues occurred in Europe, Africa and Asia Pacific.

     o   Businesses acquired during 1999 contributed $34.2 million in revenues.

     o Gross profit percentage declined due primarily to pricing pressures, especially in the higher margin international markets.

     o Selling, general and administrative expenses increased as a percentage of revenues from 9.8% in 1998 to 16.3% in 1999. The increase primarily reflects a lower revenue base, initial costs relating to new product lines and businesses, costs associated with the integration and introduction of newly acquired businesses and a $5.3 million increase in goodwill and intangible amortization. Selling, general and administrative costs included higher costs associated with Dailey International and Williams Tool, which had historically high selling, general and administrative costs as a percentage of revenues. Because these businesses were acquired during the latter half of 1999, we were not able to achieve full cost savings from their integration in 1999. These acquisitions, however, are now substantially integrated and we are realizing the benefits.

     o Operating income, excluding $40.8 million in charges, declined from $181.7 million in 1998 to $76.3 million in 1999. This decline resulted from reduced sales volume, pricing pressures, higher selling, general and administrative costs associated with acquisitions pending their integration, and the maintenance of our worldwide infrastructure during a period of low activity.

COMPLETION SYSTEMS

     Our Completion Systems Division has undergone substantial changes over the past two years. In early 1998, this division's business was primarily concentrated in the sale of liner hangers in the North Sea and the manufacture and sale of lower margin packers and sand screens. These businesses, in particular liner hangers sold in the North Sea market, benefited from strong activity in early 1998 and were severely impacted by the downturn in market conditions which occurred in late 1998 and 1999. We significantly changed the direction of this division in 1999 through our acquisitions of Petroline and Cardium. These acquisitions, together with a major expansion of our Nodeco liner hanger product line into the United States in 1999, have expanded our businesses into the higher margin premium completion markets worldwide and have added sand control and flow control to our completion product and service offerings.

     Three significant factors affected the results of this division in 1999:
(1) reduced prices and margins due to declines in demand, (2) manufacturing and service underabsorption and (3) higher costs associated with the addition of sales and manufacturing capabilities to several new product lines. In 2000, this division is expected to continue to incur startup costs associated with the expansion of its organization and business and be affected by low international activity in the first half of the year. As a result, we currently expect that this division will incur operating losses during the first half of the year and begin to experience operating profits in the latter half of the year.

     The following chart sets forth additional data regarding the results of our Completion Systems Division for 1999 and 1998:

                                                     YEAR ENDED
                                               ------------------------
                                                  1999          1998
                                               ----------    ----------
                                                    (IN THOUSANDS)
    Revenues ...............................   $  121,136     $  118,093
    Gross Profit ...........................       19,857         27,507 (a)
    Gross Profit % .........................         16.4%          23.3%
    Selling, General and Administrative ....   $   41,402     $   28,749
    Operating Loss .........................      (21,545)        (3,812)(a)
    EBITDA .................................       (7,428)         4,301 (a)

(a) Includes merger and other charges of $4.2 million, which consists of $1.7 million for facility closures, $0.6 million for the write-down of equipment, $0.3 million for severance and $1.6 million for the write-off of inventory. The write-off of inventory has been classified as cost of products.

     Material items affecting the results of our Completion Systems Division for 1999 compared to 1998 were:

o Businesses acquired during 1999 contributed $19.9 million in revenues. Excluding the impact of these acquisitions, revenues declined 14.3% from 1998 as a result of depressed market conditions during the year.

     o Gross profit percentage declined due to pricing pressures and an underutilization of manufacturing facilities experienced as a result of the depressed industry conditions. In addition, research and development costs increased $4.3 million over the prior year as we continue to focus on improving the technology of our products and services.

     o Selling, general and administrative expenses increased 44.0% from 1998 due to costs associated with the acquisition of businesses, the addition of sales staff for the new product lines and goodwill amortization of $2.9 million associated with 1999 acquisitions.

     o The operating loss at this division increased from 1998 as a result of reduced revenues before acquisitions, operating inefficiencies caused by poor market conditions, and the higher selling, general and administrative costs described above.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division was significantly affected by the downturn in industry conditions experienced throughout 1998 and most of 1999. The decline in oil prices resulted in a decrease in demand for this division's products as its customers reduced and deferred purchases of products used to produce oil, in particular heavy oil. The decline was most pronounced in Canada and the U.S., which on a combined basis represented over 80% of this division's revenues. In the second half of 1999 we began to see industry conditions improve due to higher oil prices and an improved North American rig count, particularly in Canada. The division is expected to return to greater profitability in 2000, absent another material decline in oil prices. The level of improvement will be dependent upon the strength of the recovery.

     The following chart sets forth additional data regarding the results of our Artificial Lift Systems Division for 1999 and 1998:



                                                           YEAR ENDED
                                                    ------------------------
                                                       1999          1998
                                                    ----------    ----------
                                                        (IN THOUSANDS)
    Revenues ....................................   $  293,529    $  329,196
    Gross Profit ................................      102,515       101,972 (a)
    Gross Profit % ..............................         34.9%         31.0%
    Selling, General and Administrative .........   $   86,434    $   97,968
    Operating Income (Loss) .....................       16,455       (19,223)(a)
    EBITDA ......................................       36,519           (40)(a)

(a) Includes merger and other charges of $40.8 million, which consists of $13.8 million for facility closures, $17.6 million for the write-off of inventory, $5.0 million for severance and $4.4 million related to the write-down of equipment. The write-off of inventory has been classified as cost of products.

     Material items affecting the results of our Artificial Lift Systems Division were as follows:

     o Revenues declined 10.8% from 1998 to 1999 resulting from a 14.6% decrease in U.S. revenues and a 33.5% decline in Latin American revenues. This deterioration was primarily driven by the declines in the U.S. and international rig counts. Revenues in Canada were comparable year over year due to improvements in the Canadian heavy oil markets during the second half of 1999.

     o Gross profit, excluding merger and other charges, decreased slightly from 36.3% in 1998 to 34.9% in 1999 due to pricing pressures and underutilization of manufacturing facilities associated with depressed market conditions during the first half of the year.

     o Selling, general and administrative expenses as a percentage of revenues decreased slightly from 29.8% in 1998 to 29.4% in 1999 due to the successful efforts to reduce costs in light of the depressed market conditions.

     o Operating income, excluding merger and other charges, decreased 23.6% from $21.6 million in 1998 to $16.5 million in 1999. The decrease was primarily attributable to reduction in revenues and depressed margins.

     COMPRESSION SERVICES

     Our Compression Services Division was the least affected by the declines in market conditions during 1998 and 1999 because its business is based on levels of natural gas development and production, which has been more stable than oil production. Revenues, margins and operating income improved from the prior year primarily due to a better revenue mix and the impact of the joint venture entered into with GE Capital in February 1999. This division, however, was affected during the year with respect to pricing on the lower margin, lower horsepower compressors. The division was also affected by costs associated with the integration of the Weatherford and Global compression businesses.

     The following chart sets forth additional data regarding the results of our Compression Services Division for 1999 and 1998:


                                                           YEAR ENDED
                                                       --------------------
                                                          1999        1998
                                                       --------    --------
                                                         (IN THOUSANDS)
    Revenues........................................... $225,917    $177,481
    Gross Profit.......................................   52,317      39,656
    Gross Profit %.....................................     23.2%       22.3%
    Selling, General and Administrative................ $ 30,743    $ 21,064
    Operating Income...................................   21,574      17,092(a)
    EBITDA.............................................   54,699      40,171(a)

(a) Includes merger and other charges of $1.5 million which relates primarily to the write-down of assets.

     Material items affecting the results of our Compression Services Division for 1999 compared to 1998 were as follows:

     o Revenues in 1999 were up 27.3% from 1998 levels due to the February 1999 joint venture with GE Capital and a large compression contract with YPF in Argentina.

     o Gross profit as a percentage of revenues increased from 22.3% in 1998 to 23.2% in 1999. This increase reflected a more favorable product mix following the creation of the joint venture.

     o Selling, general and administrative costs as a percentage of revenues increased to 13.6% in 1999 from 11.9% in 1998 primarily as a result of costs associated with the integration of the businesses acquired in the joint venture and the costs associated with our international expansion.

     o Operating income as a percentage of revenues remained flat year over year as improvements in operating margins were offset by higher administrative costs associated with the integration of the GE Capital businesses.

     We currently expect that this division's results should improve in 2000 as cost reduction measures are implemented and new projects are added.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The following charts contain selected financial data comparing our results from continuing operations for 1998 and 1997:

    Comparative Financial Data


                                                                                       YEAR ENDED
                                                                             -------------------------------
                                                                                 1998              1997
                                                                             ------------       ------------
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE AMOUNTS)
    Revenues .............................................................   $  1,363,849       $  1,357,374
    Gross Profit .........................................................        417,098 (a)        419,781
    Gross Profit % .......................................................           30.6%              30.9%
    Selling, General and Administrative Attributable to Segments .........   $    219,939       $    169,385
    Corporate General and Administrative .................................         26,020             36,896
    Operating Income .....................................................         36,171 (a)        216,082
    Interest Income ......................................................          3,093              8,329
    Interest Expense .....................................................         42,489             30,638
    Income (Loss) from Continuing Operations .............................           (883)(a)        129,745
    Income from Continuing Operations Excluding Goodwill Amortization,
      Net of Tax .........................................................         12,690 (a)        137,564
    EBITDA (b) ...........................................................        175,729 (a)        335,403
    Income (Loss) per Diluted Share from Continuing Operations ...........          (0.01)              1.33
    Income per Diluted Share from Continuing Operations Excluding
      Goodwill Amortization, Net of Tax ..................................           0.13               1.41

(a) Includes $160.0 million, $104.0 million net of tax, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions. Of these charges, $22.4 million related to the write-off of inventory and have been classified as costs of products.

(b) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as substitutes to calculations under GAAP, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company's calculations.

     Sales by Geographic Region

                                                               YEAR ENDED
                                                          -------------------
                                                          1998           1997
                                                          ----           ----
REGION: (a)
   U.S ..............................................       47%           53%
   Canada ...........................................       17%           16%
   Europe ...........................................       12%           11%
   Latin America ....................................        9%            7%
   Africa ...........................................        7%            5%
   Middle East ......................................        4%            3%
   Other ............................................        4%            5%
                                                           ---           ---
         Total ......................................      100%          100%
                                                           ===           ===

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     Our results for 1997 reflect strong demand for our products and services with increases in prices in most of our markets as demand exceeded supply. Most of our businesses operated at or near full capacity during this period. Results during the first half of 1998 continued to benefit from favorable market conditions. However, in the second half of 1998 we saw a significant deterioration in market conditions which materially impacted our revenue and operating income. Our results from continuing operations for 1998 and 1997 were also affected by the following specific items:

     o Results for 1998 include $160.0 million in pretax charges for the merger between EVI and Weatherford Enterra and charges associated with the downturn in our industry.

     o Revenues for the second six months of 1998 declined 13.0% compared to the same period in 1997 and 15.6% compared to the first half of 1998.

     o The decrease in the 1998 operating income to $196.2 million, before charges of $160.0 million, as compared to 1997 operating income of $216.1 million, was primarily due to the depressed market conditions in the second half of 1998.

     o Businesses acquired in 1997 and 1998 contributed $264.6 million in revenues and $9.0 million in operating income in 1998. Revenues and operating income in 1997 from the businesses acquired in 1997 were $69.7 million and $7.3 million, respectively.

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

     o Our corporate expenses as a percentage of revenues for 1998 were 1.9% as compared to 2.7% for 1997. The percentage decrease from 1997 was primarily attributable to the consolidation savings due to the merger of EVI and Weatherford Enterra.

     o Our effective tax rate on income from continuing operations for 1998 was 87.1% as compared to 34.5% for 1997. The 1998 rate is due in part to the mix of foreign and U.S. tax attributes and the impact of one time charges.

   Segment Results

     DRILLING AND INTERVENTION SERVICES

     The following chart sets forth certain data regarding the results of our Drilling and Intervention Services Division for 1998 and 1997:


                                                            YEAR ENDED
                                                    --------------------------
                                                       1998            1997
                                                    ----------      ----------
                                                          (IN THOUSANDS)
    Revenues ....................................   $ 739,079       $  846,282
    Gross Profit ................................     247,963 (a)      289,466
    Gross Profit % ..............................        33.6%            34.2%
    Selling, General and Administrative .........   $  72,158       $   84,957
    Operating Income ............................     140,929 (a)      207,091
    EBITDA ......................................     228,311 (a)      288,134

(a) Includes merger and other charges of $40.8 million, which consists of $7.3 million for facility closures, $28.6 million for the write-down of equipment, $1.7 million for severance and $3.2 million for the write-off of inventory. The write-off of inventory has been classified as cost of products.

     Material items affecting the results of our Drilling and Intervention Services Division for 1998 compared to 1997 were as follows:

     o North American revenues for 1998 declined by 28.7% as compared to 1997 due to an average rig count reduction of 16.7%.

     o International revenues increased by 10.7% from 1997 to $380.5 million in 1998. The most significant revenue increases occurred in the African and Middle Eastern markets.

     o Businesses sold by us in 1997 contributed $76.9 million in revenues in 1997.

     o Gross profit, before charges of $3.2 million, declined only slightly from 1997 levels as the decrease in North American revenues was offset by increased revenues in the higher margin international markets.

     o Selling, general and administrative expenses as a percentage of revenues remained flat at approximately 10% year over year.

     o Operating income, before charges of $40.8 million, declined in 1998 to $181.7 million from $207.1 million in 1997 primarily due to the reduction in revenues. Operating income, before charges, as a percentage of revenues for 1998 remained comparable to 1997 at approximately 25%.

     COMPLETION SYSTEMS

     The following chart sets forth certain data regarding the results of our Completion Systems Division for 1998 and 1997:


                                                             YEAR ENDED
                                                    ---------------------------
                                                       1998             1997
                                                    ----------       ----------
                                                          (IN THOUSANDS)
    Revenues ....................................   $  118,093       $   82,719
    Gross Profit ................................       27,507 (a)       25,404
    Gross Profit % ..............................         23.3%            30.7%
    Selling, General and Administrative .........   $   28,749       $   17,083
    Operating Income (Loss) .....................       (3,812)(a)        8,321
    EBITDA ......................................        4,301 (a)       13,416

(a) Includes merger and other charges of $4.2 million, which consists of $1.7 million for facility closures, $0.6 million for the write-down of equipment, $0.3 million for severance and $1.6 million for the write-off of inventory. The write-off of inventory has been classified as cost of products.

     Material items affecting the results of our Completion Systems Division for 1998 compared to 1997 were as follows:

     o Businesses acquired in 1998 contributed $16.1 million to 1998 revenues. Additionally, 1998 revenues benefited from a full year of revenues associated with businesses acquired during the second half of 1997. These businesses contributed an additional $17.0 million in revenues in 1998.

     o Gross profit was negatively impacted in 1998 by the deterioration in market conditions which resulted in pricing pressures. This impact was primarily felt in North America.

     o Selling, general and administrative costs as a percentage of revenues increased from 20.7% in 1997 to 24.3% in 1998 due to a $1.6 million increase in goodwill amortization and additional costs associated with 1997 and 1998 acquisitions.

     o Operating income, before merger and other charges, declined from $8.3 million in 1997 to $0.4 million in 1998. 1998 was negatively impacted by the decline in market conditions during the second half of the year as well as higher selling, general and administrative costs associated with acquisitions.

     ARTIFICIAL LIFT SYSTEMS

     The following chart sets forth certain data regarding the results of our Artificial Lift Systems Division for 1998 and 1997 as follows:


                                                            YEAR ENDED
                                                    ---------------------------
                                                       1998             1997
                                                    ----------       ----------
                                                          (IN THOUSANDS)
    Revenues ....................................   $  329,196       $  249,476
    Gross Profit ................................      101,972 (a)       69,806
    Gross Profit % ..............................         31.0%            28.0%
    Selling, General and Administrative .........   $   97,968       $   47,014
    Operating Income (Loss) .....................      (19,223)(a)       22,792
    EBITDA ......................................          (40)(a)       31,736

(a) Includes merger and other charges of $40.8 million, which consists of $13.8 million for facility closures, $17.6 million for the write-off of inventory, $5.0 million for severance and $4.4 million related to the write-down of equipment. The write-off of inventory has been classified as cost of products.

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

     o Selling, general and administrative expenses as a percentage of revenues increased significantly from 18.8% in 1997 to 29.8% in 1998 due to higher amortization of goodwill and other intangibles relating to the 1997 and 1998 acquisitions for this division, higher selling costs associated with the December 1997 acquisitions of distribution entities and system costs primarily related to Year 2000 compliance costs.

     o Operating income, before charges of $40.8 million, was down from $22.8 million in 1997 to $21.6 million in 1998 due to increased selling, general and administrative expenses and reduced revenues associated with industry conditions.

     COMPRESSION SERVICES

     The following chart sets forth certain data regarding the results of our Compression Services Division for 1998 and 1997 as follows:


                                                             YEAR ENDED
                                                    --------------------------
                                                       1998            1997
                                                    ----------      ----------
                                                          (IN THOUSANDS)
    Revenues ....................................   $  177,481      $  178,897
    Gross Profit ................................       39,656          35,105
    Gross Profit % ..............................         22.3%           19.6%
    Selling, General and Administrative .........   $   21,064      $   20,331
    Operating Income ............................       17,092 (a)      14,774
    EBITDA ......................................       40,171 (a)      36,440

(a) Includes merger and other charges of $1.5 million which relates primarily to the write-down of assets.

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

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco Drilling Products Division. Results from discontinued operations were as follows:

     o We had a loss from discontinued operations, net of taxes, for the year ended December 31, 1999 of $37.1 million. Included in this loss are $3.6 million, net of taxes, of estimated transaction costs which were accrued in the third quarter of 1999. Additionally, the loss includes a one-time charge of $6.1 million, net of taxes, directly related to a pending termination of Grant Prideco's existing manufacturing arrangement in India.

     o We had income from discontinued operations, net of taxes, of $65.7 million and $67.0 million for the years ended December 31, 1998 and 1997. The results for 1998 include merger and other charges of $35.0 million, comprised of $5.1 million for facility closures and exit costs, $0.2 million of severance and related costs, $28.5 million for the write-off of inventory and $1.2 million for the write-down of equipment.

     The decline in Grant Prideco's net income from 1998 to 1999 was primarily attributable to the severe downturn in the businesses of Grant Prideco in the latter half of 1998 and during 1999 due to the decline in drilling activity and low oil prices. Material items affecting Grant Prideco's results for 1999 compared to 1998 included:

     o   Decreased revenues due to a more than 60% drop in drill stem sales.

     o Lower premium tubular and connection sales due to reduced offshore activity, lower distributor purchases and a decline in tubular processing activity.

     o A $9.5 million pretax writedown associated with the decision by Grant Prideco to terminate a manufacturing arrangement with Oil Country Tubular Limited ("OCTL") in India. The decision to terminate this manufacturing arrangement was due to a combination of factors, including the downturn in the market and political instability in India. Grant Prideco continues to have approximately $17.3 million in outstanding receivables and advances owed to it by OCTL, and it is in the process of seeking to collect on those amounts in cash, conversion into equity of OCTL and product deliveries.

     o Grant Prideco experienced high manufacturing and unabsorbed costs due to the fixed costs associated with its manufacturing operations and plant underutilization.

     o Grant Prideco's gross profit, gross profit percentages and operating income all declined in 1999 compared to 1998 due to lower sales volume, pricing pressure and high fixed costs.

     o In December 1998, Grant Prideco acquired from Tubos de Acero de Mexico, S.A. (TAMSA) 93% of the outstanding shares of T.F. de Mexico, which owned the manufacturing facility in Veracruz, Mexico that Grant
         Prideco was operating under a capital lease arrangement. As part of the consideration Grant Prideco paid in the acquisition, Grant Prideco sold the international rights, excluding Canada, to Grant Prideco's Atlas Bradford tubular connection line for carbon grade tubular to TAMSA through a license arrangement. This license resulted in the sale of all of Grant Prideco's rights, effective upon the closing of this transaction. Grant Prideco retained no obligations with respect to the development, maintenance or improvement of the Atlas Bradford connection line for the international market, and TAMSA has no obligation to give Grant Prideco any additional consideration for this license. Any further support by Grant Prideco is provided on a fee basis. The rights Grant Prideco sold through this license arrangement had a fair value of $9.0 million. As a result, in December 1998 Grant Prideco recorded $9.0 million in revenues to recognize the sale of Grant Prideco's international rights to the Atlas Bradford connection line.

     o Grant Prideco's corporate general and administrative expenses in 1999 increased approximately 5% compared to 1998 due to increased management fees from us and higher corporate and overhead costs relating to the addition of staff in anticipation of the spin-off.

     Grant Prideco's results for 1998 compared to 1997 reflected improved market conditions during the first half of 1998. During the first half of 1998, operations benefited from strong demand and pricing as well as a large backlog going into the second half of 1998. As the year progressed, demand declined and prices began to soften. This decline in demand and prices, however, did not materially affect results due to the backlog that existed during the year. Results for 1998 also included a $35.0 million charge associated with market changes that occurred during 1998. Excluding these charges, results for 1998 as compared to 1997 were significantly higher due to the higher margins and prices received on sales. The higher margins and prices reflected improved demand during the first half of 1998 and that Grant Prideco's facilities were operating at near capacity.

EXTRAORDINARY CHARGE

     In 1997, we recorded an extraordinary charge of $9.0 million, net of taxes, related to our acquisition of approximately $120.0 million principal amount of our 10 1/4% Senior Notes due 2004 and 10 1/4% Senior Notes due 2004, Series B.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are existing cash, cash generated from operations and borrowings under bank lines of credit. We believe that the current reserves of cash, access to our existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of our current and future operations. We are continually reviewing acquisitions in our markets. Depending upon the size, nature and timing of an acquisition, we may need additional capital in the form of either debt, equity or a combination of both.

     The following chart contains information regarding our continuing businesses' capital resources, borrowings and exposures as of December 31, 1999 and 1998:

                                                                 DECEMBER 31,
                                                            ------------------------
                                                               1999          1998
                                                            ----------    ----------
                                                                 (IN THOUSANDS)
    Cash and Cash Equivalents ...........................   $   44,361    $   34,131
    Short-Term Borrowings and Current Portion
      of Long-Term Debt .................................      322,767       152,194
    Letters of Credit Outstanding .......................       27,791        23,222
    Cumulative Foreign Currency Translation
      Adjustment ........................................      (89,797)      (76,389)
    Net International Assets Hedged
      (U.S. Dollar Equivalent) ..........................       14,745        33,365

     The increase in our cash and cash equivalents since December 31, 1998, was primarily attributable to the following:

     o   Net cash inflow of $23.3 million from continuing operating activities.

     o Net cash inflow of $39.8 million from discontinued operating activities.

     o Borrowings, net of repayments, on term debt and other short-term facilities for continuing operations of $163.3 million. Repayments on term debt of $57.1 million for discontinued operations.

     o Proceeds from the sale of property, plant and equipment of $32.5 million.

     o Proceeds from the sale of our compression manufacturing business of $14.6 million.

     o Proceeds from the sale and leaseback of compression units by our compression joint venture of $139.8 million. Of these proceeds, $65.4 million were subsequently paid to GE Capital under the terms of the joint venture agreement.

     o Capital expenditures for property, plant and equipment for continuing operations of $174.3 million, which includes $94.8 million for our Compression Services Division funded primarily through sale and leaseback arrangements.

     o Acquisition of new businesses for approximately $68.9 million in cash, net of cash acquired.

     o Acquisitions and capital expenditures for discontinued operations of $34.1 million.

     The functional currency for most of our international operations is the applicable local currency. Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. Approximately 35% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $13.4 million adjustment to our equity account for the year ended December 31, 1999 to reflect the net impact of the decline in various foreign currencies against the U.S. dollar.

     A discussion of our market risk exposures in financial instruments and additional currency exposures appears below under the heading "Quantitative and Qualitative Market Risk Disclosure."

   Banking Facilities

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. Borrowings under this facility bear interest at a variable rate based on the U.S. prime rate or LIBOR. Our weighted average cost of borrowings under this facility for 1999 was 5.77%. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions. At December 31, 1999, we had $67.7 million available for borrowing under this credit facility.

     We also engage in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At December 31, 1999, we had $132.1 million in unsecured short-term borrowings outstanding under these arrangements having an average interest rate of 5.32% per annum.

   Convertible Subordinated Debentures

     In November 1997, we completed a private placement of $402.5 million principal amount of our 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. The net proceeds from the Debentures were $390.9 million. The Debentures bear interest at an annual rate of 5% and are convertible into our common stock at a price of $80 per share. We have the right to redeem the Debentures at any time on or after November 4, 2000, at redemption prices provided for in the indenture agreement, and the Debentures are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness. We also have the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at any time when we are not in default in the payment of interest.

     Under the terms of the Debentures, the conversion rate for the Debentures will be adjusted following our spin off of Grant Prideco. The following sets forth the formula for the adjustment to the conversion rights of the Debentures for the proposed spin-off.

    New Conversion Price         =      (Original Conversion Price)      (A - B)
                                                                         -------
                                                                           (A)

    Original Conversion Price    =      $80 per share

A     =    The market price per share of our common stock on the distribution date of the Grant Prideco common stock, which we expect will be on or about April 14, 2000 (the "Distribution Date"). The market price of our common stock for purposes of the adjustment is defined in Section 6.3(g) of the First Supplemental Indenture and is equal to the daily average of the last recorded sale price (regular way) per share of our common stock as reported on the New York Stock Exchange Composite Tape for each of the ten trading days ending on and including the Distribution Date.

B     =    Fair market value per share of the Grant Prideco common stock to be distributed as determined in good faith by our Board of Directors. The Board of Directors has determined that the fair market value of each share of Grant Prideco common stock at the time of the distribution will equal the daily average of the last recorded sale price (when-distributed) per share of the Grant Prideco common stock as reported on the New York Stock Exchange Composite Tape for the ten trading days ending on and including the Distribution Date. If, however, there are less than ten trading days for the Grant Prideco common stock ending on and including the Distribution Date, then the daily average shall be based on the actual number of trading days of Grant Prideco common stock ending on and including the Distribution Date.

   7 1/4% Senior Notes Due 2006

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15.

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

     As of December 31, 1998, our Compression Services Division had sold compressors under these arrangements having appraised values of $119.6 million and had received cash in the amount of $100.0 million and a receivable of $19.6 million. During the year ended December 31, 1999, our Compression Services Division received $19.6 million of cash related to 1998 sales and $120.2 million as a result of transactions completed during 1999.

     Of the proceeds received by our Compression Services Division from the sale and leaseback of the compressor units, $100.0 million was distributed to us in 1998 by the division and $65.4 million was distributed to GE Capital in 1999 as part of the joint venture. The remaining proceeds of these sales were utilized by the joint venture for internal corporate purposes and growth. We have guaranteed certain of the obligations of the joint venture with respect to the sale of $200.0 million of the compression units. The remaining sales by the joint venture were done on a non-recourse basis to us and are limited solely to the assets of the joint venture.

     Our Compression Services Division continues to review potential projects for expansion of its operations both domestically and internationally. Depending on the size of these projects, we expect that the financing of the projects will be funded with the joint venture's cash flow from operations, proceeds from its sale and leaseback arrangements or project or similar type financing.

   Grant Prideco Note

     In connection with the spin-off, Grant Prideco will issue an unsecured subordinated note to us in the amount of $100.0 million. The $100.0 million obligation to us will bear interest at an annual rate equal to 10.0%. Interest payments will be due quarterly, and principal and all unpaid interest will be due no later than March 31, 2002. Under the terms of the note, Grant Prideco is required to repay this note with the proceeds of any debt or equity financing, excluding financing under a credit facility or any equity issued in connection with a business combination. The indebtedness of Grant Prideco to us will be subordinated to the working capital obligations of Grant Prideco to its banks. Grant Prideco currently intends to repay the obligations within 12 months from the completion of the spin-off, pursuant to an anticipated public debt financing. The timing of Grant Prideco's repayment of this indebtedness, however, will be dependent upon market conditions.

   Capital Expenditures

     Our capital expenditures for property, plant and equipment for our continuing operations for 1999 were $174.3 million and primarily related to compression and other rental equipment, fishing tools and tubular service equipment. Included within our 1999 capital expenditures was $94.8 million for our Compression Services Division which primarily related to U.S. assets and our long-term contract with YPF. A portion of the 1999 capital expenditures related to projects initiated at the end of 1998. Capital expenditures in 2000 are expected to be approximately $110.0 million, excluding capital expenditures for our compression operations. Capital expenditures for our compression operations will be based on contract needs and the timing of new projects entered into by our compression joint venture and may involve the use of sale and leaseback arrangements.

     Our compression operations are, by their nature, capital intensive and in the event of growth require substantial investments in compressor units. We expect that future capital investments by our Compression Services Division will be financed by our compression joint venture through debt, sale and leaseback arrangements and other similar financing structures that are repaid from the cash flows generated from the compressor units over the projected term of rental of the equipment.

   Acquisitions and Joint Venture

     We have grown substantially over the years through selective acquisitions and combinations. The following table summarizes our 1999 and 1998 acquisitions by operating segment:


                                                       1999                                   1998
                                      -------------------------------------    --------------------------------------
                                                    CASH PAID,                             CASH PAID,
                                                     NET OF          TOTAL                   NET OF        TOTAL
          SEGMENT                      STOCK ($)  CASH ACQUIRED  CONSIDERATION  STOCK ($) CASH ACQUIRED CONSIDERATION
          -------                     ----------  -------------  ------------- ---------- ------------- -------------
                                                                  (IN THOUSANDS)
Drilling and Intervention
  Services ........................   $  228,302   $   26,688    $  254,990    $       --   $   74,266   $   74,266
Completion Systems ................      129,629       43,765       173,394            --       27,269       27,269
Artificial Lift Systems(a) ........           --       (1,599)       (1,599)       30,753       47,495       78,248
                                      ----------   ----------    ----------    ----------   ----------   ----------
        Total .....................   $  357,931   $   68,854    $  426,785    $   30,753   $  149,030   $  179,783
                                      ==========   ==========    ==========    ==========   ==========   ==========

(a) 1999 cash paid, net of cash acquired, includes a net effect of cash retained by us in the Christiana Companies, Inc. acquisition.

     In February 1999, we completed a joint venture with GE Capital in which we combined our compression services operations with GE Capital's Global Compressions Services operations. The joint venture, which is known as Weatherford Global Compression Services, is the world's second largest provider of natural gas contract compression services and owns or manages over 4,000 compression units worldwide having more than one million horsepower. We own 64% of the joint venture and GE Capital owns 36%. We have the right to acquire GE Capital's interest at anytime at a price equal to a third party market determined value that is not less than book value (currently approximately $200.0 million). GE Capital also has the right to require us to purchase its interest at any time after February 2001 at a third party market determined value as well as request a public offering of its interest after that date, if we have not purchased its interest by that time.

     In February 1999, we completed our acquisition of Christiana for approximately 4.4 million shares of common stock and $20.6 million cash. In the acquisition we acquired through Christiana (1) 4.4 million shares of our common stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. We acquired Christiana because it gave us a unique opportunity to own an interest in Total Logistic for essentially no consideration. Our investment in Total Logistic is held by us as a passive investment.

     In August 1999, we completed our acquisition of Dailey International pursuant to a pre-negotiated plan of reorganization in bankruptcy. Under the terms of the acquisition, we issued a total of approximately 4.3 million shares of our common stock to the Dailey International noteholders and stockholders. Of the total number shares issued, we issued approximately 4.0 million shares to the Dailey International noteholders and approximately 0.3 million shares to the Dailey International common stockholders. At the time of our acquisition of Dailey International, we held approximately 24% of Dailey's Senior Notes which we contributed to Dailey International. In connection with the transaction we hold approximately 1.2 million shares of our common stock as treasury shares. The total purchase price for Dailey International, excluding assumed liabilities of Dailey International that were not impaired in the bankruptcy, was approximately $185.0 million. Dailey International is a leading provider of specialty air, underbalanced and directional drilling equipment and services to the oil and gas industry and designs, manufactures and rents proprietary downhole tools for oil and gas drilling and workover applications worldwide.

     In September 1999, we acquired Petroline for total consideration of approximately $161.8 million, consisting of $32.2 million in cash and 3.8 million shares of our common stock. We also agreed to pay to the sellers additional funds in the event they resell the shares of our common stock received by them in the acquisition in certain market transactions at a price less than $35.175 per share. This obligation continues until October 2000. Petroline, based in Aberdeen, Scotland, is a provider of premium completion products and services to the international oil and gas industry. Petroline is the leading provider of flow control equipment in the North Sea and was the first company to successfully introduce completion products using new expandable tube technology.

     In September 1999, we acquired Williams Tool for 1.8 million shares of our common stock. Williams Tool, based in Fort Smith, Arkansas, offers a full range of rotating control heads for horizontal, underbalanced and low hydrostatic head drilling operations. Williams Tool products are used to control flow from the wellbore to reduce the risk of blowouts when oil, gas, geothermal and coal gas methane wells are being drilled with light fluids.

     We also effected various other acquisitions integrating into our continuing operations during 1999 for total consideration of $60.9 million. Various acquisitions were effected during 1999 for Grant Prideco for total consideration of $21.5 million cash, 0.2 million shares of our common stock and assumed debt of $25.4 million.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including goodwill of approximately $364.1 million relating to our acquisitions in 1999. The amortization expense for goodwill and other intangibles during 1999 was $28.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, amending the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We plan to adopt SFAS No. 133 in 2001. We are currently evaluating the impact of SFAS No. 133 on our consolidated financial statements but do not anticipate that adoption of this statement will have a material impact.

YEAR 2000 MATTERS

     The Year 2000 issue is the risk that information systems, computers, equipment and products using date-sensitive software or containing computer chips with two-digit date fields will be unable to correctly process the Year 2000 date change. If not identified and corrected, failures could occur in our software, hardware, equipment and products and those of our suppliers, vendors and customers that could result in interruptions in our business. Any failure could have a material impact on us.

     In response to the Year 2000 issue, we prepared and implemented a comprehensive, multi-step plan to assess and remediate significant Year 2000 issues in our:

     o Information technology systems, including computer software and hardware.

     o Non-information technology systems utilizing date-sensitive software or computer chips, including products, facilities, equipment and other infrastructures.

     In addition to our assessment and review of our own systems, we communicated with our third-party contractors, such as vendors, service providers and customers, for the purpose of evaluating their readiness for the Year 2000 and determining the extent to which we may be affected by the remediation of their systems, software, applications and products.

     All phases of our Year 2000 Plan have been completed. In connection with the implementation and completion of our Year 2000 Plan, we incurred pretax expenditures of approximately $11.2 million since January 1998. Approximately $9.6 million has been incurred in connection with the replacement of our business application software and approximately $1.6 million has been incurred in connection with the replacement of certain information technology hardware systems. The 1999 expenditures associated with our Year 2000 Plan represent approximately 15% of our management information systems department's budget for 1999. Various other information technology projects that are not related to the Year 2000 issue have been deferred due to the Year 2000 efforts. The effects of these delays are not expected to have a material impact on us.

     To date, we do not know of any failures of our software, hardware, equipment or products or those of our suppliers, vendors or customers as a result of the occurrence of the Year 2000 date change; however, any such failure could have a material impact on us. Because no material adverse effects from the Year 2000 have occurred, we are unable to predict the most likely worst case Year 2000 scenario. We do not believe, however, that the worst case scenario will be material to us.

     The above discussion of our efforts and expectations relating to the risks and uncertainties associated with the Year 2000 issues and our Year 2000 plan contain forward-looking statements. These risks and uncertainties include, but are not limited to, unanticipated problems encountered by us and/or our suppliers, vendors and customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     We are currently exposed to market risk from changes in foreign currency and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

FOREIGN CURRENCY EXCHANGE RATES

     Because we operate in virtually every oil and gas exploration and production region in the world we conduct a portion of our business in currencies other than the U.S. dollar. Although most of our international revenues are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the years ended 1999, 1998 and 1997 did not have a material effect on reported amounts of revenues or net income.

     We enter into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from intercompany loans and debt arrangements. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to these foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial.

     As of December 31, 1999, we had a contract to purchase 319.8 million Austrian schillings for $23.9 million and a contract to sell 24.0 million U.K. pounds sterling for $38.6 million. The Austrian schillings contract was entered into on behalf of Grant Prideco in order to hedge debt denominated in Austrian schillings for 319.8 million associated with Grant Prideco's acquisition of a 50.01% interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co. The U.K. pounds sterling contract relates to an intercompany receivable. Gains and losses on these contacts are recognized currently in earnings, offsetting the impact of the change in the fair value of the asset or liability being hedged.

     Settlement of forward exchange contracts resulted in net cash inflows totaling $1.8 million, $0.4 million and $5.2 million during the years ended December 31, 1999, 1998, and 1997, respectively. The net cash inflows vary from year to year due to differences in the forward rate and the spot rate on the date of settlement. This difference may result in material net inflows and outflows if the currency is volatile. For instance, if the spot rate for the U.K. pound sterling contract was to unfavorably fluctuate 5% from the spot rate on the date of settlement we would experience a $1.9 million cash outflow. We believe that this risk is mitigated because we enter into contracts with terms of 30 to 60 days. However, there can be no assurance that volatility similar or greater than that experienced in the past could not occur in the future.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable interest rate borrowings. Our long-term borrowings primarily consist of the $200.0 million principal of the 7 1/4% Senior Notes due 2006 and the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of December 31, 1999 and 1998, the fair value of the Senior Notes approximated the carrying value and the fair market value of the Debentures was $307.9 million and $249.6 million, respectively. The fair value of the Senior Notes is principally dependent on changes in prevailing interest rates, whereas the fair value of the Debentures is principally dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $80 per share of our common stock.

     We have various other debt instruments but believe that the impact of changes in interest rates in the near term will not be material to these instruments.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                           PAGE
Report of Independent Public Accountants..................................................................   46
Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................   47
Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999...   48
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
   December 31, 1999......................................................................................   49
Consolidated Statements of Cash Flows for each of the three years in the period ended
   December 31, 1999......................................................................................   50
Notes to Consolidated Financial Statements................................................................   51

Financial Statement Schedule:
   II. Valuation and Qualifying Accounts and Allowances...................................................   78

     All other schedules are omitted because they are not required or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weatherford International, Inc.:

     We have audited the accompanying consolidated balance sheets of Weatherford International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weatherford International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule II relating to Weatherford International, Inc. and subsidiaries is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements of Weatherford International, Inc. and subsidiaries taken as a whole.




ARTHUR ANDERSEN LLP
Houston, Texas
January 28, 2000

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                    DECEMBER 31,
                                                                                            ---------------------------
                                                                                                1999            1998
                                                                                            -----------     -----------
                                     ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents........................................................      $    44,361     $    34,131
     Accounts Receivable, Net of Allowance for Uncollectible Accounts of
      $19,882 in 1999 and $19,398 in 1998.............................................          352,139         271,867
     Inventories......................................................................          364,607         298,555
     Current Deferred Tax Asset.......................................................           55,587          44,218
     Other Current Assets.............................................................           52,455          83,325
                                                                                            -----------     -----------
                                                                                                869,149         732,096

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Land, Buildings and Other Property...............................................          190,332         162,466
     Rental and Service Equipment.....................................................        1,107,750         902,939
     Machinery and Equipment..........................................................          377,413         312,611
                                                                                            -----------     -----------
                                                                                              1,675,495       1,378,016
     Less:  Accumulated Depreciation..................................................          776,499         748,740
                                                                                            -----------     -----------
                                                                                                898,996         629,276

GOODWILL, NET.........................................................................          991,679         648,570
NET ASSETS OF DISCONTINUED OPERATIONS.................................................          553,861         545,211
DEFERRED TAX ASSET....................................................................           66,077          16,738
OTHER ASSETS..........................................................................          134,027          66,721
                                                                                            -----------     -----------
                                                                                            $3,513,789      $ 2,638,612
                                                                                            ==========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-Term Borrowings and Current Portion of Long-Term Debt......................      $   322,767     $   152,194
     Accounts Payable.................................................................          117,530          92,274
     Accrued Salaries and Benefits....................................................           55,586          40,127
     Current Tax Liability............................................................           31,301          21,839
     Other Accrued Liabilities........................................................          138,896         106,139
                                                                                            -----------     -----------
                                                                                                666,080         412,573

LONG-TERM DEBT........................................................................          226,603         220,398
MINORITY INTEREST.....................................................................          198,597           2,888
DEFERRED INCOME TAXES AND OTHER.......................................................          186,611         106,373
5% CONVERTIBLE SUBORDINATED PREFERRED EQUIVALENT
    DEBENTURES........................................................................          402,500         402,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common Stock, $1 Par Value, Authorized 250,000 Shares, Issued
      120,200 Shares in 1999 and 103,513 Shares in 1998...............................          120,200         103,513
     Capital in Excess of Par Value...................................................        1,526,648       1,052,899
     Treasury Stock, at Cost..........................................................         (309,963)       (193,328)
     Retained Earnings................................................................          586,310         607,185
     Accumulated Other Comprehensive Loss.............................................          (89,797)        (76,389)
                                                                                            -----------     -----------
                                                                                              1,833,398       1,493,880
                                                                                            -----------     -----------
                                                                                            $ 3,513,789     $ 2,638,612
                                                                                            ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                             1999           1998           1997
                                                                         -----------    -----------    -----------
REVENUES:
     Products........................................................    $   562,922    $   603,765    $   486,108
     Services and Rentals............................................        677,278        760,084        871,266
                                                                         -----------    -----------    -----------

                                                                           1,240,200      1,363,849      1,357,374

COSTS AND EXPENSES:
     Cost of Products................................................        399,167        444,099        356,779
     Cost of Services and Rentals....................................        494,726        502,652        580,814
     Selling, General and Administrative Attributable to
      Segments.......................................................        256,160        219,939        169,385
     Corporate General and Administrative............................         25,947         26,020         36,896
     Equity in Earnings of Unconsolidated Affiliates.................         (2,618)        (2,679)        (2,582)
     Merger Costs and Other Charges..................................            --         137,647            --
                                                                         -----------    -----------    ----------
                                                                           1,173,382      1,327,678      1,141,292
                                                                         -----------    -----------    -----------

OPERATING INCOME.....................................................         66,818         36,171        216,082

OTHER INCOME (EXPENSE):
     Interest Income.................................................          3,179          3,093          8,329
     Interest Expense................................................        (44,904)       (42,489)       (30,638)
     Other, Net......................................................          3,291         (2,860)         4,394
                                                                         -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST..............         28,384         (6,085)       198,167
(PROVISION) BENEFIT FOR INCOME TAXES.................................         (8,477)         5,297        (68,311)
                                                                         -----------    -----------    ------------
INCOME (LOSS) BEFORE MINORITY INTEREST...............................         19,907           (788)       129,856
MINORITY INTEREST EXPENSE, NET OF TAXES..............................         (3,701)           (95)          (111)
                                                                         -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.............................         16,206           (883)       129,745
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES.............        (37,081)        65,720         67,028
EXTRAORDINARY CHARGE, NET OF TAXES...................................            --             --          (9,010)
                                                                         -----------    -----------    ------------
NET INCOME (LOSS)....................................................    $   (20,875)   $    64,837    $   187,763
                                                                         ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE:
    Income (Loss) From Continuing Operations.........................    $      0.16    $     (0.01)   $      1.35
    Income (Loss) From Discontinued Operations.......................          (0.37)          0.68           0.69
    Extraordinary Charge.............................................            --             --           (0.09)
                                                                         -----------    -----------    -----------

    Net Income (Loss) Per Share......................................    $     (0.21)   $      0.67    $      1.95
                                                                         ===========    ===========    ===========

    Basic Weighted Average Shares Outstanding........................        101,245         97,065         96,052
                                                                         ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE:
    Income (Loss) From Continuing Operations.........................    $      0.16    $     (0.01)   $      1.33
    Income (Loss) From Discontinued Operations.......................          (0.36)          0.68           0.68
    Extraordinary Charge.............................................            --             --           (0.09)
                                                                         -----------    -----------    -----------

    Net Income (Loss) Per Share......................................    $     (0.20)   $      0.67    $      1.92
                                                                         ===========    ===========    ===========

    Diluted Weighted Average Shares Outstanding......................        102,889         97,065         97,562
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               ACCUMULATED OTHER
                                                                             COMPREHENSIVE INCOME
                                                                                    (LOSS)
                                                                           ------------------------
                                                                           CUMULATIVE
                                                                             FOREIGN    UNREALIZED
                                 COMMON STOCK       CAPITAL IN              CURRENCY     GAIN ON     TREASURY STOCK       TOTAL
                               -------------------   EXCESS OF   RETAINED  TRANSLATION  MARKETABLE ------------------ STOCKHOLDERS'
                                SHARES    $1 PAR     PAR VALUE   EARNINGS   ADJUSTMENT  SECURITIES   SHARES   AMOUNT       EQUITY
                               -------- ---------- ----------- ---------- --------------------- -------- ----------- -------------
Balance at December 31, 1996..  95,493  $  95,493   $ 854,055  $ 355,660   $ (11,480)  $  2,381      (297) $   (3,405) $ 1,292,704
Total Comprehensive
  Income (Loss)...............     --          --          --    187,763     (27,014)    (2,381)       --          --      158,368
Effect of Immaterial Pooling..     946        946        (717)    (1,075)         --         --        --          --         (846)
Replacement Shares (Shares
  Acquired) from
  GulfMark Merger.............   4,471      4,471     142,788         --          --         --    (4,471)   (147,259)          --
Shares Issued Under Employee
  Benefit Plans...............      11         11         464         --          --         --        --          --          475
Stock Grants and Options
  Exercised...................   1,037      1,037      12,635         --          --         --        (5)       (247)      13,425
Tax Benefit of Options
  Exercised...................     --          --       8,799         --          --         --        --          --        8,799
Purchase of Treasury Stock
  Under Stock Repurchase Plan.     --          --          --         --          --         --      (275)    (11,860)     (11,860)
Purchase of Treasury Stock
  for Executive Deferred
  Compensation Plan...........     --          --          --         --          --         --       (48)     (2,516)      (2,516)
                               -------   --------  ----------   --------    --------    -------   -------   ---------   ----------
Balance at December 31, 1997.. 101,958    101,958   1,018,024    542,348     (38,494)        --    (5,096)   (165,287)   1,458,549
Total Comprehensive Income
  (Loss)......................     --          --          --     64,837     (37,895)        --        --          --       26,942
Shares Issued in an
  Acquisition.................     727        727      30,026         --          --         --        --          --       30,753
Shares Issued Under Employee
  Benefit Plans...............      12         12         312         --          --         --        --          --          324
Stock Grants and Options
  Exercised...................   2,115      2,115      40,627         --          --         --    (1,240)    (38,215)       4,527
Tax Benefit of Options
  Exercised...................     --          --       7,760         --          --         --        --          --        7,760
Purchase of Treasury Stock
  Under Stock Repurchase Plan.     --          --          --         --          --         --      (993)    (37,585)     (37,585)
Purchase of Treasury Stock
  for Executive Deferred
  Compensation Plan...........     --          --          --         --          --         --       (79)     (2,769)      (2,769)
Retirement of Treasury Stock..  (1,299)    (1,299)    (49,229)        --          --         --     1,299      50,528           --
Recognition of Deferred
  Compensation Due to Merger..     --          --       5,379         --          --         --        --          --        5,379
                               -------   --------  ----------   --------    --------    -------   -------   ---------   ----------
Balance at December 31, 1998.. 103,513    103,513   1,052,899    607,185     (76,389)        --    (6,109)   (193,328)   1,493,880
Total Comprehensive Loss......     --          --          --    (20,875)    (13,408)        --        --          --      (34,283)
Shares Issued in Acquisitions.  11,986     11,986     397,083         --          --         --    (1,226)    (33,694)     375,375
Replacement Shares (Shares
Acquired) from Christiana
  Merger......................   4,400      4,400      69,571         --          --         --    (4,400)    (73,971)          --
Shares Issued Under Employee
  Benefit Plans...............      15         15         390         --          --         --        --          --          405
Stock Grants and Options
  Exercised...................     286        286       3,630         --          --         --      (114)     (4,744)        (828)
Tax Benefit of Options
  Exercised...................     --          --       3,075         --          --         --        --          --        3,075
Purchase of Treasury Stock
  for Executive Deferred
  Compensation Plan...........     --          --          --         --          --         --      (109)     (4,226)      (4,226)
                               -------   --------  ----------   --------    --------    -------   -------   ---------   ----------
Balance at December 31, 1999.. 120,200   $120,200  $1,526,648   $586,310    $(89,797)   $    --   (11,958)  $(309,963)  $1,833,398
                               =======   ========  ==========   ========    ========    =======   =======   =========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                 1999          1998           1997
                                                                               --------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss).....................................................      $(20,875)     $ 64,837      $ 187,763
   Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
     Operating Activities:
     Non-Cash Portion of Merger Costs and Other Charges..................           --         94,095            --
     Depreciation and Amortization.......................................       166,658       139,558         119,321
     Net (Income) Loss from Discontinued Operations......................        37,081       (65,720)        (67,028)
     Gain on Sale of Assets, Net.........................................       (12,628)      (35,315)        (20,056)
     Minority Interest Expense, Net of Tax...............................         3,701            95             111
     Extraordinary Charge on Prepayment of Debt, Net.....................           --            --            9,010
     Deferred Income Tax Provision (Benefit) from Continuing Operations..       (15,716)      (15,989)         20,515
     Provision for Uncollectible Accounts Receivable.....................         5,083         2,189          13,088
     Change in Assets and Liabilities, Net of Effects of Businesses
       Acquired:
       Accounts Receivable...............................................       (39,632)      110,038         (74,422)
       Inventories.......................................................       (23,495)      (50,677)        (54,543)
       Other Current Assets..............................................        (1,155)      (26,025)         (1,378)
       Accounts Payable..................................................         3,921       (30,876)          9,208
       Accrued Current Liabilities.......................................       (65,970)      (77,623)         17,347
       Other Assets......................................................       (16,853)        9,097          (2,640)
       Other, Net........................................................         3,140        (3,619)          4,261
                                                                               --------      --------      ----------
         Net Cash Provided by Continuing Operations......................        23,260       114,065         160,557
         Net Cash Provided (Used) by Discontinued Operations.............        39,784         7,787         (38,513)
                                                                               --------      --------      ----------

         Net Cash Provided by Operating Activities.......................        63,044       121,852         122,044
                                                                               --------      --------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Businesses, Net of Cash Acquired.......................       (68,854)     (149,030)       (272,448)
   Capital Expenditures for Property, Plant and Equipment................      (174,300)     (167,777)       (180,310)
   Proceeds from Sales of Businesses.....................................        14,620           --           68,798
   Proceeds from Sales of Property, Plant and Equipment..................        32,484        47,953          30,431
   Proceeds from Sale and Leaseback of Equipment.........................       139,815       100,000            --
   Acquisitions and Capital Expenditures of Discontinued Operations......       (34,118)      (48,654)        (81,711)
   Income Taxes Paid on Disposal of Discontinued Operations..............           --            --          (62,808)
   Proceeds From Sale of Marketable Securities...........................           --            --           23,352
   Other, Net............................................................           --            589          (6,384)
                                                                               --------      --------      ----------

         Net Cash Used by Investing Activities...........................       (90,353)     (216,919)       (481,080)
                                                                               --------      --------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Long-Term Debt, Net.......................................           --            --          390,911
   Purchases of Treasury Stock...........................................        (4,226)      (40,356)        (14,376)
   Tender of Senior Notes................................................           --            --         (119,980)
   Proceeds from Stock Option Exercises..................................         1,329         3,932          16,352
   Termination Costs on Retirement of Debt...............................           --            --          (10,752)
   Borrowings Under Short-Term Borrowings, Net...........................       166,174       113,036          21,319
   Repayments on Long-Term Debt, Net.....................................        (2,872)      (12,571)       (103,237)
   Repayments on Debt for Discontinued Operations........................       (57,104)          --             --
   Repayment on Minority Interest........................................       (65,350)          --             --
   Other Financing Activities, Net.......................................           454           324         (10,111)
                                                                               --------      --------      ----------

         Net Cash Provided by Financing Activities.......................        38,405        64,365         170,126
                                                                               --------      --------      ----------
Effect of Exchange Rate on Cash..........................................          (866)       (1,175)           (784)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................        10,230       (31,877)       (189,694)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................        34,131        66,008         255,702
                                                                               --------      --------      ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR.................................      $ 44,361      $ 34,131      $   66,008
                                                                               ========      ========      ==========


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

   Basis of Presentation

     In October 1999, the Board of Directors of the Company approved a plan to distribute all of the outstanding shares of common stock of its wholly owned subsidiary, Grant Prideco, Inc. (the "Spin-off") to holders of the Company's common stock, $1.00 par value ("Common Stock"). In connection with the Spin-off, the Company will transfer its drilling products businesses to Grant Prideco, Inc. ("Grant Prideco"). As a result the accompanying financial statements reflect the operations of Grant Prideco as a discontinued operation (See
Note 2).

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

   Other Current Assets

     Other current assets are comprised of non-trade receivables, prepaid expenses, and short-term investments. The net decrease from December 31, 1998 to December 31, 1999 primarily reflects the collection of the receivable of $19.6 million related to the December 1998 sale and leaseback of compression equipment (See Note 16) and the $19.8 million reduction of short-term investment in debt securities of Dailey International Inc. ("Dailey") (See Note 3).

   Debt and Equity Securities

     Investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Debt and Equity Securities, and accordingly, these investments are recorded at their fair market value with unrealized gains or losses recorded as a separate component of stockholders' equity. In April 1997, the Company sold equity securities, comprised of approximately 3.1 million shares of Parker Drilling Company ("Parker") common stock, pursuant to a public offering effected by Parker. As a result, the Company received net proceeds of approximately $23.4 million and recognized a pretax gain of approximately $3.4 million.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                                  LIFE
                                                                  ----
    Buildings and other property............................   5 - 45 years
    Rental and service equipment............................   3 - 15 years
    Machinery and equipment.................................   3 - 20 years

   Intangible Assets and Amortization

     The Company's intangible assets are comprised primarily of goodwill and identifiable intangible assets, principally patents and technology licenses. The Company periodically evaluates goodwill and other intangible assets, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of any intangible assets. Goodwill is being amortized on a straight-line basis over the lesser of the estimated useful life or 40 years. Other identifiable intangible assets, included as a component of other assets, are amortized on a straight-line basis over the years expected to be benefited, ranging from 5 to 17 years. As a result of 1999 acquisitions, the Company increased its identifiable intangible assets by $56.1 million.

     Amortization expense for goodwill and other intangible assets was approximately $28.0 million, $17.6 million and $11.6 million for 1999, 1998 and 1997, respectively. Accumulated amortization for goodwill at December 31, 1999 and 1998 was $68.2 million and $41.4 million, respectively.

   Environmental Expenditures

     Environmental expenditures that relate to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenues, are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Estimates are based on currently available facts and technology, presently enacted laws and regulations and the Company's prior experience in remediation of contaminated sites. Liabilities included $3.1 million and $3.6 million of accrued environmental expenditures at December 31, 1999 and 1998, respectively.

   Stock-Based Compensation

     In 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, Accounting for Stock Based Compensation. The Company has elected not to adopt the accounting recognition provisions of SFAS No. 123 and, as permitted, has continued to use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25 ("APB No. 25") Accounting for Stock Issued to Employees to account for its stock-based compensation programs. Under APB No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of Common Stock on the grant date. The Company has adopted SFAS No. 123 by making the required pro forma disclosures of net earnings and earnings per share as if the fair value method of accounting under SFAS No. 123 had been applied (See Note 12).

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The net change in the cumulative foreign currency translation adjustment, as reported in the Consolidated Statements of Stockholders' Equity, from December 31, 1998 to December 31, 1999 was $13.4 million which primarily reflects the devaluation of the Latin American and European currencies, partially offset by the improvement in the Canadian dollar.

   Foreign Exchange Contracts

     The Company enters into foreign exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting specific existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from long-term debt and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risks resulting from foreign currency exchange rate volatility. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At December 31, 1999 and 1998, the Company had contracts maturing within the next 60 days to sell $14.7 million and $33.4 million, respectively, in Norwegian kroner, U.K. pounds sterling, Austrian schillings and Dutch guilders. Had such respective contracts matured on December 31, 1999 and 1998, the Company's required cash outlay would have been insignificant.

   Allocation of Interest Expense to Discontinued Operations

     The Company's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating levels, and to centrally manage various cash functions. Consequently, a portion of the Company's historical interest expense has been allocated to discontinued operations. The amount allocated reflects interest expense associated with the $100.0 million unsecured subordinated note due from Grant Prideco (See Note 2) calculated using the Company's average long-term debt interest rates for the applicable periods. The amounts allocated using this methodology result in amounts consistent with the allocation of interest expense based on a ratio of the net assets of discontinued operations to the Company's consolidated net assets plus debt.

   Accounting for Income Taxes

     Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

   Revenue Recognition

     The Company recognizes revenue as products are shipped, upon delivery of rentals and when services have been rendered. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost downhole are reflected as revenues.

   Research and Development

     The Company expenses research and development costs as incurred. These expenses were $17.7 million, $10.8 million and $7.8 million in 1999, 1998 and 1997, respectively.

   Minority Interests

     The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest expense in 1999 primarily represents
GE Capital Corporation's ("GE Capital") minority interest in Weatherford Global Compression Services' ("Compression Services Division") profits (See Note 3).

   Earnings Per Share

     Basic earnings per share is computed by dividing income by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per common share is computed by dividing income by the weighted average number of shares of Common Stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

plans (See Note 12). The effect of stock options and restricted stock are not included in the computation for periods in which a loss from continuing operations occurs because to do so would have been anti-dilutive. The effect of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 on diluted earnings per share is anti-dilutive and, thus, has no impact.

     The following reconciles basic and diluted weighted average shares:

                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1999         1998      1997
                                                                                 -------      -------    -------
                                                                                         (IN THOUSANDS)

    Basic weighted average number of shares outstanding....................      101,245      97,065      96,052
    Dilutive effect of stock option and restricted stock plans.............        1,644         --        1,510
                                                                                 -------     -------     -------
    Diluted weighted average number of shares outstanding..................      102,889      97,065      97,562
                                                                                 =======     =======     =======

   New Reporting Requirements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, amending the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in 2001. The Company is currently evaluating the impact that SFAS No. 133 will have on its consolidated financial statements but does not anticipate that the adoption will have a material impact.

2. DISCONTINUED OPERATIONS AND DISPOSITIONS

   Grant Prideco

     In October 1999, the Board of Directors of the Company approved a plan to spin off Grant Prideco. The Spin-off is conditioned upon the receipt of a revenue ruling from the United States Internal Revenue Service (the "IRS") to the effect that receipt of shares of Grant Prideco common stock should be tax free for federal income tax purposes to the Company's stockholders and that the Company should not recognize income, gain or loss as a result of the Spin-off.

     The results of operations for Grant Prideco are reflected in the accompanying Consolidated Statements of Operations as Discontinued Operations, Net of Taxes. Condensed results of Grant Prideco were as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                          1999            1998           1997
                                                                        ---------       ---------      --------
                                                                                    (IN THOUSANDS)

     Revenues....................................................       $286,370        $646,454       $611,715
                                                                        --------        --------       --------

     Income (loss) before interest allocation and income taxes...        (37,460)        112,818        114,155
     Interest allocation.........................................         (7,250)         (7,250)        (7,250)
     (Provision) benefit for income taxes........................         11,199         (39,848)       (39,877)
                                                                        --------        --------       --------
     Net income (loss) before Spin-off related costs.............        (33,511)         65,720         67,028
     Spin-off related costs, net of taxes........................         (3,570)             --             --
                                                                        --------        --------       --------
     Net income (loss)...........................................       $(37,081)       $ 65,720       $ 67,028
                                                                        ========        ========       ========

     In connection with the Spin-off, Grant Prideco will issue an unsecured subordinated note to the Company in the amount of $100.0 million. The $100.0 million obligation will bear interest at an annual rate equal to 10.0%. Interest payments will be due quarterly, and principal and all unpaid interest will be due no later than March 31, 2002. Under the terms of the note, Grant Prideco is required to repay this note with the proceeds of any debt or equity financing, excluding financing under a credit facility or any equity issued in connection with a business combination. The indebtedness of Grant Prideco to the Company will be subordinated to the working capital obligations of Grant Prideco to its banks. Grant Prideco currently intends to repay the obligations within 12 months from the completion

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the Spin-off, pursuant to an anticipated public debt financing. The timing of Grant Prideco's repayment of this indebtedness, however, will be dependent upon market conditions.

     The Company purchases drill pipe and other related products from Grant Prideco. The amounts purchased by the Company for the years ended December 31, 1999, 1998 and 1997 were $28.6 million, $9.6 million and $7.7 million, respectively. These purchases represent Grant Prideco's cost and have been eliminated in the accompanying consolidated financial statements.

     The Company charged Grant Prideco a management fee of $1.5 million, $1.0 million and $0.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

     Grant Prideco was charged $5.6 million, $5.6 million and $3.5 million of costs related to the Company's information systems function in the years ended December 31, 1999, 1998 and 1997, respectively. Information systems charges were based on direct support provided, equipment usage and number of system users.

     The Company intends to enter into a transition services agreement with Grant Prideco for a period of one year from the Spin-off date. Under the agreement, the Company will provide certain services requested by Grant Prideco. The fee for these services will be based on cost plus 10%. The transition services to be provided under this agreement may include accounting, tax, finance, employee benefit, management information systems and any other similar services.

     The Company intends to enter into a preferred customer agreement with Grant Prideco pursuant to which the Company will agree for at least a three year period to purchase at least 70% of its requirements of drill stem product from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated rental tool customers. The Company will be entitled to apply against its purchases a drill stem credit granted to it in the amount of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase.

   Other Businesses

     During 1997, the Company also sold certain non-core businesses. Cash proceeds from these transactions totaled $68.8 million.

3. ACQUISITIONS

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

     The Company acquired Petroline Wellsystems Limited ("Petroline") on September 2, 1999, for total consideration of approximately $161.8 million, consisting of $32.2 million in cash and 3.8 million shares of Common Stock. The Company also agreed to pay to the sellers additional funds in the event they resell the shares of Common Stock received by them in the acquisition in certain market transactions at a price less than $35.175 per share. This obligation continues until October 2000. Petroline, based in Aberdeen, Scotland, is a provider of premium completion products and services to the international oil and gas industry. Petroline is the leading provider of flow control equipment in the North Sea and was the first company to successfully introduce completion products using new expandable tube technology.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On August 31, 1999, the Company completed the acquisition of Dailey pursuant to a pre-negotiated plan of reorganization in bankruptcy. Under the terms of the acquisition, the Company issued a total of approximately 4.3 million shares of Common Stock to the Dailey noteholders and stockholders. Of the total number shares issued, the Company issued approximately 4.0 million shares to the Dailey noteholders and approximately 0.3 million shares to the Dailey common stockholders. At the time of the acquisition of Dailey, the Company held approximately 24% of Dailey's 9 1/2% Senior Notes which the Company acquired prior to the bankruptcy at a discount and subsequently contributed to Dailey. In connection with the transaction the Company holds approximately 1.2 million shares of Common Stock which are classified as treasury shares. The total purchase price for Dailey, excluding assumed liabilities of Dailey that were not impaired in the bankruptcy, was approximately $185.0 million. Dailey is a leading provider of specialty air, underbalanced and directional drilling equipment and services to the oil and gas industry and designs, manufactures and rents proprietary downhole tools for oil and gas drilling and workover applications worldwide.

     On February 8, 1999, the Company completed the acquisition of Christiana Companies, Inc. ("Christiana") for approximately 4.4 million shares of Common Stock and $20.6 million cash. In the acquisition, the Company acquired through Christiana (1) 4.4 million shares of the Company's Common Stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, a refrigerated warehouse, trucking and logistics company. The
4.4 million shares of Common Stock acquired are classified as Treasury Stock, at Cost on the accompanying Consolidated Balance Sheets. Because the number of shares of Common Stock issued in the Christiana acquisition approximated the number of shares of Common Stock held by Christiana prior to the acquisition, the Christiana acquisition had no material effect on the outstanding number of shares of Common Stock or net equity of the Company. One of the members of the Company's Board of Directors was also the Chairman and Chief Executive Officer of Christiana.

     On February 2, 1999, the Company completed a joint venture with GE Capital in which the Company's compression services operations were combined with GE Capital's Global Compression Services operations. The joint venture is known as Weatherford Global Compression Services. The Company owns 64% of the joint venture and GE Capital owns 36%. The Company has the right to acquire GE Capital's interest at anytime at a price equal to a third party market-determined value that is not less than book value (approximately $200 million at December 31, 1999). GE Capital also has the right to require the Company to purchase its interest at anytime after February 2001 at a market-determined third party valuation as well as request a public offering of its interest after that date, if the Company has not purchased its interest by that time.

     The Company completed the acquisition of Ampscot Equipment Ltd. ("Ampscot"), an Alberta corporation, for approximately $57.1 million in cash on February 19, 1998. Ampscot is a Canadian-based manufacturer of pumping units.

     On January 15, 1998, the Company completed the acquisition of Taro Industries Limited ("Taro"), an Alberta corporation, in which approximately 0.8 million shares of Common Stock have been issued to the shareholders of Taro in exchange for their shares of Taro stock. Taro is a Canadian provider of well automation, gas compression, and drilling equipment distribution.

     The Company completed the acquisition on January 12, 1998, of the Houston Well Screen group of companies ("HWS") from Van der Horst Limited, a Singapore company, for a net purchase price of approximately $27.6 million in cash. The HWS acquisition included the purchase of Van der Horst U.S.A., Inc., which is the holding company of Houston Well Screen Company and of Houston Well Screen Asia Pte. Ltd., which has operations in Singapore and Indonesia. HWS makes wedge-wire screen products for use in oil and gas production and other applications.

     On December 3, 1997, the Company completed the acquisition of all of the outstanding shares of BMW Monarch (Lloydminster) Ltd. ("BMW Monarch") and BMW Pump Inc. ("BMW Pump") for aggregate consideration of approximately $98.8 million in cash and $14.3 million in assumed debt. BMW Pump is a Canadian-based manufacturer of progressing cavity pumps, and BMW Monarch is a Canadian supplier of progressing cavity pumps, as well as, other production related oilfield products.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company completed the acquisition of all of the capital stock of Trico Industries, Inc., ("Trico") in exchange for $105.0 million in cash and the assumption of $8.7 million of debt on December 2, 1997. Trico is a Texas-based manufacturer and distributor of sub-surface reciprocating pumps, sucker rods, accessories and hydraulic lift systems.

     On May 1, 1997, the Company acquired GulfMark International, Inc. ("GulfMark") pursuant to a merger in which approximately 4.4 million shares of Common Stock were issued to the stockholders of GulfMark. Prior to the merger, GulfMark effected a spin-off to its stockholders of its marine transportation services business. The retained assets of GulfMark that were acquired by the Company in this transaction consisted of approximately 4.4 million shares of Common Stock, an erosion control company and certain other miscellaneous assets. The 4.4 million shares of Common Stock acquired are held and classified as treasury stock. Because the number of shares of Common Stock issued in the GulfMark acquisition approximated the number of shares of Common Stock held by GulfMark prior to the acquisition, the GulfMark acquisition had no material effect on the outstanding number of shares of Common Stock or net equity of the Company.

     The Company has also effected various other 1999, 1998 and 1997 acquisitions integrated into the Company's continuing operations for a total consideration of approximately $60.9 million, $65.9 million and $75.6 million, respectively.

     The Company also acquired various other companies that were integrated into Grant Prideco. Total consideration was $64.4 million for 1999, $9.2 million for 1998 and $6.6 million for 1997.

     The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes in the preliminary allocations are not anticipated by management.

     The following presents the consolidated financial information for the Company on an unaudited pro forma basis assuming the Dailey acquisition had occurred on January 1, 1998. All other 1998 and 1999 acquisitions are not material individually or in the aggregate with same year acquisitions, therefore, pro forma information is not presented. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1998, or that may be achieved in the future.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                   1999                1998
                                                                                -----------         -----------
                                                                                    (IN THOUSANDS, EXCEPT
                                                                                      PER SHARE AMOUNTS)
                                                                                          (UNAUDITED)

    Revenues.............................................................       $ 1,307,443         $ 1,495,120
    Loss from continuing operations......................................            (6,737)            (80,432)
    Net loss.............................................................           (43,818)            (32,291)
    Basic loss per common share:
       Loss from continuing operations...................................             (0.06)              (0.79)
       Net loss..........................................................             (0.42)              (0.32)
    Diluted loss per common share:
       Loss from continuing operations...................................             (0.06)              (0.79)
       Net loss..........................................................             (0.42)              (0.32)

     Included in the net loss for the year ended December 31, 1998, is an extraordinary loss, net of taxes recorded by Dailey of $17.6 million. This extraordinary loss is the result of Dailey's repurchase of their 9 3/4% Senior Notes in the first quarter of 1998, and represents the excess of the purchase price for the notes over the carrying value on the date of repurchase.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. EVI, INC. AND WEATHERFORD ENTERRA, INC. MERGER

     On May 27, 1998, EVI, Inc. ("EVI") completed a merger with Weatherford Enterra, Inc. ("WII"), merging WII with and into EVI, pursuant to a tax free merger (the "Merger") in which the stockholders of WII received 0.95 of a share of the Company's Common Stock in exchange for each outstanding share of WII common stock, approximately 48.9 million shares. The Merger was accounted for as a pooling of interests.

     The separate results of EVI and WII and the combined company were as follows:

                                                                                JANUARY 1 TO        YEAR ENDED
                                                                                   MAY 27,         DECEMBER 31,
                                                                                    1998               1997
                                                                                ------------       ------------
                                                                                          (IN THOUSANDS)
     Revenues:
       EVI...............................................................        $ 505,549          $   892,264
       WII...............................................................          426,422            1,083,965
       Merger adjustments................................................           (4,963)              (7,140)
                                                                                 ---------          -----------
       Combined revenues including Grant Prideco.........................          927,008            1,969,089
       Discontinued operations of Grant Prideco..........................         (311,367)            (611,715)
                                                                                 ---------           ----------
       Combined revenues from continuing operations......................        $ 615,641          $ 1,357,374
                                                                                 =========          ===========

     Extraordinary Charge, Net of Taxes:
       EVI...............................................................        $     --           $    (9,010)
       WII...............................................................              --                   --
                                                                                 ---------           ---------
       Combined..........................................................        $     --           $    (9,010)
                                                                                 =========          ===========

     Net Income (Loss):
       EVI...............................................................        $  54,045          $    74,685
       WII...............................................................           48,481              112,900
       Merger adjustments................................................           (1,033)                 178
                                                                                 ---------          -----------
       Combined..........................................................        $ 101,493          $   187,763
                                                                                 =========          ===========

     Merger adjustments include the elimination of intercompany revenues of $5.0 million and $7.1 million and cost of sales of $3.4 million and $5.7 million for the five months ended May 27, 1998 and year ended December 31, 1997, respectively. Merger adjustments for the year ended December 31, 1997 also includes the elimination of expenses of $1.7 million recorded by WII on the sale of Arrow Completion Systems, Inc. to EVI in December 1996.

5. MERGER AND OTHER CHARGES

     In 1998, the Company incurred $160.0 million in merger and other charges relating to the Merger and a reorganization and rationalization of its businesses in light of industry conditions. Of these charges, $113.0 million was incurred in the second quarter at the time of the Merger and with the initial downturn in the industry. A $47.0 million charge was incurred in the fourth quarter in response to the previously unanticipated extent of the decline in the industry which resulted in a need to make additional reductions in operations and align the cost structure with the then current demand. The net after tax effect of these charges was $104.0 million. The following chart summarizes the special charges made in 1998:


                                 DRILLING AND                   ARTIFICIAL
                                 INTERVENTION    COMPLETION       LIFT       COMPRESSION
                                   SERVICES        SYSTEMS       SYSTEMS      SERVICES       CORPORATE     TOTAL
                                --------------   ----------     ----------   -----------     ---------   ---------
                                                                   (IN THOUSANDS)
Merger transaction costs.....       $    --        $  --        $      --       $    --       $ 62,462   $ 62,462
Severance and related costs..          1,711           250           5,050           --            600      7,611
Facility closures............          7,249         1,720          13,817           --            --      22,786
Corporate related expenses...            --           --               --            --          8,297      8,297
Inventory write-off..........          3,230         1,600          17,573           --            --      22,403
Write-down of assets.........         28,595           600           4,360         1,500         1,436     36,491
                                    --------       -------        --------      --------      --------   --------
     Total...................       $ 40,785       $ 4,170        $ 40,800      $  1,500      $ 72,795   $160,050
                                    ========       =======        ========      ========      ========   ========

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Approximately $136.5 million of these charges had been realized as of December 31, 1998, with the remainder of the charges fully realized by the end of the second quarter of 1999 in connection with planned activities. During 1999, no adjustments or reversals to the remaining accrued special charges were necessary. The following chart summarizes the utilization of 1998 special charges:

                                                                      BALANCE      UTILIZED IN THE      BALANCE
                                       1998          UTILIZED          AS OF      SIX MONTHS ENDED       AS OF
                                     SPECIAL            IN         DECEMBER 31,       JUNE 30,          JUNE 30,
                                     CHARGES            1998            1998            1999              1999
                                    ----------       ----------     ------------    ------------       ----------
                                                                   (IN THOUSANDS)
Merger transaction costs(1)..       $  62,462         $  62,462       $     --        $     --         $      --
Severance and related costs(2)          7,611               --            7,611           7,611               --
Facility closures(3).........          22,786             9,957          12,829          12,829               --
Corporate related expenses(4)           8,297             5,177           3,120           3,120               --
Inventory write-off(5).......          22,403            22,403             --              --                --
Write-down of assets(6)......          36,491            36,491             --              --                --
                                    ---------         ---------       ---------       ---------        ---------
     Total...................       $ 160,050         $ 136,490       $  23,560       $  23,560        $      --
                                    =========         =========       =========       =========        =========

 (1) The merger transaction costs were incurred in the second quarter of 1998 and included $32.6 million in severance and termination costs related to approximately 300 employees and former officers and directors, and other employee benefits related to stock grants, in accordance with WII's employment agreements and stock option plans, and $29.9 million in professional and financial advisory fees, filing and registration fees and printing and mailing costs.

 (2) The severance and related costs included in the 1998 fourth quarter charges were $7.6 million for approximately 940 employees specifically identified, with terminations completed in the first half of 1999, in accordance with the Company's announced plan to terminate employees.

 (3) The facility and plant closures costs were $10.0 million in the second quarter of 1998, all of which had been incurred by December 31, 1998. These costs related primarily to the elimination of duplicated manufacturing, distribution and service locations following the Merger in May 1998. The facility and plant closures of $12.8 million were accrued in the fourth quarter of 1998 for the consolidation and closure of approximately 100 service, manufacturing and administrative facilities in response to declining market conditions in the fourth quarter. Such facilities were closed by June 30, 1999.

 (4) The corporate related expenses of $5.2 million recorded in the second quarter of 1998 and $3.1 million recorded in the fourth quarter of 1998 were primarily for the consolidation of corporate offices, related lease obligations and the consolidation of technology centers due to the Merger and to align the Company's corporate cost structure in light of industry conditions.

 (5) The write-off of inventory was $9.9 million in the second quarter of 1998 and $12.5 million in the fourth quarter of 1998, which were reported as cost of products. These charges relate to the write-off of inventory as a result of the combination of EVI's and WII's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the Merger and as a result of the decline in market conditions.

 (6) The write-down of assets was $24.7 million in the second quarter of 1998 and $11.8 million in the fourth quarter of 1998. These charges primarily relate to the write-down of equipment and other assets as a result of the combination of EVI's and WII's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the Merger, and the specific identification of assets which are held for sale as a result of the decline in market conditions.

6. CASH FLOW INFORMATION

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Other current assets at December 31, 1999 and 1998 included cash of approximately $1.7 million and $3.2 million, respectively, which was restricted as a result of exchange controls in certain foreign countries or cash collateral requirements for performance bonds, letters of credit and customs bonds.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Cash paid during the years ended December 31, 1999, 1998 and 1997 for interest and income taxes (net of refunds) was as follows:

                                                                              1999         1998         1997
                                                                            --------     --------     --------
                                                                                      (IN THOUSANDS)
      Interest paid....................................................     $  50,835    $ 47,671     $ 38,040
      Income taxes paid, net of refunds................................         6,422      72,580      120,828

     Included in the 1997 income taxes paid is $62.8 million related to the disposal of the Company's Contract Drilling segment in November 1996.

     During the years ended December 31, 1999, 1998 and 1997 there were noncash investing activities of $5.4 million, $2.4 million and $3.2 million, respectively, relating to capital leases.

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                              1999         1998         1997
                                                                            --------     --------     --------
                                                                                      (IN THOUSANDS)
    Fair value of assets, net of cash acquired........................      $466,708     $114,237     $136,302
    Goodwill..........................................................       364,109      121,657      250,450
    Total liabilities.................................................      (404,032)     (56,111)    (114,304)
    Common Stock issued, net of Common Stock acquired.................      (357,931)     (30,753)          --
                                                                            --------     --------     --------
    Cash consideration, net of cash acquired..........................      $ 68,854     $149,030     $272,448
                                                                            ========     ========     ========

     During the years ended December 31, 1999, 1998 and 1997, there were noncash financing activities of $3.1 million, $7.8 million and $8.8 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to capital in excess of par value.

7. INVENTORIES

     Inventories by category are as follows:

                                                                                              DECEMBER 31,
                                                                                         ----------------------
                                                                                           1999         1998
                                                                                         ---------    ---------
                                                                                            (IN THOUSANDS)
    Raw materials, components and supplies..........................................     $159,380     $ 86,304
    Work in process.................................................................       34,089       25,590
    Finished goods..................................................................      171,138      186,661
                                                                                         --------     --------
                                                                                         $364,607     $298,555
                                                                                         ========     ========

     Work in process and finished goods inventories include the cost of materials, labor, and plant overhead.

8. SHORT-TERM BORROWINGS

                                                                                              DECEMBER 31,
                                                                                         ---------------------
                                                                                           1999         1998
                                                                                         --------     --------
                                                                                            (IN THOUSANDS)
    Revolving credit facilities with effective interest rates of 5.77% and 6.58%
       at December 31, 1999.........................................................     $182,157     $117,279
    Short-term bank loans with effective interest rates
       between 6.89% and 8.52%......................................................      132,076       31,951
                                                                                         --------     --------
                                                                                         $314,233     $149,230
                                                                                         ========     ========
    Weighted average interest rate on short-term borrowings
       outstanding during the year..................................................         5.59%        5.75%

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In May 1998, the Company entered into a new five year unsecured credit agreement which provides for borrowings of up to an aggregate of $250.0 million, consisting of $200.0 million in the U.S. and $50.0 million in Canada, and terminated its existing working capital facilities. Amounts outstanding under the facility accrue interest at a variable rate based on either the U.S. prime rate or LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the credit ratings assigned to the 7 1/4% Senior Notes due May 15, 2006 (the "7 1/4% Senior Notes"), is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, and a limitation on asset dispositions. As of December 31, 1999, approximately $182.2 million was outstanding and approximately $0.1 million had been used to support outstanding letters of credit. The Company's weighted average cost of borrowings under this facility for 1999 was 5.77%.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At December 31, 1999, the Company had $132.1 million in unsecured short-term borrowings outstanding under these arrangements having an average interest rate of 5.32% per annum.

     The Company also has various credit facilities available for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $16.8 million of such letters of credit and bid and performance bonds outstanding at December 31, 1999.

9. LONG-TERM DEBT

                                                                                              DECEMBER 31,
                                                                                         ---------------------
                                                                                           1999         1998
                                                                                         --------     --------
                                                                                            (IN THOUSANDS)
    Senior Notes with an effective interest rate of 7.25%, due 2006.................     $200,000     $200,000
    Industrial Revenue Bonds with variable interest rates, between 3.2%
       and 3.5% at December 31, 1999, due 2002 and 2003.............................       10,415       11,325
    Foreign bank debt, denominated in foreign currencies............................          803          992
    Capital lease obligations under various agreements..............................       11,846        4,752
    Other...........................................................................       12,073        6,293
                                                                                         --------     --------
                                                                                          235,137      223,362
    Less:  amounts due in one year..................................................        8,534        2,964
                                                                                         --------     --------
    Long-term debt..................................................................     $226,603     $220,398
                                                                                         ========     ========

     The following is a summary of scheduled long-term debt maturities by year (in thousands):

        2000................................................................................      $  8,534
        2001................................................................................         7,717
        2002................................................................................        13,115
        2003................................................................................         2,827
        2004................................................................................         1,392
        Thereafter..........................................................................       201,552
                                                                                                  --------
                                                                                                  $235,137
                                                                                                  ========

     The Company has outstanding $200.0 million of 7 1/4% Senior Notes. The 7 1/4% Senior Notes are unsecured obligations of the Company. Interest is payable semi-annually on May 15 and November 15. Based on the borrowing rates available to the Company, the fair value of the 7 1/4% Senior Notes approximates the carrying value at December 31, 1999 and 1998.

     In December 1997, the Company completed a cash tender offer and consent solicitation (the "Tender Offer") relating to the Company's outstanding $120.0 million 10 1/4% Senior Notes due 2004 (the "Senior Notes"). An aggregate of $119.98 million principal amount of the Senior Notes were validly tendered by the Company pursuant to the Tender Offer. The prepayment of the Senior Notes resulted in an extraordinary charge of $9.0 million, net of taxes of $5.6 million, or $0.09 per basic share, for the year ended December 31, 1997. The extraordinary charge consists of prepayment fees, other professional fees and the write-off of unamortized debt issuance costs.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1999 the Company had Industrial Revenue Bonds of $8.7 million, due 2002, and $1.7 million, with principal payments of $0.4 million annually through 2003. In connection with the Industrial Revenue Bonds, the Company has letters of credit of $10.9 million.

10.  5% CONVERTIBLE SUBORDINATED PREFERRED EQUIVALENT DEBENTURES

     In November 1997, the Company completed a private placement of $402.5 million principal amount of 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures"). The net proceeds from the Debentures were $390.9 million. The Debentures are convertible at a price of $80 per share of Common Stock. The Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Company also has the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at any time when the Company is not in default in the payment of interest. As evidenced by market transactions, the estimated fair value of the Debentures was $307.9 million and $249.6 million as of December 31, 1999 and December 31, 1998, respectively.

     Under the terms of the Debentures, the conversion rate for the Debentures will be adjusted following the Spin-off of Grant Prideco.

11.  STOCKHOLDERS' EQUITY

   Authorized Shares

     The Company is authorized to issue 250.0 million shares of Common Stock. The Company is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock. As of December 31, 1999, none had been issued.

   Stock Repurchase Plan

     In December 1997, the WII Board of Directors instituted a stock repurchase program under which up to $100.0 million of WII common stock could be purchased in open market transactions or in privately negotiated transactions. Pursuant to this program, WII purchased approximately 0.3 million shares of its common stock in December 1997. During 1998, WII purchased approximately 1.0 million shares of its common stock. In connection with the Merger, the stock repurchase program was discontinued and the repurchased shares retired.

12.  STOCK-BASED COMPENSATION

   Stock Option Plans

     The Company has a number of stock option plans pursuant to which directors, officers and other key employees may be granted options to purchase shares of Common Stock at the fair market value on the date of grant.

     The Company has in effect a 1991 Employee Stock Option Plan ("1991 ESO Plan"), a 1992 Employee Stock Option Plan ("1992 ESO Plan") and a 1998 Employee Stock Option Plan ("1998 ESO Plan"). Under these plans, options to purchase up to an aggregate of 10.4 million shares of Common Stock may be granted to officers and key employees of the Company (including directors who are also key employees). At December 31, 1999, approximately 3.2 million shares were available for granting under such plans.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Stock options vest after one to three years and expire after ten to thirteen years from the date of grant. Information about the above stock option plans and predecessor plans for the three years ended December 31, 1999, is set forth below:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                   NUMBER          RANGE OF           EXERCISE
                                                                     OF            EXERCISE             PRICE
                                                                  SHARES            PRICES            PER SHARE
                                                               -----------      ----------------     -----------
    Options outstanding, December 31, 1996.................      2,666,139      $ 4.69  - $33.73       $13.61
         Granted...........................................        741,613       27.81  - 32.19         29.05
         Exercised.........................................       (936,008)       4.69  - 33.73         11.36
         Terminated........................................        (47,908)      11.49  - 29.98         24.72
                                                               -----------
    Options outstanding, December 31, 1997.................      2,423,836        4.69  -  32.19        19.08
         Granted...........................................      4,855,423       18.13  -  50.50        20.33
         Exercised.........................................     (1,195,584)       7.11  -  40.76        31.40
         Terminated........................................        (24,971)      12.67  -  40.76        35.70
                                                               -----------
    Options outstanding, December 31, 1998.................      6,058,704        4.69  -  50.50        18.96
         Granted...........................................      1,791,780       17.00  -  40.76        27.33
         Exercised.........................................       (286,000)       6.88  -  32.19        11.81
         Terminated........................................       (416,161)      12.67  -  40.76        20.74
                                                               -----------
    Options outstanding, December 31, 1999.................      7,148,323        4.69  -  50.50        21.24
                                                               ===========
    Options exercisable, December 31, 1999.................      1,339,842        4.69  -  50.50        19.55
                                                               ===========

     The 7.1 million options outstanding at December 31, 1999, have a weighted average remaining contractual life of 10.9 years. The 1.3 million options exercisable at December 31, 1999, have a weighted average remaining contractual life of 6.5 years.

   Pro Forma Compensation Expense

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for 1999, 1998 and 1997, respectively: expected volatility of 56.04%, 51.23% and 44.85%, risk-free interest rate of 5.8%, 5.1% and 6.3%, expected life of seven years, seven years and five years and no expected dividends. The weighted average fair value of the options granted in 1999, 1998 and 1997 is $17.22, $11.97 and $14.42, respectively.

     The following is a summary of the Company's net income (loss) and earnings
(loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the year ended December 31, 1998, reflects the pro forma expense associated with the accelerated vesting of options in connection with the Merger. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS No. 123, only the effects of awards granted after January 1, 1995, are considered in the pro forma calculation.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                              1999                         1998                       1997
                                  --------------------------   --------------------------  --------------------------
                                   AS REPORTED     PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED     PRO FORMA
                                   -----------     ---------    -----------    ---------    -----------     ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) ............      $(20,875)      $(33,659)      $64,837       $55,107       $187,763      $183,281
Basic earnings (loss)
   per share..................         (0.21)         (0.33)         0.67          0.57           1.95          1.91
Diluted earnings (loss) per
   share......................         (0.20)         (0.33)         0.67          0.57           1.92          1.88

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

     The following table provides a summary of restricted stock activity:

                                                                                                    NON-EMPLOYEE
                                                                                      EMPLOYEE        DIRECTOR
                                                                                       SHARES          SHARES
                                                                                     ----------     ------------
    Restricted shares outstanding, December 31, 1996............................         27,934              --
       Granted..................................................................         86,489          10,296
       Restrictions removed.....................................................        (25,679)             --
                                                                                      ---------      ----------
    Restricted shares outstanding, December 31, 1997............................         88,744          10,296
       Granted..................................................................        110,150              --
       Restrictions removed.....................................................       (116,294)        (10,296)
                                                                                      ---------      ----------
    Restricted shares outstanding, December 31, 1998............................         82,600              --
       Granted..................................................................            --               --
       Restrictions removed.....................................................        (23,857)             --
                                                                                      ---------      ----------
    Restricted shares outstanding, December 31, 1999............................         58,743              --
                                                                                      =========      ==========
    Shares available for future grant as of December 31, 1999...................            --               --
                                                                                      =========      ==========

    Compensation expense (in thousands):
       1999.....................................................................      $     431      $       --
       1998.....................................................................          4,700             352
       1997.....................................................................          1,146             120
    Deferred compensation at December 31 (in thousands):
       1999.....................................................................      $   1,132      $       --
       1998.....................................................................          1,563              --

   Executive Deferred Compensation Plan

     In May 1992, the Company's stockholders approved the Executive Deferred Compensation Stock Ownership Plan (the "EDC Plan"). Under the EDC Plan, a portion of the compensation for certain key employees of the Company, including officers and employee directors, can be deferred for payment after retirement or termination of employment.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has established a grantor trust to fund the benefits under the EDC Plan. The funds provided to such trust are invested by a trustee independent of the Company in Common Stock of the Company which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the Common Stock held by the trust is included in the accompanying Consolidated Balance Sheets as Treasury Stock, at Cost.

13.  RETIREMENT AND EMPLOYEE BENEFIT PLANS

     The Company has defined contribution plans covering certain of its employees. Expenses related to these plans totaled $4.0 million, $3.8 million and $2.8 million in 1999, 1998 and 1997, respectively.

14.  INCOME TAXES

     The components of income (loss) before income taxes were as follows:

                                                                              1999        1998          1997
                                                                            -------    ---------      --------
                                                                                      (IN THOUSANDS)
    Domestic..........................................................      $17,039    $ (76,900)     $131,546
    Foreign...........................................................       11,345       70,815        66,621
                                                                            -------    ---------      --------
                                                                            $28,384    $  (6,085)     $198,167
                                                                            =======    =========      ========

     The Company's income tax provision (benefit) from continuing operations consisted of the following:

                                                                              1999         1998         1997
                                                                            --------     --------     --------
                                                                                      (IN THOUSANDS)
    Current
       U.S. federal and state income taxes............................      $  1,023     $(15,506)    $ 17,658
       Foreign........................................................        23,170       26,198       30,138
                                                                            --------     --------     --------
         Total Current................................................        24,193       10,692       47,796
                                                                            --------     --------     --------
    Deferred
       U.S. federal...................................................        (5,747)     (12,017)      19,300
       Foreign........................................................        (9,969)      (3,972)       1,215
                                                                            --------     --------     --------
         Total Deferred...............................................       (15,716)     (15,989)      20,515
                                                                            --------     --------     --------
                                                                            $  8,477     $ (5,297)    $ 68,311
                                                                            ========     ========     ========

     Total income tax provision (benefit) was recorded as follows:

                                                                              1999         1998         1997
                                                                            --------     --------     --------
                                                                                      (IN THOUSANDS)

    Income (loss) from continuing operations..........................      $  8,477     $ (5,297)    $ 68,311
    Income (loss) from discontinued operations........................       (11,199)      39,848       39,877
    Extraordinary charge..............................................           --           --        (5,640)
                                                                            --------     --------     --------
                                                                            $ (2,722)    $ 34,551     $102,548
                                                                            ========     ========     ========

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes for the three years ended December 31, 1999 is analyzed below:

                                                                              1999         1998         1997
                                                                            --------     --------     --------
                                                                                      (IN THOUSANDS)

    Statutory federal income tax rate.................................      $  9,934     $ (2,130)    $ 69,358
    Effect of state income tax (net) and Alternative Minimum Tax......           754          866           66
    Effect of domestic non-deductible expenses........................         4,246        3,714        1,160
    Change in valuation allowance.....................................            --          --        (8,214)
    Effect of foreign income tax, net.................................        (3,910)      (1,760)       7,023
    Foreign Sales Corporation benefit.................................        (1,742)        (104)        (605)
    Effect of acquisitions and dispositions...........................            --       (4,548)          --
    Other.............................................................          (805)      (1,335)        (477)
                                                                            --------     --------     --------
                                                                            $  8,477     $ (5,297)    $ 68,311
                                                                            ========     ========     ========

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations.

     Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset attributable to continuing operations were as follows:

                                                                                        DECEMBER 31,
                                                                                 --------------------------
                                                                                   1999              1998
                                                                                 ---------        ---------
                                                                                       (IN THOUSANDS)
    Deferred tax assets:
       Domestic and foreign operating losses..............................       $  37,374        $   6,649
       Accrued liabilities and reserves...................................          69,714           68,995
       Tax credits........................................................          14,349            5,568
       Unremitted foreign earnings........................................           3,143              --
       Tax benefit transfer leases acquired...............................             --             2,776
       Differences between financial and tax basis inventory..............          10,600              --
       Valuation allowance................................................         (25,615)          (4,716)
                                                                                 ---------        ---------
         Total deferred tax assets........................................       $ 109,565        $  79,272
                                                                                 ---------        ---------
    Deferred tax liabilities:
       Property, plant and equipment......................................       $ (47,236)       $ (23,017)
       Unremitted foreign earnings........................................             --           (10,883)
       Differences between financial and tax basis of inventory...........             --            (2,284)
       Goodwill...........................................................         (18,882)         (18,424)
                                                                                 ---------        ---------
         Total deferred tax liability.....................................         (66,118)         (54,608)
                                                                                 ---------        ---------
    Net deferred tax asset................................................       $  43,447        $  24,664
                                                                                 =========        =========

     The change in valuation allowance in 1999 primarily relates to tax assets associated with acquisitions made during the period. Management's assessment is that the character and nature of future taxable income may not allow the Company to realize certain tax benefits of net operating losses and tax credits within the prescribed carryforward period. Accordingly, an appropriate valuation allowance has been made.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1999, the Company had $37.4 million of net operating losses, $7.0 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic net operating losses is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating the losses. $20.7 million of the loss carryforward relates to Grant Prideco and is subject to the tax allocation agreement discussed below whereby the Company will be reimbursed by Grant Prideco to the extent the losses are not fully utilized by the Company in tax year 2000. Loss carryforwards other than those relating to Grant Prideco, if not utilized, will expire at various dates through 2010.

     In connection with the Spin-off, Grant Prideco and the Company will enter into a tax allocation agreement (the "Tax Allocation Agreement"). Under the terms of the Tax Allocation Agreement, Grant Prideco is responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also provides that any tax liabilities associated with the Spin-off will be assumed and paid by Grant Prideco subject to certain exceptions relating to changes in control of the Company. The Tax Allocation Agreement further provides that in the future if there is a tax liability associated with Grant Prideco that is offset by a tax benefit of the Company, Grant Prideco will apply the tax benefit against that tax liability and will reimburse the Company for the value of that tax benefit when and as Grant Prideco would have been able to otherwise utilize that tax benefit for its own businesses. The Company will have the future benefit of any tax losses incurred by Grant Prideco prior, as a part of a consolidated return with the Company, to the Spin-off, and Grant Prideco will be required to pay the Company an amount of cash equal to any such benefit utilized by Grant Prideco or which expires unused by Grant Prideco to the extent those benefits are not utilized by the Company.

15.  DISPUTES, LITIGATION AND CONTINGENCIES

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

16.  COMMITMENTS

   Sale and Leaseback of Equipment

     The Company's Compression Services Division has entered into various sale and leaseback arrangements where it has sold $239.8 million of compression units and has a right to sell up to another $110.2 million of compression units. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five year operating lease with a market-based purchase option.

     As of December 31, 1998, the Compression Services Division had sold compressors under these arrangements having appraised values of $119.6 million and had received cash in the amount of $100.0 million and a receivable of $19.6 million. During the year ended December 31, 1999, the Compression Services Division sold additional compressors having an appraised value of $120.2 million and received cash of $139.8 million, of which $19.6 million related to 1998 sales. The 1999 and 1998 sales resulted in pretax deferred gains of approximately $35.1 million and $42.2 million, respectively. The pretax deferred gains are included in Deferred Income Taxes and Other on the accompanying Consolidated Balance Sheets, and may be deferred until the end of the lease.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Of the proceeds received by the Compression Services Division from the sale and leaseback of the compressor units, $100.0 million was distributed to the Company by the division and $65.4 million was distributed to GE Capital as part of the joint venture. The remaining proceeds of these sales were utilized by the division for internal corporate purposes and growth. The Company has guaranteed certain of the obligations of the Compression Services Division with respect to the sale of $200.0 million of the compression units. The Company has guaranteed a minimum residual value of the leased equipment at the end of the lease. The Compression Services Division has similarly agreed to guarantee a portion of the residual value of all of the leased equipment under these leases. The remaining sales by the division were done on a non-recourse basis to the Company and are limited solely to the assets of the Compression Services Division.

     The lease agreements calls for quarterly payments. The following table provides future minimum lease payments (in thousands) under the lease exclusive of any guarantee payments:

        2000..................................................  $ 16,856
        2001..................................................    16,856
        2002..................................................    16,856
        2003..................................................    16,156
        2004..................................................     4,193
                                                                --------
                                                                $ 70,917
                                                                ========

   Other Operating Leases

     The Company is committed under various other noncancelable operating leases which primarily relate to office space and equipment.

     Future minimum rental commitments attributable to continuing operations under these noncancelable operating leases are as follows (in thousands):

        2000..................................................  $ 23,291
        2001..................................................    18,443
        2002..................................................    13,369
        2003..................................................     9,095
        2004..................................................     6,987
        Thereafter............................................    31,192
                                                                --------
                                                                $102,377
                                                                ========

     Total rent expense incurred under operating leases attributable to continuing operations was approximately $31.0 million, $26.4 million and $26.1 million for the years ended December 31, 1999, 1998, and 1997, respectively.

   Other Commitments

     In the fourth quarter of 1999 the Compression Services Division sold its manufacturing facility in Corpus Christi, Texas for $14.6 million. Under terms of the sale, the Compression Services Division has agreed to make purchases from that facility for approximately $38.0 million over a five-year period.

17.  RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of $3.0 million, $3.1 million and $2.7 million during 1999, 1998 and 1997, respectively, with a law firm in which a former director and a current executive officer of the Company were partners.

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


18. SEGMENT INFORMATION

   Foreign Operations

     Financial information by geographic segment for each of the three years ended December 31, 1999, is summarized below. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are long-term assets excluding deferred tax assets of $66.1 million, $16.7 million, and $12.8 million for 1999, 1998 and 1997, respectively, and net assets of discontinued operations.

                                               UNITED                    LATIN
                                               STATES       CANADA      AMERICA      EUROPE      OTHER       TOTAL
                                             ----------    --------    ---------    --------    --------   ---------
                                                                           (IN THOUSANDS)
1999
   Revenues from unaffiliated customers..    $  589,815    $229,672     $108,247    $140,458    $172,008   $1,240,200
   Long-lived assets.....................     1,162,077     298,394      168,109     319,957      76,165    2,024,702

1998
   Revenues from unaffiliated customers..    $  634,222    $233,304     $124,434    $162,738    $209,151   $1,363,849
   Long-lived assets.....................       674,243     288,091      128,141     149,231     104,861    1,344,567

1997
   Revenues from unaffiliated customers..    $  714,488    $212,398     $103,046    $147,809    $179,633   $1,357,374
   Long-lived assets.....................       832,116     113,596      130,446     141,253      62,306    1,279,717


   Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. In 1999, the Company redefined its business segments into four separate groups: drilling and intervention services, completion systems, artificial lift systems and compression services. The following information has been restated for all periods presented to reflect this regrouping.

     The Company's drilling and intervention services segment provides fishing and rental services, well installation services, cementing products and underbalanced drilling and specialty pipeline services.

     The Company's completion systems segment provides completion products and systems including packers, sand control, flow control, liner hangers, inflatable packers and intelligent well technology.

     The Company's artificial lift systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift, gas lift, electrical submersible pumps and hydraulic lift. This segment also offers well optimization and remote monitoring and control services.

     The Company's compression services segment packages, rents and sells parts and services for gas compressor units over a broad horsepower range.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Financial information by industry segment for each of the three years ended December 31, 1999 is summarized below. The total assets do not include the net assets of discontinued operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                    DRILLING
                                       AND
                                   INTERVENTION  COMPLETION     ARTIFICIAL   COMPRESSION
                                     SERVICES     SYSTEMS      LIFT SYSTEMS    SERVICES    CORPORATE      TOTAL
                                   ------------  -----------   -----------   -----------  -----------   ----------
                                                                (IN THOUSANDS)
1999
   Revenues from unaffiliated
     customers ..................   $  599,618   $  121,136    $  293,529    $  225,917   $     --      $1,240,200
   EBITDA (a) ...................      173,432       (7,428)       36,519        54,699      (23,746)      233,476
   Depreciation and amortization        97,151       14,117        20,064        33,125        2,201       166,658
   Operating income (loss) ......       76,281      (21,545)       16,455        21,574      (25,947)       66,818
   Total assets .................    1,117,884      424,505       615,887       662,695      138,957     2,959,928
   Capital expenditures for
     property, plant, and
     equipment...................       46,074       10,731        10,347        94,755       12,393       174,300

1998
   Revenues from unaffiliated
     customers ..................   $  739,079   $  118,093    $  329,196    $  177,481   $     --      $1,363,849
   EBITDA,  before  merger costs
     and other charges (a) ......      269,096        8,471        40,760        41,671      (24,219)      335,779
   Merger costs and other
     charges(b)..................       40,785        4,170        40,800         1,500       72,795       160,050

   Depreciation and amortization        87,382        8,113        19,183        23,079        1,801       139,558
   Operating income (loss) ......      140,929       (3,812)      (19,223)       17,092      (98,815)       36,171
   Total assets .................      823,836      198,311       592,370       388,220       90,664     2,093,401
   Capital expenditures for
     property, plant,
     and equipment...............      103,793        7,818        20,946        32,465        2,755       167,777
   Non-cash portion of merger
     costs and other charges ....       35,311        4,170        30,367         1,500       22,747        94,095

1997
   Revenues from unaffiliated
     customers ..................   $  846,282   $   82,719    $  249,476    $  178,897   $     --      $1,357,374
   EBITDA (a) ...................      288,134       13,416        31,736        36,440      (34,323)      335,403
   Depreciation and amortization        81,043        5,095         8,944        21,666        2,573       119,321
   Operating income (loss) ......      207,091        8,321        22,792        14,774      (36,896)      216,082
   Total assets .................      784,783      130,159       622,853       441,759       95,758     2,075,312
   Capital expenditures for
     property, plant,
     and equipment...............      110,658       10,764        20,213        35,705        2,970       180,310

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization, excluding the impact of merger costs and other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under generally accepted accounting principles, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

(b) Includes inventory write-downs of $22.4 million which have been classified as cost of products in the accompanying Consolidated Statements of Operations.

   Major Customers and Credit Risk

     Substantially all of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies or are secured by letters of credit or similar arrangements.

     In 1999, 1998, and 1997 there was no individual customer who accounted for 10% of consolidated revenues.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tabulation sets forth unaudited quarterly financial data for 1999 and 1998.

                                             1ST QTR.        2ND QTR.        3RD QTR.      4TH QTR.          TOTAL
                                           -----------     -----------     -----------   ------------      ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
   Revenues............................     $ 265,341      $ 278,588       $  323,632     $ 372,639        $1,240,200
   Gross Profit........................        81,666         75,440           85,651       103,550           346,307
   Income from Continuing
     Operations........................         3,762          1,933           3,022          7,489            16,206
   Loss from Discontinued
     Operations........................        (1,224)        (3,953)         (14,115)      (17,789)          (37,081)
   Net Income (Loss)...................         2,538         (2,020)         (11,093)      (10,300)          (20,875)
   Basic Earnings (Loss) Per Share:
     Continuing Operations.............     $    0.04      $     0.02      $    0.03      $    0.07        $     0.16
     Discontinued Operations...........         (0.01)          (0.04)         (0.14)         (0.16)            (0.37)
                                            ---------       ---------       --------       --------        ----------
   Net Income (Loss)...................     $    0.03      $    (0.02)     $   (0.11)     $   (0.09)       $    (0.21)
                                            =========      ==========      =========      =========        ==========
   Diluted Earnings (Loss) Per Share:
     Continuing Operations.............     $    0.04      $     0.02      $    0.03      $    0.07        $     0.16
     Discontinued Operations...........         (0.01)         (0.04)          (0.14)         (0.16)            (0.36)
                                            ---------      ---------       ---------      ---------        ----------
   Net Income (Loss)...................     $    0.03      $   (0.02)      $   (0.11)     $   (0.09)       $    (0.20)
                                            =========      =========       =========      =========        ==========

1998
   Revenues............................     $ 380,807      $ 358,831       $  322,258     $ 301,953        $1,363,849
   Gross Profit........................       130,675        112,854(1)       100,287        73,282(1)        417,098
   Income (Loss) from Continuing
     Operations........................        35,647        (38,723)          22,239       (20,046)             (883)
   Income (Loss) from Discontinued
     Operations........................        25,496         23,832           20,515        (4,123)           65,720
   Net Income (Loss)...................        61,143        (14,891)(1)       42,754       (24,169)(1)        64,837
   Basic Earnings (Loss) Per Share:
     Continuing Operations.............     $    0.37      $   (0.40)      $     0.23     $   (0.21)       $    (0.01)
     Discontinued Operations...........          0.26           0.25             0.21         (0.04)             0.68
                                            ---------      ----------      ----------     ---------        ----------
   Net Income (Loss)...................     $    0.63      $   (0.15)      $     0.44     $   (0.25)       $     0.67
                                            =========      =========       ==========     =========        ==========
   Diluted Earnings (Loss) Per Share:
     Continuing Operations.............     $    0.37      $   (0.40)      $     0.23     $   (0.21)       $    (0.01)
     Discontinued Operations...........          0.26           0.25             0.21         (0.04)             0.68
                                            ---------      ---------       ----------     ---------        ----------
   Net Income (Loss)...................     $    0.63      $   (0.15)      $     0.44     $   (0.25)       $     0.67
                                            =========      =========       ==========     =========        ==========


(1) The Company incurred $113.0 million and $47.0 million of pretax merger and other costs in the second and fourth quarters of 1998, respectively. The effect of these charges, net of tax, in the second and fourth quarters was $73.5 and $30.5 million, respectively. Of these charges, $9.9 million and $12.5 million related to the write-off of inventory and have been classified as cost of products in the accompanying Consolidated Statements of Operations.

20.      SUBSEQUENT EVENTS (UNAUDITED)

     In February 2000, the Company's Compression Services Division acquired Gas Services International, Ltd. ("GSI") for approximately $23.2 million. GSI's business units include compressor package rental, maintenance and service, and floating production storage and off loading platforms. GSI has locations in Indonesia, Dubai and Singapore.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G (3), information on executive compensation is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G (3), information on security ownership of certain beneficial owners and management is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G (3), information on certain relationships and related transactions is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          1. The consolidated financial statements of the Company are listed on page 45 of this report.

          2. The financial statement schedule is listed on page 45 of this report.

          3.   The exhibits of the Company are listed below under Item 14 (c).

     (b)  Reports on Form 8-K

          1. Current Report on Form 8-K dated November 12, 1999, containing pro forma financial information of the Company and Dailey International Inc.

          2. Current Report on Form 8-K dated October 22, 1999, announcing the following:

               (i) the Company's earnings for the three and nine months ended September 30, 1999,

               (ii) the Company's restated historical financial statements and Management's Discussion and Analysis for the years ended December 31, 1998, 1997 and 1996, the three months ended March 31, 1999 and 1998, and the three and six months ended June 30, 1999 and 1998, restated in light of the reclassification of Grant Prideco as a discontinued operation, and

               (iii) restated pro forma information for the Dailey International
                     Inc. acquisition to reflect Grant Prideco as discontinued operations.

(c)  Exhibits

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

2.1 Share Sale Agreement dated September 2, 1999, between the shareholders of Petroline Wellsystems Limited and Weatherford Eurasia Limited and Weatherford International, Inc. (including Registration Rights Undertaking attached as Annex A) (incorporated by reference to Exhibit 10.1 to Form 8-K (File 1-13086) filed September 7, 1999).

2.2 Agreement and Plan of Reorganization dated September 14, 1999, among Williams Tool Co., the shareholders of Williams Tool Co., the shareholders of Williams Tool Co. (Canada) Inc. (formerly 598148 Alberta Ltd.), Weatherford International, Inc. and Weatherford Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File 1-13086) filed September 24, 1999).

2.3 Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey International Inc. and certain subsidiaries of Dailey named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File 1-13086)).

2.4 Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Form 8-K on Form 8-K/A, File 1-13086, filed March 9, 1998).

2.5 Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, filed April 21, 1998).

2.6 Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.3 to Form 8-K, File 1-13086, filed April 23, 1998).

2.7 Share Purchase Agreement made and entered into as of January 30, 1998, by and among the shareholders of Nika Enterprises Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools Canada Ltd., an Alberta corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

2.8 Agreement and Plan of Merger dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to
                  Exhibit 2.1 to Form 8-K, File 1-13086, filed December 31,
                  1997).

2.9 Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Companies, Inc., Total Logistic Control, LLC and C2, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, filed December 31, 1997).

2.10 Letter Agreement dated December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. (incorporated by reference to Exhibit 2.3 to Form 8-K, File 1-13086, filed December 31, 1997).

2.11 Amended and Restated Arrangement Agreement by and between Taro Industries Limited, and EVI, Inc. and 756745 Alberta Ltd. and 759572 Alberta Ltd. dated as of December 5, 1997 (incorporated by reference to Exhibit 2.4 to Form 8-K, File 1-13086, filed December 31, 1997).

2.12 Stock Purchase Agreement dated as of October 9, 1997, between EVI, Inc. and PACCAR Inc. (incorporated by reference to
                  Exhibit 2.1 to Form 8-K, File 1-13086, filed October 21,
                  1997).

2.13 Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of BMW Pump Inc., the shareholder of Makelki Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta Ltd., the shareholders of 391862 Alberta Ltd. and EVI, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, filed October 21,
                  1997).

2.14 Agreement and Plan of Merger dated as of December 5, 1996, among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and New GulfMark International, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, filed December 26, 1996).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

2.15 Agreement and Plan of Distribution dated as of December 5, 1996, by and among GulfMark International, Inc., New GulfMark International, Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit 2.3 to Form 8-K, File 1-13086, filed December 26, 1996).

2.16 First Amendment to Agreement and Plan of Merger dated as of March 27, 1997, by and among Energy Ventures, Inc., GulfMark Acquisition Co., GulfMark International, Inc. and GulfMark Offshore, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4, as amended (Reg. No. 333-24133)).

2.17 Amendment No. 1 dated as of May 26, 1998, to the Agreement and Plan of Merger dated as of December 12, 1997 and to the Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc., C2, Inc. and Total Logistic Control, LLC (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-4, as amended (Reg. No. 333-58741)).

2.18 Amended and Restated Agreement and Plan of Merger among Weatherford International, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. dated as of October 14, 1998 (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

2.19 Amendment No. 2 to Logistic Purchase Agreement by and among Weatherford International, Inc., Total Logistic Control, LLC, Christiana Companies, Inc. and C2, Inc. dated as of October 12, 1998 (incorporated by reference to Exhibit 2.20 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

2.20 Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, by and among Weatherford International, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. dated as of January 5, 1999 (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

2.21 Amendment No. 3 to Logistic Purchase Agreement, by and among Weatherford International, Inc., Total Logistic Control, LLC, Christiana Companies, Inc. and C2, Inc. dated as of January 5,1999 (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K, File 1-13086, filed June 2, 1998).

4.1 See Exhibit Nos. 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining the rights of the holders of Common Stock.

4.2 Amended and Restated Credit Agreement dated as of May 27, 1998, among EVI Weatherford, Inc., EVI Oil Tools Canada Ltd., Chase Bank of Texas, National Association, as U.S. Administrative Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Agent, ABN AMRO Bank, N.V., as Syndication Agent, and the other Lenders defined therein, including the forms of Notes (incorporated by reference to Exhibit 4.1 to the Form 8-K, File 1-13086, filed June 16,
                  1998).

4.3 Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.'s Current Report on Form 8-K, File No. 1-7867, dated May 28, 1996).

4.4 First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to Form 8-K, File 1-13086, filed June 2,
                  1998).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

  4.5 Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May 15, 2006 (incorporated by reference to Exhibit 4.2 to Weatherford Enterra, Inc.'s Current Report on Form 8-K, File No. 1-7867, dated May 28, 1996).

  4.6 Indenture dated as of October 15, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3 (Reg. No. 333-45207)).

  4.7 First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (including form of Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File 1-13086, filed November 5,
                  1997).

  4.8 Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Lehman Brothers Inc., Prudential Securities Incorporated and Schroder & Co. Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K, File 1-13086, filed November 5, 1997).

  4.9 Participation Agreement dated December 8, 1998 by and among Weatherford Enterra Compression Company, L.P., ABN AMRO Bank N.V., as Administrative Agent, Arranger and Syndication Agent, Chase Bank of Texas, National Association, and the Lessors listed on Schedule I thereto (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

  4.10 Master Lease Intended as Security dated as of December 8, 1998 between Weatherford Enterra Compression Company, L.P., as Lessee, and ABN AMRO Bank N.V., as Administrative Agent for the Lessors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

  4.11 Guaranty Agreement dated as of December 8, 1998 between Weatherford International, Inc. and ABN AMRO Bank N.V., as Administrative Agent for the Lessors (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

*+10.1            Employment Agreement with Mark Hoppman and Gary Warren.

*10.2 Employment Agreement dated as of March 1, 1999, between Weatherford International, Inc. and Bruce F. Longaker, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-13086)).

*10.3 Weatherford Enterra, Inc. Non-Employee Director Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).

*10.4 Weatherford International Incorporated 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit
                  10.3 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

*10.5 Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

*10.6 Weatherford Enterra, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-8 (Reg. No. 333-53633)).

*10.7 Weatherford Enterra, Inc. Restricted Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit
                  10.6 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

*10.8 Amended and Restated Change of Control Agreement with Jon Nicholson (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

 *10.9 Change of Control Agreement with Randall D. Stilley (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-17867)).

*10.10            Indemnification Agreements with Robert K. Moses, Jr.
                  (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)); and Randall D. Stilley (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-17867)).

*10.11 Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to Form 10-Q, File 1-13086, filed August 14, 1998).

*10.12 Energy Ventures, Inc. Executive Deferred Compensation Stock Ownership Plan and related Trust Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed November 16,
                  1992).

*10.13 First Amendment to Energy Ventures, Inc. Executive Deferred Compensation Stock Ownership Plan dated June 28, 1993 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Reg. No. 33-65790)).

*10.14 Energy Ventures, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Form 10-Q, File 1-13086, filed November 16, 1992).

*10.15 Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed August 8, 1991).

*10.16 Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531)).

*10.17 Energy Ventures, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

*10.18 Form of Stock Option Agreement under the Company's Employee Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

*10.19 Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q, File 1-13086, filed August 12, 1995).

*10.20 Employment Agreements with each of Bernard J. Duroc-Danner, Frances R. Powell, John C. Coble and Robert Stiles (incorporated by reference to Exhibit No. 10.9 to Form 10-K, File 1-13086, filed March 27, 1998).

*10.21            Employment Agreement dated March 16, 1998, between EVI, Inc.
                  and Curtis W. Huff (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13086)).

*10.22            Employment Agreements with E. Lee Colley, III, Donald R.
                  Galletly, Jon R. Nicholson and Randall D. Stilley (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

*10.23 Weatherford International, Inc. 1998 Employee Stock Option Plan, including form of agreement for officers (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

*10.24 Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit
                  10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

*10.25 Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

 10.26 Formation Agreement dated as of February 2, 1999, by and among Weatherford International, Inc., Weatherford Enterra Compression Company, L.P., General Electric Capital Corporation and Global Compression Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, File 1-13086, filed February 5, 1999).

 10.27 Limited Partnership Agreement of Weatherford Global Compression Services, L.P. dated as of February 2, 1999, by and among Weatherford Global Compression Holding, L.L.C., Weatherford Enterra Compression Company, L.P. and Global Compression Services, Inc. (incorporated by reference to
                  Exhibit 10.2 to Form 8-K, File 1-13086, filed February 5,
                  1999).

 10.28 Limited Liability Company Agreement of Weatherford Global Compression Holding, L.L.C. dated as of February 2, 1999, by and between Weatherford Enterra Compression Company, L.P. and Global Compression Services, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K, File 1-13086, filed February 5,
                  1999).

 10.29 Registration Rights Agreement dated as of February 2, 1999, among Weatherford Global Compression Services, L.P., Weatherford Enterra Compression Company, L.P. and Global Compression Services, Inc. (incorporated by reference to
                  Exhibit 10.4 to Form 8-K, File 1-13086, filed February 5,
                  1999).

 10.30 Manufacturing and Sales Agreement dated as of January 1, 1996, by and between Grant Prideco, S.A. and Oil Country Tubular Limited (incorporated by reference to Exhibit No. 10.34 to Form 10-K, File 1-13086, filed March 20, 1996).

 10.31 Amended and Restated Lease Agreement dated May 3, 1996, between Baker Hughes Oilfield Operations, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit No. 10.14 to Form 10-K, as amended by Form 10-K/A, File 1-13086, filed March 24, 1997).

 10.32 The Woodward, Oklahoma lease agreements as amended (incorporated by reference to Exhibit No. 10.32 to Form 10-K, File 1-13086, filed March 23, 1995).

+21.1             Subsidiaries of Weatherford International, Inc.

+23.1             Consent of Arthur Andersen LLP.

+27.1             Financial Data Schedule.

----------
*  Management contract or compensatory plan or arrangement

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

     (d)  Financial Statement Schedule

                                   SCHEDULE II

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                       ADDITIONS
                                                               ------------------------
                                                  BALANCE AT   CHARGED TO                                  BALANCE AT
                                                  BEGINNING     COSTS AND                                    END OF
                DESCRIPTION                       OF PERIOD     EXPENSES    COLLECTIONS    DEDUCTIONS        PERIOD
--------------------------------------------      ----------   ----------   -----------    ----------      ----------
                                                                            (IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1999:
   Allowance for uncollectible accounts
     receivable.............................       $19,398       $ 5,083         $352        $(4,951)         $19,882
YEAR ENDED DECEMBER 31, 1998:
   Allowance for uncollectible accounts
     receivable.............................       $23,077       $ 2,189         $910        $(6,778)         $19,398
YEAR ENDED DECEMBER 31, 1997:
   Allowance for uncollectible accounts
     receivable.............................       $16,635       $13,088         $180        $(6,826)         $23,077

All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 15, 2000.

                                        WEATHERFORD INTERNATIONAL, INC.



                                         By:     /s/ Bernard J. Duroc-Danner
                                            ------------------------------------
                                                   Bernard J. Duroc-Danner
                                             President, Chief Executive Officer,
                                             Chairman of the Board and Director
                                                (Principal Executive Officer)


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


                  Signature                                          Title                                 Date
                  ---------                                          -----                                 ----


                                                 President, Chief Executive Officer, Chairman         March 15, 2000
         /s/ Bernard J. Duroc-Danner                       of the Board and Director
--------------------------------------------             (Principal Executive Officer)
           Bernard J. Duroc-Danner

                                                 Executive Vice President and Chief Financial         March 15, 2000
             /s/ Curtis W. Huff                                     Officer
--------------------------------------------      (Principal Finance and Accounting Officer)
               Curtis W. Huff


            /s/ Philip Burguieres                                  Director                           March 15, 2000
--------------------------------------------
              Philip Burguieres


            /s/ David J. Butters                                   Director                           March 15, 2000
--------------------------------------------
              David J. Butters


            /s/ Sheldon B. Lubar                                   Director                           March 15, 2000
--------------------------------------------
              Sheldon B. Lubar


           /s/ William E. Macaulay                                 Director                           March 15, 2000
--------------------------------------------
             William E. Macaulay


            /s/ Robert B. Millard                                  Director                           March 15, 2000
--------------------------------------------
              Robert B. Millard


          /s/ Robert K. Moses, Jr.                                 Director                           March 15, 2000
--------------------------------------------
            Robert K. Moses, Jr.


             /s/ Robert A. Rayne                                   Director                           March 15, 2000
--------------------------------------------
               Robert A. Rayne

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
2.1               Share Sale Agreement dated September 2, 1999, between the
                  shareholders of Petroline Wellsystems Limited and Weatherford
                  Eurasia Limited and Weatherford International, Inc. (including
                  Registration Rights Undertaking attached as Annex A)
                  (incorporated by reference to Exhibit 10.1 to Form 8-K (File
                  1-13086) filed September 7, 1999).

2.2 Agreement and Plan of Reorganization dated September 14, 1999, among Williams Tool Co., the shareholders of Williams Tool
                  Co., the shareholders of Williams Tool Co. (Canada) Inc.
                  (formerly 598148 Alberta Ltd.), Weatherford International,
                  Inc. and Weatherford Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File 1-13086) filed
                  September 24, 1999).

2.3 Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey
                  International Inc. and certain subsidiaries of Dailey named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File 1-13086)).

2.4 Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Form 8-K on
                  Form 8-K/A, File 1-13086, filed March 9, 1998).

2.5 Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, filed
                  April 21, 1998).

2.6 Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc.
                  (incorporated by reference to Exhibit 2.3 to Form 8-K, File
                  1-13086, filed April 23, 1998).

2.7               Share Purchase Agreement made and entered into as of January
                  30, 1998, by and among the shareholders of Nika Enterprises
                  Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools Canada Ltd., an Alberta corporation
                  (incorporated by reference to Exhibit 2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

2.8 Agreement and Plan of Merger dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana
                  Companies, Inc. and C2, Inc. (incorporated by reference to
                  Exhibit 2.1 to Form 8-K, File 1-13086, filed December 31,
                  1997).

2.9 Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Companies, Inc., Total Logistic Control, LLC and C2, Inc. (incorporated by reference to Exhibit 2.2 to Form
                  8-K, File 1-13086, filed December 31, 1997).

2.10              Letter Agreement dated December 12, 1997, by and among EVI,
                  Inc., Christiana Acquisition, Inc., Christiana Companies, Inc.
                  and C2, Inc. (incorporated by reference to Exhibit 2.3 to Form
                  8-K, File 1-13086, filed December 31, 1997).

2.11              Amended and Restated Arrangement Agreement by and between Taro
                  Industries Limited, and EVI, Inc. and 756745 Alberta Ltd. and
                  759572 Alberta Ltd. dated as of December 5, 1997 (incorporated by reference to Exhibit 2.4 to Form 8-K, File 1-13086, filed
                  December 31, 1997).

2.12              Stock Purchase Agreement dated as of October 9, 1997, between
                  EVI, Inc. and PACCAR Inc. (incorporated by reference to
                  Exhibit 2.1 to Form 8-K, File 1-13086, filed October 21,
                  1997).

2.13 Stock Purchase Agreement dated as of October 9, 1997, among certain shareholders of BMW Monarch (Lloydminster) Ltd., the shareholders of BMW Pump Inc., the shareholder of Makelki
                  Holdings Ltd., the shareholder of 589979 Alberta Ltd., the shareholders of 600969 Alberta Ltd., the shareholders of 391862 Alberta Ltd. and EVI, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, filed October 21,
                  1997).

2.14 Agreement and Plan of Merger dated as of December 5, 1996, among Energy Ventures, Inc., GulfMark Acquisition Co.,
                  GulfMark International, Inc. and New GulfMark International,
                  Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K,
                  File 1-13086, filed December 26, 1996).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

2.15              Agreement and Plan of Distribution dated as of December 5,
                  1996, by and among GulfMark International, Inc., New GulfMark
                  International, Inc. and Energy Ventures, Inc. (incorporated by reference to Exhibit 2.3 to Form 8-K, File 1-13086, filed
                  December 26, 1996).

2.16 First Amendment to Agreement and Plan of Merger dated as of March 27, 1997, by and among Energy Ventures, Inc., GulfMark
                  Acquisition Co., GulfMark International, Inc. and GulfMark
                  Offshore, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4, as amended (Reg. No.
                  333-24133)).

2.17              Amendment No. 1 dated as of May 26, 1998, to the Agreement and
                  Plan of Merger dated as of December 12, 1997 and to the Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies,
                  Inc., C2, Inc. and Total Logistic Control, LLC (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-4, as amended (Reg. No. 333-58741)).

2.18              Amended and Restated Agreement and Plan of Merger among
                  Weatherford International, Inc., Christiana Acquisition, Inc.,
                  Christiana Companies, Inc. and C2, Inc. dated as of October
                  14, 1998 (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

2.19              Amendment No. 2 to Logistic Purchase Agreement by and among
                  Weatherford International, Inc., Total Logistic Control, LLC,
                  Christiana Companies, Inc. and C2, Inc. dated as of October
                  12, 1998 (incorporated by reference to Exhibit 2.20 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

2.20              Amendment No. 1 to Amended and Restated Agreement and Plan of
                  Merger, by and among Weatherford International, Inc.,
                  Christiana Acquisition, Inc., Christiana Companies, Inc. and
                  C2, Inc. dated as of January 5, 1999 (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

2.21              Amendment No. 3 to Logistic Purchase Agreement, by and among
                  Weatherford International, Inc., Total Logistic Control, LLC,
                  Christiana Companies, Inc. and C2, Inc. dated as of January
                  5,1999 (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

3.1               Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1998 (File No. 1-13086)).

3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K, File 1-13086, filed June
                  2, 1998).

4.1               See Exhibit Nos. 3.1 and 3.2 for provisions of the Amended and
                  Restated Certificate of Incorporation and Amended and Restated
                  By-Laws of the Registrant defining the rights of the holders of Common Stock.

4.2               Amended and Restated Credit Agreement dated as of May 27,
                  1998, among EVI Weatherford, Inc., EVI Oil Tools Canada Ltd.,
                  Chase Bank of Texas, National Association, as U.S.
                  Administrative Agent, The Bank of Nova Scotia, as
                  Documentation Agent and Canadian Agent, ABN AMRO Bank, N.V., as Syndication Agent, and the other Lenders defined therein, including the forms of Notes (incorporated by reference to Exhibit 4.1 to the Form 8-K, File 1-13086, filed June 16,
                  1998).

4.3               Indenture dated May 17, 1996, between Weatherford Enterra,
                  Inc. and Bank of Montreal Trust Company, as Trustee
                  (incorporated by reference to Exhibit 4.1 to Weatherford
                  Enterra, Inc.'s Current Report on Form 8-K, File No. 1-7867, dated May 28, 1996).

4.4               First Supplemental Indenture dated and effective as of May 27,
                  1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal
                  Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to Form 8-K, File 1-13086, filed June 2,
                  1998).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

   4.5            Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May 15,
                  2006 (incorporated by reference to Exhibit 4.2 to Weatherford
                  Enterra, Inc.'s Current Report on Form 8-K, File No. 1-7867, dated May 28, 1996).

   4.6            Indenture dated as of October 15, 1997, between EVI, Inc. and
                  The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3 (Reg. No. 333-45207)).

   4.7 First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee
                  (including form of Debenture) (incorporated by reference to Exhibit 4.2 to Form 8-K, File 1-13086, filed November 5,
                  1997).

   4.8 Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated, Donaldson,
                  Lufkin & Jenrette Securities Corporation, Credit Suisse First
                  Boston Corporation, Lehman Brothers Inc., Prudential
                  Securities Incorporated and Schroder & Co. Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K, File 1-13086, filed
                  November 5, 1997).

   4.9            Participation Agreement dated December 8, 1998 by and among
                  Weatherford Enterra Compression Company, L.P., ABN AMRO Bank
                  N.V., as Administrative Agent, Arranger and Syndication Agent,
                  Chase Bank of Texas, National Association, and the Lessors listed on Schedule I thereto (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 (Reg.
                  No. 333-65663)).

   4.10 Master Lease Intended as Security dated as of December 8, 1998 between Weatherford Enterra Compression Company, L.P., as
                  Lessee, and ABN AMRO Bank N.V., as Administrative Agent for the Lessors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

   4.11           Guaranty Agreement dated as of December 8, 1998 between
                  Weatherford International, Inc. and ABN AMRO Bank N.V., as
                  Administrative Agent for the Lessors (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

*+10.1            Employment Agreement with Mark Hoppman and Gary Warren.

 *10.2            Employment Agreement dated as of March 1, 1999, between
                  Weatherford International, Inc. and Bruce F. Longaker, Jr.
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999 (File No. 1-13086)).

 *10.3            Weatherford Enterra, Inc. Non-Employee Director Stock Option
                  Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No.
                  1-7867)).

 *10.4 Weatherford International Incorporated 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit
                  10.3 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

 *10.5 Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

 *10.6            Weatherford Enterra, Inc. Amended and Restated Employee Stock
                  Purchase Plan (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-8 (Reg. No.
                  333-53633)).

 *10.7 Weatherford Enterra, Inc. Restricted Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit
                  10.6 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

 *10.8            Amended and Restated Change of Control Agreement with Jon
                  Nicholson (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

*10.9             Change of Control Agreement with Randall D. Stilley
                  (incorporated by reference to Exhibit 10.1 to Weatherford
                  Enterra, Inc.'s Annual Report on Form 10-K for the year ended
                  December 31, 1997 (File No. 1-17867)).

*10.10            Indemnification Agreements with Robert K. Moses, Jr.
                  (incorporated by reference to Exhibit 10.10 to Weatherford
                  Enterra, Inc.'s Annual Report on Form 10-K for the year ended
                  December 31, 1987 (File No. 1-7867)); Philip Burguieres
                  (incorporated by reference to Exhibit 10.4 to Weatherford
                  Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay
                  (incorporated by reference to Exhibit 10.2 to Weatherford
                  Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); Jon Nicholson
                  (incorporated by reference to Exhibit 10.2 to Weatherford
                  Enterra, Inc.'s Annual Report on Form 10-K for the year ended
                  December 31, 1996 (File No. 1-7867)); and Randall D. Stilley
                  (incorporated by reference to Exhibit 10.1 to Weatherford
                  Enterra, Inc.'s Annual Report on Form 10-K for the year ended
                  December 31, 1997 (File No. 1-17867)).

*10.11            Employment Agreement dated as of June 15, 1998, between EVI
                  Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to Form 10-Q, File 1-13086, filed August 14, 1998).

*10.12            Energy Ventures, Inc. Executive Deferred Compensation Stock
                  Ownership Plan and related Trust Agreement (incorporated by reference to Form 10-Q, File 1-13086, filed November 16,
                  1992).

*10.13            First Amendment to Energy Ventures, Inc. Executive Deferred
                  Compensation Stock Ownership Plan dated June 28, 1993
                  (incorporated by reference to Exhibit 4.3 to the Registration
                  Statement on Form S-8 (Reg. No. 33-65790)).

*10.14            Energy Ventures, Inc. Non-Employee Director Deferred
                  Compensation Plan (incorporated by reference to Form 10-Q,
                  File 1-13086, filed November 16, 1992).

*10.15            Energy Ventures, Inc. 1991 Non-Employee Director Stock Option
                  Plan and Form of Agreement (incorporated by reference to Form
                  10-Q, File 1-13086, filed August 8, 1991).

*10.16 Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531)).

*10.17 Energy Ventures, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

*10.18            Form of Stock Option Agreement under the Company's Employee
                  Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Reg. No. 33-31662)).

*10.19            Amended and Restated Non-Employee Director Stock Option Plan
                  (incorporated by reference to Exhibit 10.1 to Form 10-Q, File
                  1-13086, filed August 12, 1995).

*10.20            Employment Agreements with each of Bernard J. Duroc-Danner,
                  Frances R. Powell, John C. Coble and Robert Stiles
                  (incorporated by reference to Exhibit No. 10.9 to Form 10-K,
                  File 1-13086, filed March 27, 1998).

*10.21            Employment Agreement dated March 16, 1998, between EVI, Inc.
                  and Curtis W. Huff (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13086)).

*10.22            Employment Agreements with E. Lee Colley, III, Donald R.
                  Galletly, Jon R. Nicholson and Randall D.Stilley (incorporated by reference to Exhibit 10.21 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1998 (File
                  No. 1-13086)).

*10.23            Weatherford International, Inc. 1998 Employee Stock Option
                  Plan, including form of agreement for officers (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No.
                  1-13086)).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

*10.24 Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit
                  10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

*10.25            Form of Warrant Agreement with Robert K. Moses, Jr. dated
                  September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

 10.26 Formation Agreement dated as of February 2, 1999, by and among Weatherford International, Inc., Weatherford Enterra
                  Compression Company, L.P., General Electric Capital
                  Corporation and Global Compression Services, Inc.
                  (incorporated by reference to Exhibit 10.1 to Form 8-K, File
                  1-13086, filed February 5, 1999).

 10.27            Limited Partnership Agreement of Weatherford Global
                  Compression Services, L.P. dated as of February 2, 1999, by and among Weatherford Global Compression Holding, L.L.C.,
                  Weatherford Enterra Compression Company, L.P. and Global
                  Compression Services, Inc. (incorporated by reference to
                  Exhibit 10.2 to Form 8-K, File 1-13086, filed February 5,
                  1999).

 10.28            Limited Liability Company Agreement of Weatherford Global
                  Compression Holding, L.L.C. dated as of February 2, 1999, by and between Weatherford Enterra Compression Company, L.P. and
                  Global Compression Services, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K, File 1-13086, filed February 5,
                  1999).

 10.29 Registration Rights Agreement dated as of February 2, 1999, among Weatherford Global Compression Services, L.P.,
                  Weatherford Enterra Compression Company, L.P. and Global
                  Compression Services, Inc. (incorporated by reference to
                  Exhibit 10.4 to Form 8-K, File 1-13086, filed February 5,
                  1999).

 10.30 Manufacturing and Sales Agreement dated as of January 1, 1996, by and between Grant Prideco, S.A. and Oil Country Tubular
                  Limited (incorporated by reference to Exhibit No. 10.34 to
                  Form 10-K, File 1-13086, filed March 20, 1996).

 10.31 Amended and Restated Lease Agreement dated May 3, 1996, between Baker Hughes Oilfield Operations, Inc. and Grant
                  Prideco, Inc. (incorporated by reference to Exhibit No. 10.14 to Form 10-K, as amended by Form 10-K/A, File 1-13086, filed
                  March 24, 1997).

 10.32            The Woodward, Oklahoma lease agreements as amended
                  (incorporated by reference to Exhibit No. 10.32 to Form 10-K,
                  File 1-13086, filed March 23, 1995).

+21.1             Subsidiaries of Weatherford International, Inc.

+23.1             Consent of Arthur Andersen LLP.

+27.1             Financial Data Schedule.

----------
*  Management contract or compensatory plan or arrangement

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