Form 10-Q
period 2000-03-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2000-05-15
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                         Commission file number 1-13086

                         WEATHERFORD INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its Charter)

            Delaware                                       04-2515019
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

515 Post Oak Blvd., Suite 600, Houston, Texas              77027-3415
 (Address of principal executive offices)                  (Zip Code)

                                 (713) 693-4000
               (Registrant's telephone number, include area code)


              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Title of Class                           Outstanding at May 8, 2000
       --------------                           --------------------------
Common Stock, par value $1.00                          108,492,876

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                  MARCH 31,            DECEMBER 31,
                                                                                    2000                   1999
                                                                                -------------          -------------
                                                                                 (Unaudited)
                          ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents...........................................         $     27,551           $     44,361
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $20,971 and $19,882, Respectively.....................              385,649                352,139
   Inventories.........................................................              401,029                364,607
   Other Current Assets................................................              128,271                108,042
                                                                                -------------          -------------
                                                                                     942,500                869,149
                                                                                -------------          -------------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
   NET OF ACCUMULATED DEPRECIATION.....................................              878,236                898,996

GOODWILL, NET..........................................................            1,009,429                991,679
NET ASSETS OF DISCONTINUED OPERATIONS..................................              568,323                553,861
DEFERRED TAX ASSET.....................................................               66,028                 66,077
OTHER ASSETS...........................................................              135,530                134,027
                                                                                -------------          -------------
                                                                                $  3,600,046           $  3,513,789
                                                                                =============          =============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-Term Borrowings and Current Portion of Long-Term Debt.........         $    394,262           $    322,767
   Accounts Payable....................................................              131,672                117,530
   Accrued Salaries and Benefits.......................................               50,337                 55,586
   Other Current Liabilities...........................................              162,762                170,197
                                                                                -------------          -------------
                                                                                     739,033                666,080
                                                                                -------------          -------------
LONG-TERM DEBT.........................................................              224,483                226,603
MINORITY INTEREST......................................................              198,965                198,597
DEFERRED INCOME TAXES AND OTHER........................................              197,900                186,611
5% CONVERTIBLE SUBORDINATED PREFERRED
   EQUIVALENT DEBENTURES...............................................              402,500                402,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $1 Par Value, Authorized 250,000 Shares,
     Issued 120,379 and 120,200 Shares, Respectively...................              120,379                120,200
   Capital in Excess of Par Value......................................            1,534,546              1,526,648
   Treasury Stock, at Cost.............................................             (310,547)              (309,963)
   Retained Earnings...................................................              592,845                586,310
   Accumulated Other Comprehensive Loss................................             (100,058)               (89,797)
                                                                                -------------          -------------
                                                                                   1,837,165              1,833,398
                                                                                -------------          -------------
                                                                                 $ 3,600,046           $  3,513,789
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                               -------------------------------------
                                                                                   2000                    1999
                                                                               --------------          -------------
REVENUES:
  Products..............................................................       $    178,789            $   116,891
  Services and Rentals..................................................            216,593                148,450
                                                                               --------------          -------------
                                                                                    395,382                265,341
COSTS AND EXPENSES:
  Cost of Products......................................................            126,193                 81,122
  Cost of Services and Rentals..........................................            154,799                102,553
  Selling, General and Administrative Attributable to Segments..........             78,973                 60,918
  Corporate General and Administrative..................................              8,578                  5,572
  Equity in Earnings of Unconsolidated Affiliates.......................               (834)                  (454)
                                                                               --------------          -------------
OPERATING INCOME........................................................             27,673                 15,630

OTHER INCOME (EXPENSE):
  Interest Income.......................................................                617                  1,505
  Interest Expense......................................................            (13,022)               (10,000)
  Other, Net............................................................                970                   (936)
                                                                               --------------          -------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST........................             16,238                  6,199
PROVISION FOR INCOME TAXES .............................................             (5,682)                (1,699)
                                                                               --------------          -------------
INCOME BEFORE MINORITY INTEREST.........................................             10,556                  4,500
MINORITY INTEREST EXPENSE, NET OF TAX...................................               (563)                  (738)
                                                                               --------------          -------------
INCOME FROM CONTINUING OPERATIONS.......................................              9,993                  3,762
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX...........................             (3,458)                (1,224)
                                                                               --------------          -------------
NET INCOME..............................................................       $      6,535            $     2,538
                                                                               ==============          =============
BASIC EARNINGS (LOSS) PER SHARE:
  Income From Continuing Operations.....................................       $       0.09            $      0.04
  Loss From Discontinued Operations.....................................              (0.03)                 (0.01)
                                                                               --------------          -------------
NET INCOME PER SHARE....................................................       $       0.06            $      0.03
                                                                               ==============          =============
DILUTED EARNINGS (LOSS) PER SHARE:
  Income From Continuing Operations.....................................       $       0.09            $      0.04
  Loss From Discontinued Operations.....................................              (0.03)                 (0.01)
                                                                               --------------          -------------
NET INCOME PER SHARE....................................................       $       0.06            $      0.03
                                                                               ==============          =============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................................................            108,752                 97,315
                                                                               ==============          =============
  Diluted...............................................................            111,318                 98,007
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                    2000                   1999
                                                                                -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income............................................................        $     6,535            $      2,538
  Adjustments to Reconcile Net Income to Net Cash
     Provided (Used) by Operating Activities:
     Depreciation and Amortization......................................             48,414                  39,049
     Loss from Discontinued Operations..................................              3,458                   1,224
     Minority Interest Expense, Net of Tax..............................                563                     738
     Deferred Income Tax Provision .....................................              1,411                   3,363
     Gain on Sales of Property, Plant and Equipment.....................               (416)                 (2,270)
     Change in Operating Assets and Liabilities, Net of Effects
       of Businesses Acquired...........................................            (93,627)                (27,775)
                                                                                -------------          -------------
       Net Cash Provided (Used) by Continuing Operations................            (33,662)                 16,867
       Net Cash Used by Discontinued Operations.........................            (16,706)                (33,685)
                                                                                -------------          -------------
       Net Cash Used by Operating Activities............................            (50,368)                (16,818)
                                                                                -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired.......................            (16,975)                (27,049)
  Capital Expenditures for Property, Plant and Equipment................            (39,019)                (28,666)
  Acquisitions and Capital Expenditures of
     Discontinued Operations............................................             (5,056)                 (4,106)
  Proceeds from Sales of Property, Plant and Equipment..................              5,138                   5,810
  Proceeds from Sale and Leaseback of Equipment.........................             17,025                      --
                                                                                -------------          -------------
       Net Cash Used by Investing Activities............................            (38,887)                (54,011)
                                                                                -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Short-Term Debt, Net....................................             74,589                  68,218
  Repayments of Long-Term Debt, Net.....................................             (4,284)                   (521)
  Proceeds from Exercise of Stock Options...............................              2,647                      --
  Acquisition of Treasury Stock.........................................               (615)                 (1,170)
  Other, Net............................................................                108                     112
                                                                                -------------          -------------
       Net Cash Provided by Financing Activities........................             72,445                  66,639
                                                                                -------------          -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............................            (16,810)                 (4,190)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................             44,361                  34,131
                                                                                -------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................        $    27,551            $     29,941
                                                                                =============          =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid.........................................................        $    10,638            $      6,715
  Income Taxes Paid, Net of Refunds.....................................              4,965                  10,638

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                            -----------------------------------------
                                                                                  2000                    1999
                                                                            ---------------         -----------------
Net Income.............................................................        $     6,535             $       2,538
Other Comprehensive Loss:
  Foreign Currency Translation Adjustment..............................            (10,261)                  (14,274)
                                                                            ---------------         -----------------
Comprehensive Loss.....................................................        $    (3,726)            $     (11,736)
                                                                            ===============         =================

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated condensed financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Consolidated Condensed Balance Sheet of Weatherford International, Inc. (the "Company") at March 31, 2000, the Consolidated Condensed Statement of Income for the three months ended March 31, 2000 and 1999, the Consolidated Condensed Cash Flows for the three months ended March 31, 2000 and 1999 and the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

     In October 1999, the Board of Directors of the Company approved a plan to distribute all of the outstanding shares of common stock of its wholly owned subsidiary, Grant Prideco, Inc. (the "Spin-off"), to holders of the Company's common stock, $1.00 par value ("Common Stock"). These shares were distributed at the close of business on April 14, 2000 to stockholders of record as of March 23, 2000. In connection with and prior to the Spin-off, the Company transferred its drilling products businesses to Grant Prideco, Inc. ("Grant Prideco"). As a result, the accompanying financial statements reflect the operations of Grant Prideco as discontinued operations (See Note 4).

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2000 classifications.

2.   INVENTORIES

     Inventories by category are as follows:

                                                                              MARCH 31,       DECEMBER 31,
                                                                                2000              1999
                                                                            -------------     -------------
                                                                                    (in thousands)
     Raw materials, components and supplies...........................      $   144,704          $ 159,380
     Work in process..................................................           54,844             34,089
     Finished goods...................................................          201,481            171,138
                                                                            -------------     -------------
                                                                            $   401,029        $   364,607
                                                                            =============     =============

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

3.   BUSINESS COMBINATIONS

     On January 12, 2000, the Company's Compression Services Division acquired Singapore-based Gas Services International Limited ("GSI") for a total of approximately $20.2 million. The acquisition is intended to expand this division's platform of full service capabilities in the Asia-Pacific and Middle Eastern markets. GSI's main business units include compressor package rental, maintenance and service, and floating production storage and offloading platforms. In addition to Singapore, GSI has service locations in Indonesia and the United Arab Emirates.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The Company also effected various other acquisitions during the three months ended March 31, 2000 for total consideration of approximately $10.0 million, of which $5.2 million was paid in cash and assumed debt and $4.8 million was paid in the form of shares of Common Stock.

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

     The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated condensed financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the Consolidated Condensed Balance Sheets related to the acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes in the preliminary allocations are not anticipated by management.

     The following presents the consolidated financial information for the Company on a pro forma basis assuming the Dailey acquisition had occurred on January 1, 1999. All other 1999 and 2000 acquisitions are not material individually nor in the aggregate with same year acquisitions, therefore, pro forma information is not presented. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1999, or that may be achieved in the future.

                                                                                                 THREE MONTHS
                                                                                             ENDED MARCH 31, 1999
                                                                                          ---------------------------
                                                                                            (in thousands, except
                                                                                              per share amounts)
    Revenues...........................................................................           $293,155
    Loss from continuing operations....................................................             (5,079)
    Net loss...........................................................................             (6,303)
    Basic loss per common share:
         Loss from continuing operations...............................................              (0.05)
         Net loss......................................................................              (0.06)
    Diluted loss per common share:
         Loss from continuing operations...............................................              (0.05)
         Net loss......................................................................              (0.06)

4.   DISCONTINUED OPERATIONS

     In October 1999, the Board of Directors of the Company approved a plan to spinoff Grant Prideco through a distribution by the Company to its stockholders of one share of stock of Grant Prideco for each share of Common Stock held by the Company's stockholders. The distribution was completed as of the close of business on April 14, 2000.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The results of operations for Grant Prideco are reflected in the accompanying Consolidated Condensed Statements of Income as discontinued operations, net of taxes. Condensed results of Grant Prideco were as follows:

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                      --------------------------
                                                                                           2000         1999
                                                                                      ------------  ------------
                                                                                             (in thousands)
    Revenues.....................................................................      $  107,145    $   88,493
                                                                                      ------------  ------------
    Income (loss) before interest
         allocation and income taxes.............................................         (1,015)          653
    Interest allocation..........................................................         (2,500)       (1,812)
    (Provision) benefit for income taxes.........................................             937          (65)
                                                                                      ------------  ------------
    Net loss before Spin-off-related
         costs...................................................................         (2,578)       (1,224)
    Spin-off-related costs, net of taxes.........................................           (880)           --
                                                                                      ------------  ------------
    Net loss.....................................................................      $  (3,458)    $  (1,224)
                                                                                      ============  =============

     In connection with the Spin-off, Grant Prideco issued an unsecured subordinated note to the Company in the amount of $100.0 million. The $100.0 million obligation bears interest at an annual rate equal to 10.0%. Interest payments are due quarterly, and principal and all unpaid interest is due no later than March 31, 2002. Under the terms of the note, Grant Prideco is required to repay this note with the proceeds of any debt or equity financing, excluding financing under a credit facility or any equity issued in connection with a business combination. The indebtedness of Grant Prideco to the Company is subordinated to the working capital obligations of Grant Prideco to its banks.

     The Drilling and Intervention Services Division and Artificial Lift Division of the Company purchase drill pipe and other related products from Grant Prideco. These purchases have been eliminated in the accompanying consolidated condensed financial statements. The amount purchased for the three months ended March 31, 2000 was $6.8 million and for the three months ended March 31, 1999 was $6.0 million. These purchases represent Grant Prideco's cost.

     The results from discontinued operations include a management fee charged to Grant Prideco of $0.5 million for the three months ended March 31, 2000 and $0.3 million for the three months ended March 31, 1999. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

     Grant Prideco was charged $1.4 million of costs related to the Company's information systems function in the three months ended March 31, 1999. There were no charges for the comparable period of 2000. Information systems charges were based on direct support provided, equipment usage and number of system users.

     Agreements Between the Company and Grant Prideco

     In connection with the Spin-off, Grant Prideco and the Company entered into a tax allocation agreement (the "Tax Allocation Agreement"). Under the terms of the Tax Allocation Agreement, Grant Prideco, is responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also requires that any tax liabilities associated with the Spin-off shall be paid by Grant Prideco subject to certain exceptions relating to changes in control of the Company. The Tax Allocation Agreement further provides that in the event there is a tax liability associated with the historical operations of Grant Prideco that is offset by a tax benefit of the Company, the Company will apply the tax benefit against such tax liability and will be reimbursed for the value of such tax benefit when and as the Company would have been able to otherwise utilize that tax benefit for its own businesses.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The Company entered into a transition services agreement with Grant Prideco for a period of one year from the Spin-off date. Under the agreement, the Company has agreed to provide certain services requested by Grant Prideco. The fee for these services is based on a cost-plus 10% basis. Under this agreement, transition services include accounting services, tax services, finance services, employee benefit services, information systems services, risk management services and may include any other similar services.

     The Company has also entered into a preferred customer agreement with Grant Prideco pursuant to which the Company agreed, for a three year period, to purchase at least 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. The Company is entitled to apply against its purchases a drill stem credit granted to it in the amount of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase.

5.   SHORT-TERM DEBT

     The Company's unsecured credit agreement provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of March 31, 2000, the Company had $70.0 million available under this agreement. Amounts outstanding under the facility accrue interest at the U.S. prime rate or a variable rate based on LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned by Standard and Poor's and Moody's Investor Service to the Company, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At March 31, 2000, the Company had $189.1 million in unsecured short-term borrowings outstanding under these arrangements.

6.   SALE AND LEASEBACK OF EQUIPMENT

     The Compression Services Division has entered into various sale and leaseback arrangements under which it has sold $256.8 million of compression units and has a right to sell up to another $93.2 million of compression units. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five year operating lease with a market-based purchase option.

     As of December 31, 1999, the Compression Services Division had sold compressors under these arrangements having appraised values and received cash of $239.8 million. During the three months ended March 31, 2000, the Compression Services Division sold additional compressors having an appraised value equal to the cash received of $17.0 million. The sales resulted in an additional pretax deferred gain of approximately $3.9 million, classified as Deferred Income Taxes and Other on the accompanying Consolidated Condensed Balance Sheets, which may be deferred until the end of the lease.

     The Company has guaranteed certain of the obligations of the joint venture with respect to the sale of $200.0 million of the compression units. The remaining sales by the joint venture were done on a non-recourse basis to the Company and recourse is limited solely to the assets of the joint venture.

     The following table provides future minimum lease payments (in thousands) under the aforementioned lease as of March 31, 2000:

      Remainder of 2000.......................................................   $      13,525
      2001....................................................................          18,175
      2002....................................................................          18,175
      2003....................................................................          17,476
      2004....................................................................           5,513
      2005....................................................................             142
                                                                                 --------------
                                                                                 $      73,006
                                                                                 ==============

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

7.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock plans. The effect of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") on diluted earnings per share is anti-dilutive and thus is not included in the calculation.

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                                        THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                  -----------------------------
                                                                                     2000              1999
                                                                                  ----------         ---------
                                                                                        (in thousands)
     Basic weighted average shares outstanding.............................          108,752            97,315
     Dilutive effect of stock option and restricted stock plans............            2,566               692
                                                                                    ---------        ----------
     Dilutive weighted average shares outstanding..........................          111,318            98,007
                                                                                    =========        ==========

8.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations for the periods shown:

                                                                                        THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                     2000             1999
                                                                                 --------------   --------------
                                                                                         (in thousands)

      Fair value of assets, net of cash acquired...........................      $       9,983    $     274,546
      Goodwill.............................................................             30,307           30,386
      Total liabilities, including minority interest.......................            (18,476)        (277,883)
      Common stock issued..................................................             (4,839)              --
                                                                                 --------------   --------------
      Cash consideration, net of cash acquired.............................      $      16,975    $      27,049
                                                                                 ==============   ==============

9.   SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company currently divides its business into four separate segments: drilling and intervention services, completion systems, artificial lift systems and compression services.

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

     Financial information by industry segment for each of the three months ended March 31, 2000 and 1999, is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                       ---------------------------
                                                                                           2000          1999
                                                                                       ------------   ------------
                                                                                             (in thousands)
Revenues from unaffiliated customers
     Drilling and Intervention Services ..................................              $ 187,529       $ 142,634
     Completion Systems ..................................................                 47,621          22,653
     Artificial Lift Systems .............................................                100,217          57,471
     Compression Services ................................................                 60,015          42,583
                                                                                        ---------       ---------
                                                                                        $ 395,382       $ 265,341
                                                                                        =========       =========
EBITDA (a)
     Drilling and Intervention Services ..................................              $  56,853       $  46,028
     Completion Systems ..................................................                  1,336          (2,715)
     Artificial Lift Systems .............................................                 14,172           3,991
     Compression Services ................................................                 11,553          12,584
     Corporate ...........................................................                 (7,827)         (5,209)
                                                                                        ---------       ---------
                                                                                        $  76,087       $  54,679
                                                                                        =========       =========
Depreciation and amortization
     Drilling and Intervention Services ..................................              $  26,009       $  23,856
     Completion Systems ..................................................                  6,451           2,427
     Artificial Lift Systems .............................................                  5,874           4,835
     Compression Services ................................................                  9,329           7,568
     Corporate ...........................................................                    751             363
                                                                                        ---------       ---------
                                                                                        $  48,414       $  39,049
                                                                                        =========       =========
Operating income (loss)
     Drilling and Intervention Services ..................................              $  30,844       $  22,172
     Completion Systems ..................................................                 (5,115)         (5,142)
     Artificial Lift Systems .............................................                  8,298            (844)
     Compression Services ................................................                  2,224           5,016
     Corporate ...........................................................                 (8,578)         (5,572)
                                                                                        ---------       ---------
                                                                                        $  27,673       $  15,630
                                                                                        =========       =========

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     As of March 31, 2000, total assets, excluding net assets of discontinued operations, were $1,104.1 million for Drilling and Intervention Services, $446.8 million for Completion Systems, $632.1 million for Artificial Lift Systems, $681.9 million for Compression Services and $166.8 million for Corporate.

     As of December 31, 1999, total assets, excluding net assets of discontinued operations, were $1,117.9 million for Drilling and Intervention Services, $424.5 million for Completion Systems, $615.9 million for Artificial Lift Systems, $662.7 million for Compression Services and $138.9 million for Corporate.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101, with an effective date of January 1, 2000, is required to be applied by June 30, 2000. The Company is currently evaluating the impact of SAB No. 101, but does not anticipate that application of this bulletin will have a material impact on its financial position or results of operations.

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

11.  SUBSEQUENT EVENTS

     On April 14, 2000, the Company completed the Spin-off of Grant Prideco. Each of the Company's stockholders received one share of Grant Prideco common stock for each share of the Company's stock held by such stockholders as of the close of business on March 23, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our business is conducted through four business segments: (1) Drilling and Intervention Services, (2) Completion Systems, (3) Artificial Lift Systems and
(4) Compression Services. We also have historically operated a Drilling Products segment that manufactured and sold drill pipe and other drill stem products and premium tubulars and connections. The operations of this segment were conducted through our Grant Prideco division.

     On April 14, 2000, we distributed to our stockholders all of the outstanding shares of Grant Prideco, Inc., which at the time of the distribution held substantially all of the operating assets used in our Drilling Products segment. As a result of this distribution, our Drilling Products Division is presented as a discontinued operation in the accompanying financial statements.

     The following is a discussion of our results of operations for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with our financial statements that are included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 included in our Annual Report on Form 10-K.

     Our discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to our section entitled "Forward-Looking Statements."

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and the price of oil and natural gas. Certain of our products and services, such as our fishing and rental services, our well installation services and our well completion services, are dependent on the level of exploration and development activity. Other products and services, such as our artificial lift systems and compression services, are dependent on oil and gas production activity. We currently estimate that between 40% and 50% of our continuing operations are primarily reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     In 1999, the price of oil hit a low of $11.07 per barrel and the North American and international rig counts reached historical lows of 534 and 556, respectively. During the second half of 1999, the price of oil increased due to demand and supply imbalances and members of the Organization of Petroleum Exporting Countries reducing production in compliance with production quotas. These conditions have resulted in world oil prices increasing over the past two quarters and trading in the $20 to $30 a barrel range.

     The following chart sets forth certain historical statistics that are reflective of the market conditions in which we operate:


                                                                HENRY HUB     NORTH AMERICAN     INTERNATIONAL
                                             WTI OIL (1)         GAS (2)       RIG COUNT (3)     RIG COUNT (3)
                                            ---------------  ---------------- ----------------  ----------------
     March 31, 2000....................      $  26.90        $    2.945            1,190              584
     December 31, 1999.................         25.60             2.329            1,177              575
     March 31, 1999....................         14.66             2.013              747              613

(1) Price per barrel of West Texas Intermediate crude oil as of March 31 and December 31 - Source: Applied Reasoning, Inc.

(2)  Price per MM/BTU as of March 31 and December 31 - Source: Oil World

(3)  Average rig count for the applicable month - Source: Baker Hughes Rig Count

     Our Artificial Lift Systems Division, which tracks very closely the United States and Canadian rig counts, was the first to benefit from the price improvements as many production projects were reinstated in light of the higher prices of oil, in particular heavy oil in Canada. Natural gas activity in Canada also increased significantly due to new pipelines and higher demand. Our

Drilling and Intervention Services Division was the next to benefit from the improved activity in North America, in particular in its fishing and rental and cementation businesses. Our international activity, which generally lags North American activity by around six months, remained depressed during the first quarter of 2000, but has begun to show initial signs of recovery.

     Looking forward to the remainder of 2000, we expect that demand for our products and services will steadily improve as the year progresses, with the strongest improvement expected in the second half of this year. The timing of improvements in our operations will be dependent upon the segment of the industry involved. In general, we expect the recovery to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES. This division is expected to see quarter on quarter improvements throughout the year in both revenue and profitability, with the strongest growth expected to occur in the second half of the year as the international markets strengthen. The anticipated improvements in this division during the second quarter are expected to be partially offset by seasonal declines in Canada, which contributed around 10% of revenues and 20% of operating profits for the division in the first quarter. Results for the full year will be heavily dependent on the continued recovery in the North American markets and the timing and strength of the recovery outside North America.

     COMPLETION SYSTEMS. Our Completion Systems Division is expected to continue to experience revenue growth throughout the year as it increases its sales and service infrastructure and manufacturing capabilities. Like our other divisions, we expect that the revenues and income for this division for the second quarter will be reduced by the seasonal downturn in Canada. The profitability of this division will also be reliant on increased drilling activity, particularly in the international markets, and the division's ability to successfully market its new products. In addition, we expect that results will be impacted throughout the year by relatively high selling, general and administrative expenses while the division positions itself for growth by expanding its sales, service and engineering operations worldwide. Accordingly, we currently expect that this division will operate at a loss during the second quarter and begin realizing an operating profit in the second half of the year.

     ARTIFICIAL LIFT SYSTEMS. We expect that our Artificial Lift Systems Division will continue to see improvements on a year on year basis in North American revenues as well as improvements in margins as a result of cost containment, pricing and higher throughput in our plants. This division, however, will be affected by the normal seasonal downturn in Canada in the second quarter. Canadian sales represented around 50% of this division's sales and operating profit during the first quarter. As a result, second quarter results for this division are expected to be down from the first quarter, with the amount of the decline to be dependent on the extent of the slowdown in Canada. Results for the remainder of the year will be heavily dependent on the United States and Canadian rig counts and heavy oil production in Canada.

     COMPRESSION SERVICES. Our Compression Services Division, which is less affected by day-to-day market factors, experienced a decline in operating profit and profitability in the first quarter as we began implementing a reorganization of its operations. This division was also affected by start-up and administrative costs associated with the expansion of its operations outside of North America. We currently expect that the reorganization of this division should be complete by the end of the second quarter and that benefits from this reorganization and the division's international operations should begin to be realized by the second half of the year.

     Overall, the level of market improvements for our businesses in 2000 will be heavily dependent on whether oil and natural gas prices can remain at or about their present levels and the impact that the recent commodity price increases will have on customer spending. Recent improvements in North America may be partially offset by a slower recovery in the international markets and second quarter results will be affected by lower seasonal activity in Canada. Although we believe that the activity levels in our industry have bottomed out and are recovering, the extent of the recovery is difficult to predict in light of the volatile nature of our business. In this regard, the strength of the recovery will be dependent on many external factors such as compliance with OPEC quotas, world economic conditions and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     The following charts contain selected financial data comparing our results for the three months ended March 31, 2000 and March 31, 1999:

      COMPARATIVE FINANCIAL DATA                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  -------------------------------
                                                                                      2000             1999
                                                                                  -------------    --------------
                                                                                     (in thousands, except
                                                                                    percentages and per share
                                                                                              data)
       Revenues............................................................          $395,382       $  265,341
       Gross Profit........................................................           114,390           81,666
       Gross Profit %......................................................              28.9%            30.8%
       Selling, General and Administrative
         Attributable to Segments..........................................        $   78,973       $   60,918
       Corporate General and Administrative................................             8,578            5,572
       Operating Income....................................................            27,673           15,630
       Income from Continuing Operations...................................             9,993            3,762
       Income from Continuing Operations Excluding
         Goodwill Amortization, Net of Taxes...............................            18,035            8,036
       EBITDA (a)..........................................................            76,087           54,679
       Income per Diluted Share from Continuing Operations.................              0.09             0.04
       Income per Diluted Share from Continuing Operations
         Excluding Goodwill Amortization, Net of Taxes.....................              0.16             0.08

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

     SALES BY GEOGRAPHIC REGION
                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ---------------------------
                                                                                        2000           1999
                                                                                     -----------    ------------
     REGION: (a)

     U.S....................................................................                45%             43%
     Canada.................................................................                23%             16%
     Europe.................................................................                 8%             14%
     Latin America..........................................................                 9%              9%
     Africa.................................................................                 5%              8%
     Middle East............................................................                 3%              4%
     Other..................................................................                 7%              6%
                                                                                     -----------    ------------
         Total..............................................................               100%            100%
                                                                                     ===========    ============

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     Our results for the three months ended March 31, 2000 reflected the improved market conditions in which we were operating. These conditions had the following effects on our results:

o First quarter 2000 consolidated revenues improved 49.0% over the first quarter 1999 as a result of improved North American revenues and the impact of our 1999 acquisitions. Our first quarter 2000 revenues in North America were $113.9 million higher than they were in the first quarter of 1999. International revenues increased 14.9% from first quarter 1999 levels.

o The gross profit percentage decreased 6.2% from the first quarter of 1999 to the first quarter of 2000. This decline reflects the pricing pressures experienced during 1999, which continued into the first quarter of 2000, and the lower activity in the higher margin international markets.

o Selling, general and administrative expenses decreased as a percentage of revenues from 23.0% in the first quarter of 1999 to 20.0% in the first quarter of 2000. The decrease primarily reflects a higher revenue base, offset by the initial costs relating to new product lines and businesses, and a $5.3 million increase in goodwill and intangible amortization.

o Operating income increased 77.1% from the first quarter of 1999 due to improved market conditions and our efforts to reduce costs and improve efficiencies during the recent industry downturn. The acquisitions made by us late in the third quarter 1999 also contributed to the increase in operating income.

o Our effective tax rate for the first quarter of 2000 was 35.0%, as compared to 27.4% for the first quarter 1999, due to the mix between foreign and U.S. tax attributes for 2000.

SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division experienced improvements in revenue and operating income as the increase in the North American rig count positively impacted the demand for its products and services. Demand in international markets declined significantly during 1999. The decline in demand has carried into the first quarter 2000, resulting in continued pricing pressures and reduced volumes. Our Drilling and Intervention Services Division's revenue and operating income were positively impacted by its 1999 acquisitions, including Dailey and Williams Tool.

     Within our Drilling and Intervention Services Division, all of the product lines reported gains in revenues. Our fishing and rental and cementation lines showed the greatest improvements, due to stronger demand in North America.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the first quarters of 2000 and 1999:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                         2000             1999
                                                                                  -------------    -------------
                                                                                       (in thousands, except
                                                                                           percentages)
     Revenues...........................................................             $187,529         $142,634
     Gross Profit.......................................................               58,986           45,432
     Gross Profit %.....................................................                 31.5%            31.9%
     Selling, General and Administrative................................              $28,976          $23,714
     Operating Income...................................................               30,844           22,172
     EBITDA.............................................................               56,853           46,028

     Other material items affecting the results of our Drilling and Intervention Services Division for the first quarter of 2000 compared to the first quarter of 1999 were:

o Our North American revenues for the first quarter of 2000 improved by 90.3% over the comparable period of 1999. Acquisitions completed in the latter half of 1999 and a 46.1% increase in the North American rig count contributed to these improvements. Our international revenues, excluding Canada, decreased by 9.9% from the first quarter of 1999 due to the international rig count reduction of 9.0%. The most significant revenue decrease occurred in Europe where revenues declined 24.3% from prior year levels.

o Gross profit as a percentage of revenues remained relatively flat year over year due to lower activity levels in the higher margin international markets.

o Selling, general and administrative expenses decreased slightly as a percentage of revenues from 16.6% in the first quarter of 1999 to 15.5% in the first quarter of 2000. The decrease primarily reflects a higher revenue base partially offset by an increase of $2.3 million in goodwill amortization expense.

o Operating income increased $8.7 million in the first quarter of 2000 as compared to first quarter of 1999 primarily due to improved market conditions in North America and the impact of 1999 acquisitions.

o United States activity was the biggest contributor to the earnings of our Drilling and Intervention Services Division for the quarter, with the United States having contributed around 45% of the division's revenues and over two-thirds of its field operating profits. Canada also contributed around 10% of the division's revenues and 20% of field operating profits.

     COMPLETION SYSTEMS

     Our Completion Systems Division has shown steady improvements since the first quarter of 1999. We significantly changed the composition of this division in 1999 through our acquisitions of Petroline Wellsystems Limited and Cardium Tool Services. These acquisitions, together with a major expansion of our Nodeco liner hanger product line into the United States in 1999, have expanded our businesses into higher margin premium completion markets worldwide and have added sand control and flow control to our completion product and service offerings.

     The following chart sets forth data regarding the results of our Completion Systems Division for the first quarters of 2000 and 1999:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ------------------------------
                                                                                      2000             1999
                                                                                  -------------    -------------
                                                                                      (in thousands, except
                                                                                           percentages)
     Revenues...............................................................       $   47,621      $    22,653
     Gross Profit...........................................................            8,661            2,810
     Gross Profit %.........................................................             18.2%            12.4%
     Selling, General and Administrative....................................       $   13,776      $     7,952
     Operating Loss.........................................................           (5,115)          (5,142)
     EBITDA.................................................................            1,336           (2,715)

     Other material items affecting the results of our Completion Systems Division for the first quarter of 2000 compared to first quarter of 1999 were:

o Revenues more than doubled in the first quarter of 2000 as compared to the first quarter of 1999. This improvement was mostly seen in the packers and liner hangers product lines. The increase is due to the expansion of the distribution of our core products and the new product offerings generated by our 1999 acquisitions.

o Gross profit as a percentage of revenues increased 46.8% primarily due to higher gross margin percentages from our 1999 acquisitions and improved manufacturing efficiencies.

o Selling, general and administrative as a percentage of revenue decreased from 35.1% in the first quarter of 1999 to 28.9% in the same period in 2000. The decrease is primarily due to the higher revenue base, partially offset by an increase of $2.7 million in goodwill and intangible amortization.

o Our research and development expenses for our Completion Services Division were approximately $2.2 million, or 4.7% of sales during the quarter. Goodwill and intangible amortization for the quarter was $3.3 or 7.0% of revenues. These two items of expense are expected to be relatively flat for the remainder of the year and decline as a percentage of revenues as revenues increase.

o Our manufacturing consolidation in Europe and Canada, as well as the growth and development of the expandable product line, are ongoing. We expect these efforts to be substantially complete by the end of the second quarter.

o During the quarter, we began the relocation of our Norway manufacturing facility to Scotland. This relocation has resulted in certain delays and inefficiencies in manufacturing that are expected to continue into the second quarter.

     ARTIFICIAL LIFT SYSTEMS

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. Revenues for this division increased approximately 74% from first quarter 1999 levels, primarily in response to improved activity levels in North American markets, in particular Canada. This division has also seen increased sales in the Latin American markets from first quarter 1999 levels as its artificial lift products have begun to penetrate those markets utilizing our worldwide infrastructure.

     Looking forward into the second quarter we expect that revenues in our Artificial Lift Systems Division will be down approximately 15% due to seasonal trends. The magnitude of this decline is dependent on the length of the 'spring break-up' in Canada and the degree of the recovery in the United States and the international markets.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the first quarters of 2000 and 1999:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                    2000             1999
                                                                                -------------    -------------
                                                                                    (in thousands, except
                                                                                        percentages)
    Revenues............................................................        $   100,217      $    57,471
    Gross Profit........................................................             34,355           21,395
    Gross Profit %......................................................               34.3%            37.2%
    Selling, General and Administrative.................................        $    26,057      $    22,239
    Operating Income (Loss).............................................              8,298             (844)
    EBITDA..............................................................             14,172            3,991

     Other material items affecting the results of our Artificial Lift Systems Division as reflected above for the first quarter of 2000 compared to the first quarter of 1999 were:

o The first quarter of 2000 experienced an increase in revenues of 74.4% compared to the first quarter of 1999 primarily as a result of recent improvements in North American markets. The most significant improvement was in Canada where revenues were up 128.8% from first quarter 1999 levels as compared to the Canadian rig count increase of 61.2% period over period.

o Gross profit as a percentage of revenues decreased from 37.2% in the first quarter of 1999 to 34.3% in the first quarter of 2000 primarily due to increased sales of lower margin ancilliary products associated with progressing cavity pumps in Canada.

o Selling, general and administrative expenses decreased as a percentage of revenues from 38.7% in the first quarter of 1999 to 26.0% in the first quarter of 2000 due to cost reductions previously implemented and a higher revenue base.

o Operating income as a percentage of revenues improved to 8.3% for the first quarter of 2000 as compared to a loss in the first quarter of 1999, due to cost reductions and the higher revenue base.

     COMPRESSION SERVICES

     The Compression Services Division reported revenues of $60.0 million for the quarter compared to $42.6 million for the first quarter of 1999. Operating income declined to $2.2 million in the first quarter of 2000 from $5.0 million in the first quarter of 1999. The decline in operating income for the quarter was primarily attributable to higher costs related to the reorganization of the division during the quarter, start-up costs associated with international expansion, including GSI, and lower average margins due to product mix. We are currently in the process of reducing the cost structure in this division and focusing its operations on higher margin sales.

     The following chart sets forth data regarding the results of our Compression Services Division for the first quarters of 2000 and 1999:

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               -------------------------------
                                                                                   2000              1999
                                                                               -------------     -------------
                                                                                   (in thousands, except
                                                                                        percentages)
    Revenues............................................................       $   60,015        $    42,583
    Gross Profit........................................................           12,388             12,029
    Gross Profit %......................................................             20.6%              28.2%
    Selling, General and Administrative.................................       $   10,164        $     7,013
    Operating Income....................................................            2,224              5,016
    EBITDA..............................................................           11,553             12,584
    Lease Expense.......................................................            4,497              1,595
    EBITDAR (a).........................................................           16,050             14,179
    Minority Interest, Net of Taxes.....................................              542                971

(a) EBITDAR is calculated by taking operating income and adding back depreciation, amortization and lease expense. We have included an EBITDAR calculation here because when we look at the performance of this division, we give consideration to its EBITDAR. Calculations of EBITDAR should not be viewed as a substitute to calculations under GAAP, in particular cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDAR calculations by one company may not be comparable to another company.

     Other material items affecting the results of our Compression Services Division for the first quarter of 2000 as compared to the comparable period in 1999 were:

o The increase in revenues primarily reflects the inclusion of the joint venture for the entire quarter, $3.4 million in revenues from the YPF contract and $5.6 million of incremental revenues from the January 2000 acquisition of GSI.

o Gross profit as a percentage of revenues decreased 27.0% due to lower margins on equipment sales worldwide and lower margins on rental contracts due to pricing pressures primarily in the United States. Another contributing factor to the decrease in gross profit percentage is the change in product mix from the higher margin rental services to the lower margin equipment sales.

o The increase in selling, general and administrative expenses primarily reflects costs associated with the reorganization of this division which commenced in the first quarter of 2000. We expect the reorganization to be complete by the end of the second quarter.

o During the quarter, we acquired GSI and began start-up operations for the Middle East. The selling, general and administrative costs associated with GSI for the first quarter were approximately $0.8 million, with little profit attributable to that unit due to the start-up nature of operations. GSI, however, has commenced operations in Oman in the second quarter and has a large construction contract slated to begin later in the year.

o During 1999, our Compression Services Division financed a substantial portion of its growth through the use of sale and leaseback arrangements. The payments under these leases are charged as a direct operating expense and reduce the operating income and margins of the division. However, EBITDAR, which excludes the effect of these leases, was up from the first quarter of 1999, yet remained relatively flat from the fourth quarter of 1999.

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco drilling products division. Results from discontinued operations were as follows:

o We had a loss from discontinued operations, net of taxes, for the three months ended March 31, 2000, of $3.5 million and a loss from discontinued operations, net of taxes, for the three months ended March 31, 1999 of $1.2 million.

o Included in the loss from discontinued operations for the three months ended March 31, 2000 are $0.9 million, net of taxes, of estimated transaction costs and the estimated net loss from discontinued operations through the distribution date.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are current reserves of cash, cash generated from operations and borrowings under bank lines of credit. We believe that the current reserves of cash and short-term investments, access to our existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of our current and future operations. We are continually reviewing acquisitions in our markets. Depending upon the size, nature and timing of an acquisition, we may require additional capital in the form of either debt, equity or a combination of both.

     The following chart contains information regarding our capital resources and borrowings and exposures as of March 31, 2000 and December 31, 1999:

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2000               1999
                                                                             ----------------    ----------------
                                                                                       (in thousands)

     Cash and Cash Equivalents........................................       $       27,551      $       44,361
     Short-Term Borrowings and Current Portion of Long-Term Debt......              394,262             322,767
     Letters of Credit Outstanding....................................               28,188              27,791
     Cumulative Foreign Currency Translation Adjustment...............             (100,058)            (89,797)
     International Assets (Liabilities) Hedged (U.S. Dollar
          Equivalent).................................................              (15,718)             14,745

     The net reduction in our cash and cash equivalents since December 31, 1999, was primarily attributable to the following:

     o Borrowings, net of repayments, on long-term debt and short-term facilities of $70.3 million.

     o Proceeds from the sale and leaseback of compression units of $17.0 million.

     o Capital expenditures of property, plant and equipment from continuing operations of $39.0 million, including $13.3 million for Compression Services subject to sale and leaseback arrangements.

     o Acquisition of new businesses for continuing operations of approximately $17.0 million in cash, net of cash acquired.

     o Cash outflows from operating activities associated with our continuing operations of $33.7 million.

     o Capital expenditures of property, plant and equipment from discontinued operations of $5.1 million and cash outflows from operating activities of discontinued operations of $16.7 million.

     BANKING FACILITIES

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of March 31, 2000, $70.0 million was available under the credit facility. Borrowings under this facility bear interest at the U.S. prime rate or a variable rate based on the LIBOR. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     We have unsecured short-term borrowings with various institutions pursuant to uncommitted lines of credit facilities and bid note arrangements. At March 31, 2000, we had $189.1 million in unsecured short-term borrowings outstanding under these arrangements.

     CONVERTIBLE SUBORDINATED DEBENTURES

     In November 1997, we completed a private placement of $402.5 million principal amount of our 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. The Debentures bear interest at an annual rate of 5% and are convertible into Common Stock. The original conversion was at a price of $80 per share; however, under the terms of the Debentures, the conversion rate for the Debentures was adjusted to $53.34 per share following our spin-off of Grant Prideco. The adjustment factor for the conversion rate was based on the average market price of our common stock on a pre-spin basis and the fair market value of the Grant Prideco common stock distributed.

     We have the right to redeem the Debentures at any time on or after November 4, 2000, at redemption prices provided for in the indenture agreement. The Debentures are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness. We also have the right to defer payments of interest on the Debentures by extending the quarterly interest payment period on the Debentures for up to 20 consecutive quarters at any time when we are not in default in the payment of interest.

     7 1/4% SENIOR NOTES DUE 2006

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15.

     COMPRESSION FINANCING

     Our Compression Services Division has entered into various sale and leaseback arrangements where it has sold $256.8 million of compression units and has a right to sell up to another $93.2 million of compression units. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five-year operating lease with a market-based purchase option.

     As of December 31, 1999, our Compression Services Division had sold compressors under these arrangements having appraised values and received cash of $239.8 million. During the three months ended March 31, 2000, our Compression Services Division sold additional compressors for which it received cash equal to the appraised value of $17.0 million. The sales resulted in an additional pretax deferred gain of approximately $3.9 million, which may be deferred until the end of the lease.

     Our Compression Services Division continues to review potential projects for expansion of its operations both domestically and internationally. Depending on the size of these projects, we expect that the financing of the projects will be funded with the joint venture's cash flow from operations, proceeds from its sale and leaseback arrangements or new project or similar type financings.

     GRANT PRIDECO NOTE

     In connection with our spin-off of Grant Prideco, we received from Grant Prideco an unsecured subordinated note to us in the amount of $100.0 million. The $100.0 million obligation to us bears interest at an annual rate equal to 10.0%. Interest payments are payable to us quarterly, and principal and all unpaid interest is due no later than March 31, 2002. Under the terms of the note, Grant Prideco is required to repay this note with the proceeds of any debt or equity financing, excluding financing under a credit facility or any equity issued in connection with a business combination. The indebtedness of Grant Prideco to us is subordinated to the working capital obligations of Grant Prideco to its banks. We understand that Grant Prideco currently intends to repay the obligations within 12 months from the completion of the spin-off, pursuant to an anticipated public or private debt financing. Grant Prideco's ability to repay this indebtedness, and the timing thereof is subject to its discretion and will be dependent upon market conditions.

     CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment for our continuing operations during the three months ended March 31, 2000 were $39.0 million and primarily related to compression and other rental equipment, fishing tools and tubular service equipment. Included within these capital expenditures for the three months ended March 31, 2000 was $13.3 million for our Compression Services Division which primarily related to our U.S. operations. Capital expenditures for 2000 are expected to be approximately $110.0 million, excluding capital expenditures for our compression operations that are financed by sale and leaseback arrangements. Our depreciation expense during the first quarter was $37.7 million. We currently expect depreciation for the year to be approximately $200.0 million.

     Our compression operations are, by their nature, capital intensive and require substantial investments in compressor units. Capital expenditures will be based on contract needs and the timing of new projects entered into by our compression joint venture. We expect that future capital investments will be financed by our compression joint venture through debt, sale and leaseback arrangements and other similar financing structures that are repaid from the cash flows generated from the compressor units over the projected term of rental of the equipment.

     ACQUISITIONS

     On January 12, 2000, our Compression Services Division acquired Singapore-based GSI for a total of approximately $20.2 million. The acquisition expands this division's platform of full service capabilities in the Asia-Pacific and Middle Eastern markets. GSI's main business units include compressor package rental, maintenance and service, and floating production storage and offloading platforms. In addition to Singapore, GSI has service locations in Indonesia and the United Arab Emirates.

     During the three months ended March 31, 2000 we also completed two acquisitions for our Artificial Lift Systems Division and another acquisition for our Compression Services Division for total consideration of $5.2 million. We also acquired a minority-held interest in one of our subsidiaries of our Completion Systems Division for shares of our common stock valued at $4.8 million.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including the addition of goodwill of approximately $30.3 million during the three months ended March 31, 2000, relating to our acquisitions. The amortization expense for goodwill and other intangibles during the three months ended March 31, 2000 was $10.7 million.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101, which is effective January 1, 2000, is required to be applied by June 30, 2000. We are currently evaluating the impact of SAB No. 101, but do not anticipate that application of this bulletin will have a material impact on our financial position or results of operations.

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

EXPOSURES

     INDUSTRY EXPOSURE

     Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Many of our customers have slowed the payment of their accounts in light of recent industry conditions and others have experienced greater financial difficulties in meeting their payment terms. Recently, payment trends have improved. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and generally, actual losses have historically been within our expectations.

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

     We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim which would be likely to have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could involve the expenditure of a material amount of funds.

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

     Approximately 45.9% of our net assets from continuing operations are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. We recorded a $10.3 million adjustment to our equity account for the three months ended March 31, 2000 primarily to reflect the net impact of the decline in European currencies against the U.S. dollar.


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

          A Downturn in Market Conditions Could Affect Projected Results. Any unexpected material changes in oil and gas prices or other market trends would likely affect the forward-looking information provided by us. Any unexpected material changes in oil and gas prices or other market trends that would impact drilling activity would likely affect the forward-looking information contained in this report. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control.

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

          o Oil prices will average between $20 and $30 per barrel for West Texas Intermediate crude.

          o Average natural gas prices for 2000 will remain at or near their current levels.

          o    World demand for oil will be up only slightly.

          o Drilling activity will increase slightly beyond normal demand as oil companies seek to replace and produce reserves that were not replaced or produced in 1999.

          o North American and international rig counts will improve, with increases in the international rig count following the North American rig count increase by around six months. In 2000, we expect the average rig count for North America to be around 1,200 and the international rig count to average around 650.

          o Pricing for many of our products and services should increase steadily during the year. Pricing will be subject to market conditions and continued pricing pressures in selected markets and product lines.

          o Demand for compression services will remain relatively flat for the remainder of the year with improvements to be based on new contracts.

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

          Weatherford's Success is Dependent upon Technological Advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our product and service offerings. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically advanced value-added products. Such technological advances include our underbalanced drilling technology and our expandable sand screen technology. Our forward-looking statements have assumed gradual growth from these new products and services through 2000.

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

PART II.  OTHER INFORMATION

ITEM 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2000, we issued an aggregate of 125,881 shares of our common stock as follows:

          o On February 3, 2000, we issued 125,881 shares of our common stock to the minority stockholders and phantom stockholder of SubTech International, Inc. in connection with the acquisition by our Completion Systems Division of their interest in SubTech.

     These shares were issued in a transaction not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

        *10.1   Employment Agreement with Mark E. Hopmann and Gary L. Warren.

        *10.2 Amended and Restated Employment Agreement dated January 28, 2000 between Curtis W. Huff and Weatherford International, Inc.

        *10.3 Amended and Restated Employment Agreement dated January 28, 2000 between Bruce F. Longaker and Weatherford International, Inc.

        *10.4 Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and related Trust Agreement.

        *10.5 Weatherford International, Inc. Deferred Compensation Plan for Non-Employee Directors.

        *10.6   Amendment to Stock Option Programs.

         10.7 Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598)).

         10.8 Form of Amendment to Warrant Agreement dated September 8, 1998 with Robert K. Moses Jr. (incorporated by reference to Exhibit
                4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598)).

         10.9 Distribution Agreement, dated as of March 22, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272)).

         10.10 Subordinated Promissory Note to Weatherford International, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272)).

        *10.11 Tax Allocation Agreement, dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc.

        *10.12 Transition Services Agreement, dated as of April 14, 2000 between Weatherford International, Inc. and Grant Prideco, Inc.

        *10.13 Preferred Supplier Agreement, dated as of March 22, 2000 between Weatherford International, Inc. and Grant Prideco, Inc.

        *27.1   Financial Data Schedule
---------------
 *   Filed herewith


(b)  Reports on Form 8-K:

1) Current Report on Form 8-K dated March 6, 2000, announcing the record date for the Company's proposed spin-off to stockholders of its Grant Prideco drilling products division and the revised number of shares to be issued in the spin-off.

2) Current Report on Form 8-K dated February 11, 2000, announcing the filing by Grant Prideco of a registration statement in connection with the spin-off and Grant Prideco's year end results.

3) Current Report on Form 8-K dated January 31, 2000, announcing the Company's earnings for the fourth quarter and year ended December 31, 1999, and including the results of its Grant Prideco drilling products division as discontinued operations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Weatherford International, Inc.


                                  By: /s/ Curtis W. Huff
                                      ----------------------------------
                                      Curtis W. Huff
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial Officer)


                                      /s/ Lisa W. Rodriguez
                                      ----------------------------------
                                      Lisa W. Rodriguez
                                      Controller
                                      (Principal Accounting Officer)


Date:  May 12, 2000

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                      DESCRIPTION
       ------                      -----------
        *10.1   Employment Agreement with Mark E. Hopmann and Gary L. Warren.

        *10.2 Amended and Restated Employment Agreement dated January 28, 2000 between Curtis W. Huff and Weatherford International, Inc.

        *10.3 Amended and Restated Employment Agreement dated January 28, 2000 between Bruce F. Longaker and Weatherford International, Inc.

        *10.4 Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and related Trust Agreement.

        *10.5 Weatherford International, Inc. Deferred Compensation Plan for Non-Employee Directors.

        *10.6   Amendment to Stock Option Programs.

         10.7 Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598)).

         10.8 Form of Amendment to Warrant Agreement dated September 8, 1998 with Robert K. Moses Jr. (incorporated by reference to Exhibit
                4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598)).

         10.9 Distribution Agreement, dated as of March 22, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272)).

         10.10 Subordinated Promissory Note to Weatherford International, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272)).

        *10.11 Tax Allocation Agreement, dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc.

        *10.12 Transition Services Agreement, dated as of April 14, 2000 between Weatherford International, Inc. and Grant Prideco, Inc.

        *10.13 Preferred Supplier Agreement, dated as of March 22, 2000 between Weatherford International, Inc. and Grant Prideco, Inc.

        *27.1   Financial Data Schedule
---------------
 *   Filed herewith