Form 10-Q
period 2000-06-30
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2000-08-14
CIK 32908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________


                         Commission file number 1-13086


                        WEATHERFORD INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                          04-2515019
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


515 Post Oak Blvd., Suite 600, Houston, Texas               77027-3415
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Title of Class                               Outstanding at August 9, 2000
      --------------                               ----------------------------
Common Stock, par value $1.00                              108,554,674

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                 JUNE 30,             DECEMBER 31,
                                                                                   2000                   1999
                                                                               -------------          -------------
                                                                                (UNAUDITED)
                          ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents............................................        $    281,717           $     44,361
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $21,396 and $19,882, Respectively......................             423,735                352,139
   Inventories..........................................................             419,724                364,607
   Other Current Assets.................................................             124,790                108,042
                                                                                ------------           ------------
                                                                                   1,249,966                869,149
                                                                                ------------           ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
   NET OF ACCUMULATED DEPRECIATION......................................             874,274                898,996

GOODWILL, NET...........................................................           1,027,584                991,679
NET ASSETS OF DISCONTINUED OPERATIONS...................................                  --                553,861
DEFERRED TAX ASSET......................................................              63,027                 66,077
OTHER ASSETS............................................................             241,176                134,027
                                                                                ------------           ------------
                                                                                $  3,456,027           $  3,513,789
                                                                                ============           ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-Term Borrowings and Current Portion of Long-Term Debt..........        $    216,434           $    322,767
   Accounts Payable.....................................................             139,312                117,530
   Other Current Liabilities............................................             198,151                225,783
                                                                                ------------           ------------
                                                                                     553,897                666,080
                                                                                ------------           ------------

LONG-TERM DEBT..........................................................             223,403                226,603
ZERO COUPON CONVERTIBLE SENIOR DEBENTURES...............................             501,647                     --
MINORITY INTEREST.......................................................             199,076                198,597
DEFERRED INCOME TAXES AND OTHER.........................................             212,572                186,611
5% CONVERTIBLE SUBORDINATED PREFERRED
   EQUIVALENT DEBENTURES................................................             402,500                402,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $1 Par Value, Authorized 250,000 Shares,
     Issued 120,570 and 120,200 Shares, Respectively....................             120,570                120,200
   Capital in Excess of Par Value.......................................           1,536,443              1,526,648
   Treasury Stock, at Cost..............................................            (311,059)              (309,963)
   Retained Earnings....................................................             114,727                586,310
   Accumulated Other Comprehensive Loss.................................             (97,749)               (89,797)
                                                                                ------------           ------------
                                                                                   1,362,932             1,833,398
                                                                                ------------           ------------
                                                                                $  3,456,027           $  3,513,789
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS                    SIX MONTHS
                                                                  ENDED JUNE 30,                 ENDED JUNE 30,
                                                             --------------------------    ---------------------------
                                                                2000           1999           2000            1999
                                                             -----------    -----------    ------------    -----------

REVENUES:
     Products...........................................     $  182,955     $  107,991     $  361,744      $  224,882
     Services and Rentals...............................        238,893        170,597        455,486         319,047
                                                             ----------     ----------     ----------      ----------
                                                                421,848        278,588        817,230         543,929

COSTS AND EXPENSES:
     Cost of Products...................................        123,512         70,720        249,705         151,842
     Cost of Services and Rentals.......................        170,958        131,034        325,757         232,866
     Selling, General and Administrative Attributable
       to Segments......................................         84,211         60,191        163,184         121,830
     Corporate General and Administrative...............          9,231          6,993         17,809          12,565
     Equity in Earnings of Unconsolidated Affiliates....           (949)          (436)        (1,783)           (890)
                                                             ----------     ----------     ----------      ----------

OPERATING INCOME........................................         34,885         10,086         62,558          25,716
                                                             ----------     ----------     ----------      ----------

OTHER INCOME (EXPENSE):
     Interest Income....................................          2,895            596          3,512           2,101
     Interest Expense...................................        (16,520)       (10,898)       (29,542)        (20,898)
     Other, Net.........................................           (409)         3,093            561           2,157
                                                             ----------     ----------     ----------      ----------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST..............................         20,851          2,877         37,089           9,076
PROVISION FOR INCOME TAXES .............................         (7,502)          (356)       (13,184)         (2,055)
                                                             ----------     ----------     ----------      ----------
INCOME BEFORE MINORITY INTEREST.........................         13,349          2,521         23,905           7,021
MINORITY INTEREST EXPENSE, NET OF TAX...................           (145)          (588)          (708)         (1,326)
                                                             ----------     ----------     ----------      ----------
INCOME FROM CONTINUING
     OPERATIONS.........................................         13,204          1,933         23,197           5,695
LOSS FROM DISCONTINUED
     OPERATIONS, NET OF TAX.............................             --         (3,953)        (3,458)         (5,177)
                                                             ----------     ----------     ----------      ----------
NET INCOME (LOSS).......................................     $   13,204     $   (2,020)    $   19,739      $      518
                                                             ==========     ==========     ==========      ==========
BASIC EARNINGS (LOSS) PER SHARE:
     Income From Continuing Operations..................     $     0.12     $     0.02     $     0.21      $     0.06
     Loss From Discontinued Operations..................             --          (0.04)         (0.03)          (0.05)
                                                             ----------     ----------     ----------      ----------
NET INCOME (LOSS) PER SHARE.............................     $     0.12     $    (0.02)    $     0.18      $     0.01
                                                             ==========     ==========     ==========      ==========

DILUTED EARNINGS (LOSS) PER SHARE:
     Income From Continuing Operations..................     $     0.12     $     0.02     $     0.21      $     0.06
     Loss From Discontinued Operations..................             --          (0.04)         (0.03)          (0.05)
                                                             ----------     ----------     ----------      ----------
NET INCOME (LOSS) PER SHARE.............................     $     0.12     $    (0.02)    $     0.18      $     0.01
                                                             ==========     ==========     ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic..............................................        108,896         97,586        108,824          97,451
                                                             ==========     ==========     ==========      ==========
     Diluted............................................        112,905         99,430        112,111          98,718
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                ------------------------------------
                                                                                    2000                   1999
                                                                                -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income............................................................        $    19,739            $        518
  Adjustments to Reconcile Net Income to Net Cash
     Provided (Used) by Operating Activities:
     Depreciation and Amortization......................................             96,057                  79,351
     Loss from Discontinued Operations..................................              3,458                   5,177
     Minority Interest Expense, Net of Tax..............................                708                   1,326
     Deferred Income Tax Provision......................................             19,304                     685
     Provision for Uncollectible Accounts Receivable....................              1,907                   1,126
     Gain on Sales of Property, Plant and Equipment.....................             (5,534)                 (5,364)
     Change in Operating Assets and Liabilities, Net of Effects
       of Businesses Acquired...........................................           (175,580)                (68,939)
                                                                                -----------            ------------
       Net Cash Provided (Used) by Continuing Operations................            (39,941)                 13,880
       Net Cash Used by Discontinued Operations.........................            (13,332)                 (3,150)
                                                                                -----------            ------------
       Net Cash Provided (Used) by Operating Activities.................            (53,273)                 10,730
                                                                                -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired.......................            (67,698)                (54,853)
  Capital Expenditures for Property, Plant and Equipment................            (86,684)                (77,065)
  Acquisitions and Capital Expenditures of
     Discontinued Operations............................................             (5,056)                (13,865)
  Proceeds from Sales of Property, Plant and Equipment..................             17,845                  13,727
  Proceeds from Sale and Leaseback of Equipment.........................             46,113                  83,503
                                                                                -----------            ------------
       Net Cash Used by Investing Activities............................            (95,480)                (48,553)
                                                                                -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (Repayments) of Short-Term Debt, Net.......................           (103,060)                 99,069
  Repayments of Long-Term Debt, Net.....................................             (5,871)                 (1,042)
  Issuance of Zero Coupon Convertible Senior Debentures, Net............            491,868                      --
  Distribution to Minority Interest Holder..............................                 --                 (65,350)
  Proceeds from Exercise of Stock Options...............................              5,001                   1,329
  Acquisition of Treasury Stock.........................................             (2,045)                 (1,971)
  Other, Net............................................................                216                     408
                                                                                -----------            ------------
       Net Cash Provided by Financing Activities........................            386,109                  32,443
                                                                                -----------            ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS......................................................            237,356                  (5,380)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................             44,361                  34,131
                                                                                -----------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................        $   281,717            $     28,751
                                                                                ===========            ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid.........................................................        $    31,649            $     22,839
  Income Taxes Paid, Net of Refunds.....................................             10,220                   7,097


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   THREE MONTHS                     SIX MONTHS
                                                                   ENDED JUNE 30,                  ENDED JUNE 30,
                                                             ---------------------------    -----------------------------
                                                                2000            1999            2000             1999
                                                             ------------    -----------    -------------    ------------
Net Income (Loss)......................................      $   13,204      $   (2,020)    $   19,739       $      518
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustment...........         (12,156)          8,963        (22,417)          (5,311)
                                                             ----------      ----------     ----------       ----------
Comprehensive Income (Loss)............................      $    1,048      $    6,943     $   (2,678)      $   (4,793)
                                                             ==========      ==========     ==========       ==========

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated condensed financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Consolidated Condensed Balance Sheet of Weatherford International, Inc. (the "Company") at June 30, 2000, the Consolidated Condensed Statement of Income for the three and six months ended June 30, 2000 and 1999, the Consolidated Condensed Cash Flows for the six months ended June 30, 2000 and 1999 and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

     In October 1999, the Board of Directors of the Company approved a plan to distribute all of the outstanding shares of common stock of its wholly owned subsidiary, Grant Prideco, Inc. (the "Spin-off"), to holders of the Company's common stock, $1.00 par value ("Common Stock"). These shares were distributed at the close of business on April 14, 2000 to stockholders of record as of March 23, 2000. In connection with and prior to the Spin-off, the Company transferred its drilling products businesses to Grant Prideco, Inc. ("Grant Prideco"). As a result, the accompanying financial statements reflect the operations of Grant Prideco as discontinued operations (See Note 5).

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2000 classifications.

2.   ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     On June 30, 2000 the Company completed a private placement of $910.0 million face amount of its Zero Coupon Convertible Senior Debentures, due 2020 (the "Zero Coupon Debentures"). The Zero Coupon Debentures were issued at a discount with an imputed 3% per annum interest rate. The Company received proceeds of $491.9 million, net of debt issuance costs of $9.7 million. The proceeds were used to pay down current debt of $228.7 million. Subsequent to June 30, 2000, $85.3 million has been paid, with an additional $120.0 million anticipated to be paid by October 30, 2000.

     Holders may convert the Zero Coupon Debentures into shares of Common Stock at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or initially at a price of $55.1425 per share of Common Stock. The effective conversion price will increase as the accreted value of the Zero Coupon Debentures increases. The Company may redeem any of the Zero Coupon Debentures on or after June 30, 2005 at the accreted discounted amount at the time of redemption. Holders may require the Company to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010, and June 30, 2015 at the accreted discounted amount at the time of redemption.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

3.   INVENTORIES

     Inventories by category are as follows:

                                                                               JUNE 30,       DECEMBER 31,
                                                                                2000              1999
                                                                            -------------     -------------
                                                                                    (in thousands)
     Raw materials, components and supplies............................     $   149,148         $  159,380
     Work in process...................................................          56,967             34,089
     Finished goods....................................................         213,609            171,138
                                                                            -----------         ----------
                                                                            $   419,724         $  364,607
                                                                            ===========         ==========

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

4.   BUSINESS COMBINATIONS

      On June 30, 2000, the Company acquired the underbalanced drilling product line of Oiltools International Limited ("Oiltools") for approximately $20.0 million cash. The acquired business provides underbalanced drilling service in the international markets, in particular, Asia Pacific and the Middle East. The assets add to the capabilities of the Company's underbalanced drilling operations and are being integrated into its Drilling and Intervention Services Division. On April 20, 2000, the Company also acquired the sand screen product lines of Oiltools for approximately $18.5 million. The principal sand screen product lines include Stratapac(R), a highly engineered, patented screen used in offshore, deviated and horizontal wells; Stratacoil(TM), a small diameter premium screen used for thru tubing completions; and AccuWrap(TM), a premium wire wrap screen. These product lines were acquired to enhance and complement the Company's Completion Systems Division's existing Houston Well Screen(TM) and Expandable Sand Screen(TM) product lines.

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

     The Company also effected various other smaller acquisitions during the six months ended June 30, 2000 for total consideration of approximately $20.9 million, of which $16.1 million was paid in cash and assumed debt and $4.8 million was paid in the form of shares of Common Stock.

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

                                                                   THREE MONTHS                 SIX MONTHS
                                                                ENDED JUNE 30, 1999         ENDED JUNE 30, 1999
                                                              ------------------------    ------------------------
                                                                    (in thousands, except per share amounts)
    Revenues.............................................             $  301,450                 $  594,605
    Loss from continuing operations......................                 (8,609)                   (13,688)
    Net loss.............................................                (12,562)                   (18,865)
    Basic loss per common share:
         Loss from continuing operations.................                  (0.08)                    (0.13)
         Net loss........................................                  (0.12)                    (0.19)
    Diluted loss per common share:
         Loss from continuing operations.................                  (0.08)                    (0.13)
         Net loss........................................                  (0.12)                    (0.19)


5.   DISCONTINUED OPERATIONS

     In October 1999, the Board of Directors of the Company approved a plan to spinoff Grant Prideco through a distribution by the Company to its stockholders of one share of stock of Grant Prideco for each share of Common Stock held by the Company's stockholders. The distribution was completed as of the close of business on April 14, 2000 (the "Spin-off Date"). The distribution of the net assets of discontinued operations and the related accumulated other comprehensive loss is reflected in the accompanying Consolidated Condensed Balance Sheets as an adjustment to Retained Earnings.
     The results of operations for Grant Prideco are reflected in the accompanying Consolidated Condensed Statements of Income as Loss from Discontinued Operations, Net of Taxes. Condensed results of Grant Prideco were as follows:

                                                              THREE MONTHS                   SIX MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30,
                                                      ---------------------------    --------------------------
                                                           2000          1999             2000         1999
                                                      ------------  -------------    ------------  ------------
                                                                            (in thousands)
    Revenues......................................     $  17,668     $   64,507       $  124,813     $  153,000
                                                      ----------     ----------       ----------     ----------

    Income (loss) before interest
         allocation and income taxes..............    $      184     $   (3,464)      $     (831)    $   (2,811)
    Interest allocation...........................            --         (1,813)          (2,500)        (3,625)
    (Provision) benefit for income taxes..........           (49)         1,324              888          1,259
                                                      ----------     ----------       ----------     ----------
    Net income (loss) before accrued costs........           135         (3,953)          (2,443)        (5,177)
    Accrued net income through distribution.......          (135)            --               --             --
    Spin-off related costs, net of taxes..........            --             --           (1,015)            --
                                                      ----------     ----------       ----------     ----------
    Net loss from discontinued operations,
         as reported..............................     $      --     $   (3,953)      $   (3,458)    $   (5,177)
                                                      ==========     ==========       ==========     ==========

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


     In connection with the Spin-off, Grant Prideco issued an unsecured subordinated note to the Company in the amount of $100.0 million. The $100.0 million obligation, which is classified as Other Assets on the accompanying Consolidated Condensed Balance Sheets, bears interest at an annual rate equal to 10.0%. Interest payments are due quarterly, and principal and all unpaid interest is due no later than March 31, 2002. Under the terms of the note, Grant Prideco is required to repay this note with the proceeds of any debt or equity financing, excluding financing under a credit facility or any equity issued in connection with a business combination. The indebtedness of Grant Prideco to the Company is subordinated to the working capital obligations of Grant Prideco to its banks.

     The Drilling and Intervention Services Division and Artificial Lift Systems Division of the Company purchase drill pipe and other related products from Grant Prideco. The purchases made prior to the Spin-off Date have been eliminated in the accompanying consolidated condensed financial statements. The purchases eliminated during the six months ended June 30, 2000 were $6.8 million, and for the three and six months ended June 30, 1999 were $1.5 million and $7.5 million, respectively. There were no purchases for the period between April 1, 2000 and April 14, 2000. These purchases represent Grant Prideco's cost.

     The results from discontinued operations include a management fee charged to Grant Prideco of $0.5 million for the six months ended June 30, 2000, and $0.2 million and $0.5 million for the three and six months ended June 30, 1999, respectively. There was no management fee for the period between April 1, 2000 and April 14, 2000. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

     Grant Prideco was charged $1.5 million and $2.9 million of costs related to the Company's information systems function in the three and six months ended June 30, 1999, respectively. There were no charges for the comparable periods of 2000. Information systems charges were based on direct support provided, equipment usage and number of system users.

     Agreements Between the Company and Grant Prideco

     In connection with the Spin-off, Grant Prideco and the Company entered into a tax allocation agreement (the "Tax Allocation Agreement"). Under the terms of the Tax Allocation Agreement, Grant Prideco is responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also requires that any tax liabilities associated with the Spin-off will be paid by Grant Prideco subject to certain exceptions relating to changes in control of the Company. The Tax Allocation Agreement further provides that in the event there is a tax liability associated with the historical operations of Grant Prideco that is offset by a tax benefit of the Company, the Company will apply the tax benefit against such tax liability and will be reimbursed for the value of the tax benefit when and as the Company would have been able to otherwise utilize that tax benefit for its own businesses.

     The Company entered into a transition services agreement with Grant Prideco for a period of one year from the Spin-off Date. Under the agreement, the Company has agreed to provide certain services requested by Grant Prideco. The fee for these services is based on a cost-plus 10% basis. Under this agreement, transition services include accounting services, tax services, finance services, employee benefit services, information systems services, risk management services and may include any other similar services. Since the Spin-off Date, the Company has charged Grant Prideco $0.1 million related to such services.

     The Company has also entered into a preferred customer agreement with Grant Prideco pursuant to which the Company agreed, for a three-year period, to purchase at least 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


6.   SHORT-TERM DEBT

     The Company's unsecured credit agreement provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of June 30, 2000, the Company had $221.5 million available under this agreement. Amounts outstanding under the facility accrue interest at the U.S. prime rate or a variable rate based on LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned by Standard and Poor's and Moody's Investor Service to the Company, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At June 30, 2000, the Company had $181.3 million in unsecured short-term borrowings outstanding under these arrangements. The Company intends to repay these borrowings on their maturity with the proceeds from the placement of the Zero Coupon Debentures.

7.   SALE AND LEASEBACK OF EQUIPMENT

     The Compression Services Division has entered into various sale and leaseback arrangements under which it has sold $285.9 million of compression units and has a right to sell up to another $64.1 million of compression units. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five-year operating lease with a market-based purchase option.

     As of December 31, 1999, the Compression Services Division had sold compressors under these arrangements having appraised values equal to the cash received of $239.8 million. These sales resulted in a pretax deferred gain of $77.3 million, classified as Deferred Income Taxes and Other on the accompanying Consolidated Condensed Balance Sheets, which may be deferred until the end of the lease. During the six months ended June 30, 2000, the Compression Services Division sold additional compressors having an appraised value equal to the cash received of $46.1 million. The sales resulted in an additional pretax deferred gain of approximately $11.5 million.

     The Company has guaranteed certain of the obligations of the joint venture with respect to the sale of $200.0 million of the compression units. The remaining sales by the joint venture were done on a non-recourse basis to the Company and recourse is limited solely to the assets of the joint venture.

     The following table provides future minimum lease payments (in thousands) under the aforementioned lease as of June 30, 2000:

       Remainder of 2000................................ $    11,644
       2001.............................................      23,289
       2002.............................................      23,289
       2003.............................................      22,489
       2004.............................................       8,812
       2005.............................................       1,101
                                                         -----------
                                                         $    90,624
                                                         ===========

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


8.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock plans. The effect of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Debentures") and the Zero Coupon Debentures on diluted earnings per share is anti-dilutive and thus is not included in the calculation.


     The following reconciles basic and diluted weighted average shares outstanding:

                                                                     THREE MONTHS              SIX MONTHS
                                                                    ENDED JUNE 30,           ENDED JUNE 30,
                                                                -----------------------  -----------------------
                                                                   2000        1999        2000         1999
                                                                ----------- -----------  ----------  -----------
                                                                                (in thousands)
     Basic weighted average shares outstanding................     108,896      97,586     108,824       97,451
     Dilutive effect of stock option and restricted
     stock plans..............................................       4,009       1,844       3,287        1,267
                                                                ---------   ----------  ----------    ---------
     Dilutive weighted average shares outstanding.............     112,905      99,430     112,111       98,718
                                                                ==========  ==========  ==========    =========

     The number of shares under all option plans, as well as their exercise prices, were adjusted so that the options immediately after the Spin-off had equivalent economic terms to the options immediately before the Spin-off.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations for the periods shown:

                                                                                          SIX MONTHS
                                                                                         ENDED JUNE 30,
                                                                                 -------------------------------
                                                                                     2000             1999
                                                                                 --------------   --------------
                                                                                         (in thousands)
      Fair value of assets, net of cash acquired...........................      $      34,294    $     289,931
      Goodwill.............................................................             64,443           59,348
      Total liabilities, including minority interest.......................            (26,200)        (280,334)
      Common stock issued..................................................             (4,839)         (14,092)
                                                                                 -------------    -------------
      Cash consideration, net of cash acquired.............................      $      67,698    $      54,853
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

     The Company's drilling and intervention services segment provides a wide range of oilfield products and services, including fishing and rental services, well installation services, cementing products and underbalanced drilling and specialty pipeline services.

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

     Financial information by industry segment for each of the three and six months ended June 30, 2000 and June 30, 1999 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                           THREE MONTHS                        SIX MONTHS
                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                     ----------------------------    ---------------------------
                                                        2000            1999            2000            1999
                                                     ------------   -------------    ------------   ------------
                                                                           (in thousands)
    Revenues from unaffiliated customers
         Drilling and Intervention Services......    $    206,748   $    136,730    $    394,277     $    279,364
         Completion Systems......................          46,544         23,681          94,165           46,334
         Artificial Lift Systems.................         104,235         62,227         204,452          119,698
         Compression Services....................          64,321         55,950         124,336           98,533
                                                     ------------   ------------    ------------     ------------
                                                     $    421,848   $    278,588    $    817,230     $    543,929
                                                     ============   ============    ============     ============

    EBITDA (a)
         Drilling and Intervention Services......    $     63,793   $     39,019    $    120,646     $     85,047
         Completion Systems......................           1,751         (3,475)          3,087           (6,190)
         Artificial Lift Systems.................          15,115          7,506          29,287           11,497
         Compression Services....................          10,130         13,822          21,683           26,406
         Corporate...............................          (8,261)        (6,484)        (16,088)         (11,693)
                                                     ------------   ------------    ------------     ------------
                                                     $     82,528   $     50,388    $    158,615     $    105,067
                                                     ============   ============    ============     ============

    Depreciation and amortization
         Drilling and Intervention Services......    $     24,983   $     23,509    $     50,992     $     47,365
         Completion Systems......................           6,146          2,283          12,597            4,710
         Artificial Lift Systems.................           6,166          4,835          12,040            9,670
         Compression Services....................           9,521          9,166          18,850           16,734
         Corporate...............................             827            509           1,578              872
                                                     ------------   ------------    ------------     ------------
                                                     $     47,643   $     40,302    $     96,057     $     79,351
                                                     ============   ============    ============     ============
    Operating income (loss)
         Drilling and Intervention Services......    $     38,810   $     15,510    $     69,654     $     37,682
         Completion Systems......................          (4,395)        (5,758)         (9,510)         (10,900)
         Artificial Lift Systems.................           8,949          2,671          17,247            1,827
         Compression Services....................             609          4,656           2,833            9,672
         Corporate...............................          (9,088)        (6,993)        (17,666)         (12,565)
                                                     ------------   ------------    ------------     ------------
                                                     $     34,885   $     10,086    $     62,558     $     25,716
                                                     ============   ============    ============     ============

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


     As of June 30, 2000, total assets were $1,147.9 million for Drilling and Intervention Services, $461.7 million for Completion Systems, $660.7 million for Artificial Lift Systems, $689.9 million for Compression Services and $495.8 million for Corporate.

     As of December 31, 1999, total assets, excluding net assets of discontinued operations, were $1,117.9 million for Drilling and Intervention Services, $424.5 million for Completion Systems, $615.9 million for Artificial Lift Systems, $662.7 million for Compression Services and $138.9 million for Corporate.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In March 2000, the SEC issued
SAB 101A, which delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, with an effective date of January 1, 2000. The Company is currently evaluating the impact of SAB No. 101, but does not anticipate that application of this bulletin will have a material impact on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999 the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, amending the effective date of SFAS No. 133 to years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is currently evaluating the impact of SFAS No. 133 on its consolidated condensed financial statements.

12.  SUBSEQUENT EVENTS

     In June 2000, the Company entered into an agreement to acquire Alpine Oil Services Corporation, headquartered in Calgary, Alberta, Canada for approximately $55.0 million of our Common Stock. This acquisition closed on August 10, 2000 and extends the Company's underbalanced drilling capabilities worldwide, adds new completion technology capabilities to its Completion Systems division and further expands the Company's offering of products and services in Canada.

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

     On April 14, 2000, we distributed to our stockholders all of the outstanding shares of Grant Prideco, Inc., which at the time of the distribution held substantially all of the operating assets used in our Drilling Products segment. As a result of this distribution, our Grant Prideco Division is presented as a discontinued operation in the accompanying financial statements.

     The following is a discussion of our results of operations for the three and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with our financial statements that are included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 included in our Annual Report on Form 10-K.

     Our discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to our section entitled "Forward-Looking Statements."

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and the price of oil and natural gas. Certain of our products and services, such as our fishing and rental services, our well installation services and our well completion services, are dependent on the level of exploration and development activity and particularly the completion phase of a well. Other products and services, such as our artificial lift systems and compression services, are dependent on oil and gas production activity. We currently estimate that around 50% of our continuing operations are primarily reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     In 1999, the price of oil hit a low of $11.07 per barrel and the North American and international rig counts reached historical lows of 534 and 556, respectively. During the second half of 1999, the price of oil increased due to demand and supply imbalances and members of the Organization of Petroleum Exporting Countries reducing production in compliance with production quotas. These conditions have resulted in world oil prices increasing and trading in the $25 to $35 a barrel range.

     The following chart sets forth certain historical statistics that are reflective of the market conditions in which we operate:

                                                     HENRY HUB     NORTH AMERICAN     INTERNATIONAL
                                   WTI OIL (1)        GAS (2)       RIG COUNT (3)      RIG COUNT(3)
                                   -----------       ---------     ---------------    --------------

     June 30, 2000.............    $  32.50          $  4.476            1,154              642
     December 31, 1999.........       25.60             2.329            1,177              575
     June 30, 1999.............       17.89             2.394              724              597

(1) Price per barrel of West Texas Intermediate crude oil as of June 30 and December 31 - Source: Applied Reasoning, Inc.

(2) Price per MM/BTU as of June 30 and December 31 - Source:  Oil World

(3) Average rig count for the applicable month - Source:  Baker Hughes Rig Count

     Our Artificial Lift Systems Division, which tracks very closely the United States and Canadian rig counts, was the first to benefit from the price improvements as many production projects were reinstated in light of the higher prices of oil, in particular heavy oil in Canada. Natural gas activity in Canada also increased significantly due to new pipelines and higher demand. Our Drilling and Intervention Services Division was the next to benefit from the improved activity in North America, in particular in its fishing and rental and cementation businesses. Our international activity, which generally lags North American activity by around six months, has started to improve in the second quarter of 2000.

     Throughout 2000, we have experienced steady improvements in the demand for our products and services. As we enter the second half of the year, we expect these improvements to be even stronger due to the beginning of a market recovery in the markets outside North America. In general, we expect the recovery to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES. This division is expected to see quarter on quarter improvements throughout the remainder of the year in both revenue and profitability. This division should continue to see a strong contribution from the North American market throughout the second half of the year as the rig count and drilling activity increases. During the second quarter we saw the beginning of improvements in our international businesses and expect these improvements to slowly increase throughout the remainder of 2000. Results for the full year will be heavily dependent on the continued recovery in the North American markets and the timing and strength of the recovery outside North America.

     COMPLETION SYSTEMS. Our Completion Systems Division is expected to continue to experience revenue growth throughout the year as it increases its sales and service infrastructure and manufacturing capability. The profitability of this division will be dependent on increased drilling activity, particularly in the international markets, and the division's ability to successfully market its new products. In addition, we expect that results will be impacted during the remainder of the year from relatively high selling, general and administrative expenses as a percentage of revenues while the division seeks to increase its revenue base and positions itself for growth in 2001 by expanding its sales, service and engineering operations worldwide. Based on our assumption that the market positions and revenues for the division will continue to improve, we currently expect that this division will begin realizing an operating profit sometime in the second half of the year.

     ARTIFICIAL LIFT SYSTEMS. We expect that our Artificial Lift Systems Division will continue to see improvements on a year on year basis in North American revenues, as well as improvements in margins as a result of cost containment, pricing and higher throughput in our plants. Results for the remainder of the year will be heavily dependent on the United States and Canadian rig counts, oil workover activity and heavy oil production in Canada.

     COMPRESSION SERVICES. Our Compression Services Division, which is less affected by day-to-day market factors, experienced a decline in operating profit and profitability in the first half of 2000 as we implemented a reorganization of its operations. This division was also affected by some start-up and administrative costs associated with the expansion of its operations outside of North America, in particular Asia and the Middle East. With this division's reorganization substantially complete, we believe it is now positioned for renewed growth. We expect the benefits from this reorganization and the division's international operations to begin to be realized in the second half of this year. Ultimate growth will be dependent on new contracts added to the operations and the division's ability to increase its market share and margins.

     Overall, the level of market improvements for our businesses in the remainder of 2000 will be heavily dependent on the North American and international rig counts and whether recent commodity price increases will result in higher customer spending. Recent improvements in North America may be partially offset by a slower recovery in the international markets. Although we believe that the activity levels in our industry are in the early stages of recovery, the extent of the recovery is difficult to predict in light of the volatile nature of our business. In particular, the recovery to date has not been linear and has varied from region to region and month to month as new projects are added and rigs deployed. We expect this trend to continue through the remainder of the year. In addition, the strength of the recovery will be dependent on many external factors such as compliance with OPEC quotas, world economic conditions and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1999

     The following charts contain selected financial data comparing our results for the three months ended June 30, 2000 and June 30, 1999:

      COMPARATIVE FINANCIAL DATA

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                 --------------------------
                                                                   2000              1999
                                                                 --------          --------
                                                                   (in thousands, except
                                                                    percentages and per
                                                                        share data)
      Revenues ................................................  $421,848          $278,588
      Gross Profit ............................................   127,378            76,834
      Gross Profit % ..........................................      30.2%             27.6%
      Selling, General and Administrative
        Attributable to Segments ..............................  $ 84,211          $ 60,191
      Corporate General and Administrative ....................     9,231             6,993
      Operating Income ........................................    34,885            10,086
      Income from Continuing Operations .......................    13,204             1,933
      Income from Continuing Operations Excluding
        Goodwill Amortization, Net of Taxes ...................    21,615             6,222
      EBITDA (a) ..............................................    82,528            50,388
      EBITDAR (b) .............................................    87,659            52,509
      Income per Diluted Share from Continuing Operations .....      0.12              0.02
      Income per Diluted Share from Continuing Operations
        Excluding Goodwill Amortization, Net of Taxes .........      0.19              0.06

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

(b) EBITDAR is calculated by adding our Compression Services Division's lease expenses from the compressor leases, that are subject to its sale leaseback arrangements to our EBITDA. We have included the EBITDAR for the informational purposes because this is a financial measure under which other public compression companies are analyzed by the investment community. In addition, EBITDAR calculations by one company may not be comparable to another company.


      SALES BY GEOGRAPHIC REGION

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                 --------------------------
                                                                   2000              1999
                                                                 --------          --------
     REGION: (a)

     U.S..........................................................  47%              47%
     Canada.......................................................  19%              16%
     Europe.......................................................   9%              12%
     Latin America................................................   9%               9%
     Africa.......................................................   5%               7%
     Middle East..................................................   3%               4%
     Asia  .......................................................   8%               5%
                                                                   ----             ----
         Total.................................................... 100%             100%
                                                                   ====             ====

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     Our results for the three months ended June 30, 2000 reflected the improved market conditions in which we were operating. These conditions had the following effects on our results:

  o Second quarter 2000 consolidated revenues improved 51.4% over the second quarter 1999 as a result of improved North American revenues, especially in the United States, and the impact of our late 1999 acquisitions. Our second quarter 2000 revenues in North America were $98.4 million higher than they were in the second quarter of 1999. We also saw the start of the international market recovery, with revenues outside North America increasing 44.0% from the extremely low levels experienced in the second quarter of 1999.

  o Our gross profit percentage increased 9.4% from the second quarter of 1999 to the second quarter of 2000. Improved margins reflect the higher revenue base and improved efficiencies.

  o Selling, general and administrative expenses decreased as a percentage of revenues from 24.1% in the second quarter of 1999 to 22.2% in the second quarter of 2000. The decrease primarily reflects a higher revenue base, offset by a $5.8 million increase in goodwill and intangible amortization primarily associated with acquisitions in late 1999.

  o Operating income increased 245.9% from the second quarter of 1999 due to improved market conditions and our efforts to reduce costs and improve efficiencies during the industry downturn. The acquisitions made by us late in the third quarter 1999 also contributed to the increase in operating income.

  o Our effective tax rate for the second quarter of 2000 was 36.0%, as compared to 12.4% for the second quarter 1999, due to the mix between foreign and U.S. tax attributes for 2000 and the low levels of income last year.

  o Our operating income as a percentage of revenues was 8.3% compared to 3.6% in the second quarter of 1999.

  o Our EBITDA as a percentage of revenues was 19.6% in the second quarter of 2000 compared to 18.1% in the second quarter of 1999.

  o We saw a 6.7% increase in revenues, a 26.1% increase in operating income and a 8.5% increase in EBITDA compared to the first quarter of 2000 due primarily to increased activity. These gains were realized notwithstanding declines in three of our divisions' Canadian revenues, operating income and EBITDA associated with the seasonal decline in activity in Canada in the second quarter.

  SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division experienced improvements in revenue and operating income as the increase in the North American rig count positively impacted the demand for its products and services, particularly in the United States. The initial signs of recovery for the international markets also contributed to the growth in the second quarter for this division. Our Drilling and Intervention Services Division's revenue and operating income were positively impacted by its 1999 acquisitions, including Dailey International and Williams Tool.

     Within our Drilling and Intervention Services Division, all of the product lines reported gains in revenues. Our fishing and rental and cementation lines showed the greatest improvements, due to stronger demand in North America.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the second quarters of 2000 and 1999:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                           ---------------------------
                                                              2000             1999
                                                           ---------         ---------
                                                                 (in thousands,
                                                               except percentages)

     Revenues...........................................   $ 206,748         $ 136,730
     Gross Profit.......................................      69,272            37,323
     Gross Profit %.....................................        33.5%             27.3%
     Selling, General and Administrative................    $ 31,268         $  22,249
     Operating Income...................................      38,810            15,510
     EBITDA.............................................      63,793            39,019

     Other material items affecting the results of our Drilling and Intervention Services Division for the second quarter of 2000 compared to the second quarter of 1999 were:

  o Our North American revenues for the second quarter of 2000 improved by 106.5% over the comparable period of 1999. Acquisitions completed in the latter half of 1999 and an increase in the North American rig count contributed to these improvements. Our international revenues, excluding Canada, increased by 11.4% from the second quarter of 1999 reflecting the international rig count improvement. The most significant revenue increase occurred in Europe where revenues increased 10.9% from prior year levels.

  o Selling, general and administrative expenses decreased as a percentage of revenues from 16.3% in the second quarter of 1999 to 15.1% in the second quarter of 2000. The decrease primarily reflects a higher revenue base partially offset by higher employee costs and an increase of $2.2 million in goodwill and intangible amortization expense.

  o Operating income increased $23.3 million in the second quarter of 2000 as compared to the second quarter of 1999 primarily due to improved market conditions in North America and the impact of 1999 acquisitions.

  o United States activity was the biggest contributor to the earnings of our Drilling and Intervention Services Division for the quarter, with the United States having contributed around 49.5% of the division's revenues and 45.6% of its operating profits. Europe also contributed around 12.5% of the division's revenues and 13.4% of its operating profits.

  o Our Drilling and Intervention Services Division reported the following gains in revenues, operating income and EBITDA in the second quarter 2000 as compared to the first quarter 2000 (in thousands, except percentages):

     Revenues............................................  $  19,219            10.3%
     Operating Income.....................................     7,966            25.8
     EBITDA...............................................     6,940            12.2

     COMPLETION SYSTEMS

     Our Completion Systems Division has shown steady improvements since the first quarter of 1999. We significantly changed the composition of this division in 1999 through our acquisitions of Petroline Wellsystems Limited and Cardium Tool Services. These acquisitions, together with a major expansion of our Nodeco liner hanger product line into the United States in 1999 and our acquisition of the Stratapac(R) and Stratacoil(TM) screen lines earlier this year, have expanded our businesses into higher margin premium completion markets worldwide and have added sand control and flow control to our completion product and service offerings.

     Our Completion Systems Division's revenues were slightly down from the first quarter of 2000. This decline was mostly attributable to the impact of the 'spring breakup' in Canada and disruptions in manufacturing due to a relocation of two of our manufacturing facilities in Europe. The transfer of manufacturing operations between locations in this Division is continuing and is expected to have some impact on costs and production in the third quarter. The manufacturing change is designed to reduce costs, improve efficiencies and expand production from our European liner hanger and flow control operations by more than 50%. We have also recently completed the first phase of a manufacturing expansion of our expandable sand control operations that is expected to increase capacity by more than five times.

     The Completion Systems Division continues to show signs of improvement, most notably in the United States where revenues were up 49.8% from the first quarter of 1999 and Asia where revenues were up 29.9% from the first quarter of 2000 and 417.7% from the second quarter of 1999. Sales in Europe are also beginning to improve.

     The following chart sets forth data regarding the results of our Completion Systems Division for the second quarters of 2000 and 1999:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                            -------------------------
                                                               2000           1999
                                                            ---------      ----------
                                                              (in thousands, except
                                                                  percentages)
     Revenues............................................   $  46,544      $   23,681
     Gross Profit........................................       9,288           2,460
     Gross Profit %......................................        20.0%          10.4%
     Selling, General and Administrative.................   $  13,683      $    8,218
     Operating Loss......................................      (4,395)         (5,758)
     EBITDA..............................................       1,751          (3,475)

     Other material items affecting the results of our Completion Systems Division for the second quarter of 2000 compared to second quarter of 1999 were:

  o Revenues nearly doubled in the second quarter of 2000 as compared to the second quarter of 1999. This improvement was mostly seen in the packer and liner hangers product lines as well as from sales of expandable completion products and flow control products added through our acquisition of Petroline Well Services in September 1999.

  o Gross profit as a percentage of revenues increased 92.3% primarily due to higher gross margin percentages from our 1999 acquisitions and improved manufacturing efficiencies.

  o Selling, general and administrative expenses as a percentage of revenues decreased from 34.7% in the second quarter of 1999 to 29.4% in the same period in 2000. The decrease is primarily due to the higher revenue base, partially offset by an increase of $2.7 million in goodwill and intangible amortization.

  o Sales of our sand screen product line nearly doubled in the second quarter of 2000 compared to the first quarter of 2000 due to improved market conditions and our recent addition of the Stratapac(R) and Stratacoil(TM) lines to our offering of sand control products.

  o Our research and development expenses for our Completion Services Division were approximately $2.4 million, or 5.2% of sales during the three months ended June 30, 2000. Goodwill and intangible amortization for the quarter was $3.4 million or 7.3% of revenues. These two items of expense are expected to be relatively flat for the remainder of the year and decline as a percentage of revenues as revenues increase.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Division continued to show strong growth in the second quarter of 2000. Despite the 'spring breakup' in Canada, our revenues in this division remained relatively flat in North America compared to the first quarter of 2000. We had expected revenues to be down in the second quarter due to the significance the Canadian market has on this division, approximately 50% of its revenues, but this division was able to benefit from Canadian workover-related drilling and the increased activity in the United States. International revenues, excluding Canada, increased $3.6 million to $14.6 million from the first quarter of 2000 due to a 40.5% improvement in Latin America, primarily Mexico and Argentina.

     Looking forward to the third quarter we expect that revenues in our Artificial Lift Systems Division will continue to benefit from the recovery in North America and the impact of price increases initiated earlier this year. Growth for the division will be heavily dependent on the extent and timing of increases in oil drilling and workover activity in North America, as well as the growth in South America.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the second quarters of 2000 and 1999:

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                          -------------------------
                                                             2000           1999
                                                          ----------      ---------
                                                            (in thousands, except
                                                                 percentages)
    Revenues............................................  $  104,235      $  62,227
    Gross Profit........................................      36,502         23,757
    Gross Profit %......................................        35.0%          38.2%
    Selling, General and Administrative.................  $   27,553      $  21,086
    Operating Income ...................................       8,949          2,671
    EBITDA..............................................      15,115          7,506

     Other material items affecting the results of our Artificial Lift Systems Division as reflected above for the second quarter of 2000 compared to the second quarter of 1999 were:

  o The second quarter of 2000 experienced an increase in revenues of 67.5% compared to the second quarter of 1999 primarily as a result of recent improvements in North American markets. The most significant improvement was in Canada where revenues were up 94.6% from second quarter 1999 levels.

  o Gross profit as a percentage of revenues decreased from the comparable period in 1999 primarily due to product mix differences.

  o Selling, general and administrative expenses decreased as a percentage of revenues from 33.9% in the second quarter of 1999 to 26.4% in the second quarter of 2000 due to cost reductions previously implemented and a higher revenue base.

  o Operating income as a percentage of revenues improved to 8.6% for the second quarter of 2000 as compared to 4.3% for the second quarter of 1999 due to cost reductions and the higher revenue base.

  o EBITDA as a percentage of revenues increased to 14.5% in the second quarter of 2000 from 14.1% in the first quarter of 2000 and 12.1% in the second quarter of 1999. The improvement reflected the impact of higher revenues and lower overhead costs.

     COMPRESSION SERVICES

     The Compression Services Division reported revenues of $64.3 million for the quarter compared to $56.0 million for the second quarter of 1999. Operating income, however, declined to $0.6 million in the second quarter of 2000 from $4.7 million in the second quarter of 1999 due to lower margin sales, higher compressor lease and other costs and the impact of a reorganization within the division. During the second quarter, this division substantially completed that reorganization that we initiated in the first quarter of this year. The reorganization included the termination of employment of approximately 75 employees, a change in pricing of fabricated compressors and a restructuring of packaging operations that has reallocated functions among the division's three fabrication facilities to reduce costs and increase efficiencies. Cost reduction activities will be ongoing throughout the third and fourth quarters.

     The following chart sets forth data regarding the results of our Compression Services Division for the second quarters of 2000 and 1999:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                           ---------------------------
                                                              2000              1999
                                                           ---------         ---------
                                                              (in thousands, except
                                                                   percentages)
    Revenues.............................................. $  64,321         $  55,950
    Gross Profit..........................................    12,316            13,294
    Gross Profit %........................................      19.1%             23.8%
    Selling, General and Administrative................... $  11,707         $   8,638
    Operating Income......................................       609             4,656
    EBITDA................................................    10,130            13,822
    Lease Expense.........................................     5,131             2,121
    EBITDAR ..............................................    15,261            15,943
    Minority Interest, Net of Taxes.......................      (152)             (915)

     Other material items affecting the results of our Compression Services Division for the second quarter of 2000 as compared to the comparable period in 1999 were:

  o Revenues increased 15.0% from the second quarter of 1999. This increase is attributable to increased revenues in Latin America, due to our YPF compression contract, and in Asia, due to our January 2000 acquisition of GSI.

  o Gross profit as a percentage of revenues decreased 19.7%. A contributing factor to the decrease was the impact of contracts bid at lower margins prior to our changes in manufacturing and pricing requirements. Another contributing factor to lower gross margins was higher lease expenses due to an increased number of compressors having been sold and subject to the sales leaseback arrangements described below. At June 30, 2000, the Compression Services Division had $285.9 million in compressors subject to these arrangements compared to $184.9 million at June 30, 1999. Quarterly lease payments for the compressors was $5.1 million for the second quarter of 2000 compared to $2.1 million for the second quarter of 1999.

  o The increase in selling, general and administrative expenses reflects costs associated with increased market activity and costs related to the reorganization of this division that was essentially complete by the end of the second quarter. International expansion, including Latin America and Asia, and higher goodwill amortization of $0.4 million also contributed to the increase in selling, general and administrative expense.

  o This division recently closed the purchase of Cooper Cameron's parts and services business in Canada. This acquisition expands our parts and services business and compliments our existing packaging operations in Canada.

  o During the first quarter, we acquired GSI and began start-up operations for the Middle East. The selling, general and administrative costs associated with GSI for the three months ended June 30, 2000 were approximately $1.3 million, with little profit attributable to that unit due to the start-up nature of its operations. GSI, however, commenced operations in Oman in the second quarter and has a large construction contract slated to begin later in the third quarter.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

      The following charts contain selected financial data comparing our results for the six months ended June 30, 2000 and June 30, 1999:

      COMPARATIVE FINANCIAL DATA

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                ------------------------------
                                                                  2000                 1999
                                                                ---------           ----------
                                                                   (in thousands, except
                                                               percentages and per share data)
      Revenues ...............................................  $ 817,230           $  543,929
      Gross Profit ...........................................    241,768              159,221
      Gross Profit % .........................................       29.6%                29.3%
      Selling, General and Administrative
         Attributable to Segments ............................  $ 163,184           $  121,830
      Corporate General and Administrative ...................     17,809               12,565
      Operating Income .......................................     62,558               25,716
      Income from Continuing Operations ......................     23,197                5,695
      Income from Continuing Operations Excluding
         Goodwill Amortization, Net of Taxes .................     39,650               14,258
      EBITDA .................................................    158,615              105,067
      EBITDAR ................................................    168,243              108,783
      Income per Diluted Share from Continuing Operations ....       0.21                 0.06
      Income per Diluted Share from Continuing Operations
         Excluding Goodwill Amortization, Net of Taxes .......       0.35                 0.14

      SALES BY GEOGRAPHIC REGION


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                ------------------------------
                                                                  2000                 1999
                                                                ---------           ----------
      REGION: (a)

      U.S....................................................      46%                  45%
      Canada.................................................      21%                  16%
      Europe.................................................       9%                  13%
      Latin America..........................................       9%                   9%
      Africa.................................................       5%                   8%
      Middle East............................................       3%                   4%
      Asia  .................................................       7%                   5%
                                                                  ----                 ----
          Total..............................................     100%                 100%
                                                                  ====                 ====

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     Our results for the six months ended June 30, 2000 reflected the improved market conditions in which we were operating. These conditions had the following effects on our results:

  o Consolidated revenues for the first six months of 2000 improved 50.2% over the same period of 1999 as a result of improved North American revenues and the impact of our 1999 acquisitions. For this period of 2000, revenues in North America were $212.8 million higher than they were in the comparable period of 1999. International revenues increased 28.8% from 1999 levels for these periods.

  o Selling, general and administrative expenses decreased as a percentage of revenues from 24.7% in the first six months of 1999 to 22.1% for the same period of 2000. The decrease primarily reflects a higher revenue base, offset by the initial costs relating to new product lines and businesses, and a $11.0 million increase in goodwill and intangible amortization.

  o Operating income increased 143.3% from the first half of 1999 due to improved market conditions and our efforts to reduce costs and improve efficiencies during the recent industry downturn. The acquisitions made by us late in the third quarter 1999 also contributed to the increase in operating income.

  o Our effective tax rate for the six months ended June 30, 2000 was 35.5%, as compared to 22.6% for the same period of 1999, due to the change in the mix between foreign and U.S. tax attributes and lower income levels in 1999.

  SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division experienced improvements in revenue and operating income as the increase in the North American rig count positively impacted the demand for its products and services. Demand in international markets was at historical lows during 1999. The decline in demand carried into the first quarter of 2000, resulting in pricing pressures and reduced volumes. This decline in demand in our international markets has started to show the initial signs of recovery. Our Drilling and Intervention Services Division's revenue and operating income were positively impacted by its 1999 acquisitions, including Dailey and Williams Tool.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the six months ended June 30, 2000 and 1999:

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               ---------------------------
                                                                  2000             1999
                                                               ----------       ----------
                                                                  (in thousands, except
                                                                   percentages)
     Revenues..............................................    $  394,277       $  279,364
     Gross Profit..........................................       128,258           82,755
     Gross Profit %........................................          32.5%            29.6%
     Selling, General and Administrative...................    $   60,244       $   45,963
     Operating Income......................................        69,654           37,682
     EBITDA................................................       120,646           85,047

     Other material items affecting the results of our Drilling and Intervention Services Division for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 were:

  o Our North American revenues for the first six months of 2000 improved by 98.3% over the comparable period of 1999. Acquisitions completed in the latter half of 1999 and a 56.8% increase in the North American rig count contributed to these improvements. Our international revenues, excluding Canada, remained relatively flat year over year, but were up 14.7% compared to the second half of 1999.

  o Selling, general and administrative expenses decreased as a percentage of revenues from 16.5% in the first half of 1999 to 15.3% in the first half of 2000. The decrease primarily reflects a higher revenue base, partially offset by an increase of $4.5 million in goodwill and intangible amortization expense.

  o Operating income increased $32.0 million in the six months ended June 30, of 2000 as compared to the same period of 1999 primarily due to improved market conditions in North America and the impact of the late 1999 acquisitions.

  o The improvement in the North American markets was most strongly felt by this division as 58.4% of its revenues and 57.7% of its operating profits are attributable to this region.

     COMPLETION SYSTEMS

     Our Completion Systems Division has shown steady improvements since the first quarter of 1999. The following chart sets forth data regarding the results of our Completion Systems Division for the six months ended June 30, 2000 and 1999:

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            --------------------------
                                                               2000            1999
                                                            ----------      ----------
                                                              (in thousands, except
                                                                  percentages)
     Revenues............................................    $  94,165      $   46,334
     Gross Profit........................................       17,949           5,270
     Gross Profit %......................................         19.1%           11.4%
     Selling, General and Administrative.................    $  27,459      $   16,170
     Operating Loss......................................       (9,510)        (10,900)
     EBITDA..............................................        3,087          (6,190)

     Other material items affecting the results of our Completion Systems Division for the six months ended June 30, 2000 compared to six months ended June 30, 1999 were:

  o Revenues more than doubled in the first half of 2000 as compared to the first half of 1999. The increase is due to the expansion of the distribution of our core products and the new product offerings generated by our late 1999 acquisitions.

  o Gross profit as a percentage of revenues increased 67.5% primarily due to higher gross margin percentages from our late 1999 acquisitions and higher throughput in our manufacturing facilities.

  o Selling, general and administrative expenses as a percentage of revenues decreased from 34.9% in the first half of 1999 to 29.2% in the same period in 2000. The decrease is primarily due to the higher revenue base, partially offset by an increase of $5.4 million in goodwill and intangible amortization associated with acquisitions.

     ARTIFICIAL LIFT SYSTEMS

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. Revenues for this division increased approximately 70.8% for the six months ended June 30, 2000, from 1999 levels, primarily in response to improved activity levels in North American markets, in particular Canada. This division has also seen increased sales in the Latin American markets from 1999 levels as its artificial lift products have begun to penetrate those markets utilizing our worldwide infrastructure.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the six months ended June 30, 2000 and 1999.

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            --------------------------
                                                               2000            1999
                                                            ----------      ----------
                                                              (in thousands, except
                                                                  percentages)
    Revenues..............................................  $  204,452      $  119,698
    Gross Profit..........................................      70,857          45,152
    Gross Profit %........................................        34.7%           37.7%
    Selling, General and Administrative...................  $   53,610      $   43,325
    Operating Income .....................................      17,247           1,827
    EBITDA................................................      29,287          11,497

     Other material items affecting the results of our Artificial Lift Systems Division as reflected above for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 were:

  o The first half of 2000 experienced an increase in revenues of 70.8% compared to the first half of 1999 primarily as a result of recent improvements in North American markets. The most significant improvement was in Canada where revenues more than doubled 1999 levels as compared to the Canadian rig count increase of 76.8% period over period.

  o Gross profit as a percentage of revenues decreased 8.0% from the comparable period 1999 primarily due to increased sales of lower margin ancillary products associated with progressing cavity pumps in Canada.

  o Selling, general and administrative expenses decreased as a percentage of revenues from 36.2% in the six months ended June 30, 1999 to 26.2% in the same period of 2000 due to cost reductions previously implemented and a higher revenue base.

  o Operating income increased by $15.4 million compared to the first half of 1999. This improvement is primarily due to increased demand, both domestically and internationally, as well as the impact of cost reduction programs implemented during 1999.

     COMPRESSION SERVICES

     The Compression Services Division reported revenues of $124.3 million for the first six months of 2000 compared to $98.5 million for the same period of 1999. Operating income declined to $2.8 million in the first six months of 2000 from $9.7 million in the same period of 1999. The decline in operating income for the period was primarily attributable to lower margins on sales and rentals, higher costs related to the reorganization of the division during the first half of 2000, higher selling, general and administrative expenses and start-up costs associated with international expansion, including GSI.

     The following chart sets forth data regarding the results of our Compression Services Division for the six months ended June 30, 2000 and 1999:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            --------------------------
                                                              2000              1999
                                                            ---------        ---------
                                                               (in thousands, except
                                                                   percentages)

    Revenues.............................................   $ 124,336        $  98,533
    Gross Profit.........................................      24,704           26,044
    Gross Profit %.......................................        19.9%            26.4%
    Selling, General and Administrative..................   $  21,871        $  16,372
    Operating Income.....................................       2,833            9,672
    EBITDA...............................................      21,683           26,406
    Lease Expense........................................       9,628            3,716
    EBITDAR..............................................      31,311           30,122
    Minority Interest, Net of Taxes......................        (694)          (1,886)

     Other material items affecting the results of our Compression Services Division for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 were:

  o The increase in revenues primarily reflects the inclusion of the joint venture for the entire six months of 2000, $6.8 million in revenues from the YPF contract and $15.8 million of incremental revenues from the January 2000 acquisition of GSI.

  o Gross profit as a percentage of revenues decreased 24.6% due to lower margins on equipment sales worldwide and lower margins on rental contracts due to pricing pressures primarily in the United States and higher lease expenses due to an increased number of compressors having been sold and subject to the sales leaseback arrangements described below. Quarterly lease payments for the compressors was $9.6 million for the first six months of 2000 compared to $3.7 million for the first six months of 1999. Another contributing factor to the decrease in gross profit percentage is the change in product mix from the higher margin rental services to the lower margin equipment sales.

  o The increase in selling, general and administrative expenses reflects costs associated with increased market activity, costs related to the reorganization of this division that commenced in the first quarter of 2000 and costs associated with new foreign operations, including Latin America and Asia.

  o During the first quarter of 2000, we acquired GSI and began start-up operations for the Middle East. The selling, general and administrative costs associated with GSI for the first six months 0f 2000 were approximately $2.2 million, with little profit attributable to that unit due to the start-up nature of operations. GSI, however, commenced operations in Oman in the second quarter and has a large construction contract slated to begin later in the year.

  o During 1999, our Compression Services Division financed a substantial portion of its growth through the use of sale and leaseback arrangements. The payments under these leases are charged as a direct operating expense and reduce the operating income and margins of the division. However, EBITDAR, which excludes the effect of these leases, was up in the six months ended June 30, 2000 from the first half of 1999.

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco drilling products division that was distributed to our shareholders on April 14, 2000. Results from discontinued operations were as follows:

  o We had a loss from discontinued operations, net of taxes, for the six months ended June 30, 2000, of $3.5 million and a loss from discontinued operations, net of taxes, for the three and six months ended June 30, 1999 of $4.0 million and $5.2, respectively.

  o Included in the loss from discontinued operations for the three months ended March 31, 2000 are $1.0 million, net of taxes, of estimated transaction costs and the net income of $0.1 million from discontinued operations for the period April 1, 2000 through the distribution date.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are reserves of cash, cash generated from operations and borrowings under bank lines of credit. We recently completed the private placement of $910 million face amount of our Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures"). The net proceeds of approximately $491.9 million from the placement were used or will be used to repay our short-term indebtedness.

     As of June 30, 2000, we had repaid approximately $228.7 million in short term and other debt with the proceeds of the placement and we expect to repay approximately $195.3 million in short-term debt with the net proceeds during the third quarter of 2000 and $10.0 million in the fourth quarter of 2000. Once this debt has been repaid, our total funded debt will be around $1.1 billion. Pending the repayment of our short-term debt, we are investing the net proceeds in short-term government and investment grade securities. We elected to issue the Zero Coupon Debentures because of the attractiveness of the rate compared to the prevailing rate on our short-term debt, our desire to convert our short-term borrowings into longer term debt and the significant premium to market provided to us on the conversion rate. We believe the placement of the Zero Coupon Debentures substantially strengthens our financial position to take advantage of future opportunities as they may arise. On a pro forma basis, the annual after tax cash cost of our outstanding debt is around $22.5 million.

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

     The following chart contains information regarding our capital resources and borrowings and exposures as of June 30, 2000 and December 31, 1999:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2000           1999
                                                                              -----------     ------------
                                                                                    (in thousands)

     Cash and Cash Equivalents..........................................      $   281,717      $   44,361
     Short-Term Borrowings and Current Portion of
       Long-Term Debt...................................................          216,434         322,767
     Long-Term Debt.....................................................          223,403         226,603
     Zero Coupon Convertible Senior Debentures..........................          501,647              --
     5% Convertible Subordinated Preferred Equivalent Debenture.........          402,500         402,500
     Letters of Credit Outstanding......................................           32,434          27,791
     Cumulative Foreign Currency Translation
       Adjustment.......................................................          (97,749)        (89,797)
     International Assets (Liabilities) Hedged (U.S. Dollar
       Equivalent)......................................................                -          14,745

     The net increase in our cash and cash equivalents since June 30, 2000, was primarily attributable to the following:

  o Proceeds from issuance of Zero Coupon Debentures of $491.9 million, net of expenses.

  o Repayments, net, on long-term debt and short-term facilities of $108.9 million.

  o  Proceeds from the sale and leaseback of compression units of $46.1 million.

  o Capital expenditures of property, plant and equipment from continuing operations of $86.7 million, including $29.8 million for Compression Services Division funded by sale and leaseback arrangements.

  o Acquisition of new businesses for continuing operations of approximately $67.7 million in cash, net of cash acquired, including acquisitions for our Compression Services Division of $18.7 million that were partially funded with the proceeds of the sale and leaseback arrangements noted above.

  o Cash outflows from operating activities associated with our continuing operations of $39.9 million.

  o Capital expenditures of property, plant and equipment from discontinued operations of $5.1 million and cash outflow from operating activities of discontinued operations of $13.3 million.

     BANKING FACILITIES

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of June 30, 2000, $221.5 million was available under the credit facility. Borrowings under this facility bear interest at the U.S. prime rate or a variable rate based on the LIBOR. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     We have unsecured short-term borrowings with various institutions pursuant to uncommitted lines of credit facilities and bid note arrangements. At June 30, 2000, we had $181.3 million in unsecured short-term borrowings outstanding under these arrangements. We intend to repay these borrowings on their maturity over the next months using proceeds from the placement of the Zero Coupon Debentures.

     ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     As noted above, on June 30, 2000 we completed the private placement of $910 million face amount of our Zero Coupon Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. We received proceeds of $491.9 million, net of debt issuance costs of $9.7 million.

     Holders may convert the Zero Coupon Debentures into shares of our Common Stock at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or an initial conversion price of $55.1425 per share of Common Stock. The effective conversion price will increase as the accreted value of the Zero Coupon Debentures increases. We may redeem the Zero Coupon Debentures on or after June 30, 2005 at the accreted discounted amount at the time of redemption as provided for in the indenture agreement. The holders also may require us to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010, and June 30, 2015 at the accreted discounted amount at the time of redemption.

     CONVERTIBLE SUBORDINATED DEBENTURES

     In November 1997, we sold $402.5 million principal amount of our 5% Convertible Subordinated Preferred Equivalent Debentures (the "Debentures") due 2027. The Debentures bear interest at an annual rate of 5% and are convertible into Common Stock. The original conversion was at a price of $80 per share; however, under the terms of the Debentures, the conversion rate for the Debentures was adjusted to $53.34 per share following our spin-off of Grant Prideco. The adjustment factor for the conversion rate was based on the average market price of our common stock on a pre-spin basis and the fair market value of the Grant Prideco common stock distributed.

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

     7 1/4% SENIOR NOTES DUE 2006

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15. These Senior Notes may not be redeemed prior to maturity.

     COMPRESSION FINANCING

     Our Compression Services Division has entered into various sale and leaseback arrangements where it has sold $285.9 million of compression units at June 30, 2000, and has a right to sell up to another $64.1 million of compression units. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five-year operating lease with a market-based purchase option.

     As of December 31, 1999, our Compression Services Division had sold compressors under these arrangements having appraised values and received cash of $239.8 million. These sales resulted in a pretax deferred gain of $77.3 million, which may be deferred until the end of the lease. During the six months ended June 30, 2000, our Compression Services Division sold additional compressors for which it received cash equal to the appraised value of $46.1 million. The sales resulted in an additional pretax deferred gain of approximately $11.5 million.

     Our Compression Services Division continues to review potential projects for expansion of its operations both domestically and internationally. Depending on the size of these projects, we expect that the financing of the projects will be funded with the joint venture's cash flow from operations, proceeds from its sale and leaseback arrangements, or new project or similar type financings.

     GRANT PRIDECO NOTE

     In connection with our spin-off of Grant Prideco, we received from Grant Prideco an unsecured subordinated note to us in the amount of $100.0 million. The $100.0 million obligation to us bears interest at an annual rate equal to 10.0%. Interest payments are payable to us quarterly, and principal and all unpaid interest is due no later than March 31, 2002. Under the terms of the note, Grant Prideco is required to repay this note with the proceeds of any debt or equity financing, excluding financing under a credit facility or any equity issued in connection with a business combination. The indebtedness of Grant Prideco to us is subordinated to the working capital obligations of Grant Prideco to its banks. Grant Prideco's ability to repay this indebtedness and the timing thereof is subject to its discretion and will be dependent upon market conditions.

     CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment for our continuing operations during the six months ended June 30, 2000 were $86.7 million and primarily related to rental equipment, fishing tools and tubular service equipment and compressors and related assets. Included within these capital expenditures for the six months ended June 30, 2000 was $29.8 million for our Compression Services Division that primarily related to our U.S.

operations. Capital expenditures for 2000 are expected to be approximately $135.0 million, excluding capital expenditures for our compression operations that are financed by sale and leaseback arrangements. Our depreciation expense during the first half of 2000 was $74.2 million. We currently expect depreciation for the year to be approximately $200 to $210 million.

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

     ACQUISITIONS

     On June 30, 2000, we acquired the underbalanced drilling product line of Oiltools International Limited for approximately $20.0 million. The acquired business provides underbalanced drilling services in the international markets, in particular Asia Pacific and the Middle East. The assets add to the capabilities of our underbalanced drilling operations. On April 20, 2000, we acquired the sand screen product lines of Oiltools for approximately $18.5 million. The principal product lines include Stratapac(R), a highly engineered, patented screen used in offshore, deviated and horizontal wells; Stratacoil(TM), a small diameter premium screen used for thru tubing completions; and AccuWrap(TM), a premium wire wrap screen. These product lines were acquired to enhance and complement our existing Houston Well Screen(TM) and Expandable Sand Screen(TM) product lines.

     On January 12, 2000, we acquired Singapore-based GSI for a total of approximately $20.2 million. The acquisition expands our Compression Services Division's platform of full service capabilities in the Asia-Pacific and Middle Eastern markets. GSI's main business units include compressor packaging, rental, maintenance and service, and floating production storage and offloading platforms. In addition to Singapore, GSI has service locations in Indonesia and the United Arab Emirates.

     During the six months ended June 30, 2000 we also completed two acquisitions for our Artificial Lift Systems Division and four additional acquisitions for our Compression Services Division for total consideration of $12.1 million. We also acquired a minority-held interest in one of our subsidiaries of our Completion Systems Division for shares of our common stock valued at $4.8 million, and completed two acquisitions for our Drilling and Intervention Services division for total consideration of $4.0 million.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including the addition of approximately $64.4 million of goodwill during the six months ended June 30, 2000. The amortization expense for goodwill and other intangibles during the six months ended June 30, 2000 was $21.8 million.

     Our acquisitions are accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in our consolidated condensed financial statements since the date of acquisition. The purchase price is allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in our Consolidated Condensed Balance Sheets related to our acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, with an effective date of January 1, 2000. We are currently evaluating the impact of SAB No. 101, but do not anticipate that application of this bulletin will have a material impact on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, amending the effective date of SFAS No. 133 to years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. We are currently evaluating the impact of SFAS No. 133 on our consolidated financial statements.

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

     Approximately 42.7% of our net assets from continuing operations are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. We recorded a $22.4 million adjustment to our equity account for the six months ended June 30, 2000 primarily to reflect the net impact of the decline in European currencies against the U.S. dollar. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Condensed Statements of Income.

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

         A Downturn in Market Conditions Could Affect Projected Results. Any unexpected material changes in drilling activity or oil and gas prices or other market trends would likely affect the forward-looking information provided by us. Any unexpected material changes in oil and gas prices or other market trends that would impact drilling activity would likely affect the forward-looking information contained in this report. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control.

         Our estimates as to future results and industry trends are based on assumptions regarding the future prices of oil and gas, the North American and international rig counts and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for the remainder of 2000, we have made the following assumptions:

         o The increases in the price of oil that have occurred will result in continuing improvements to our businesses this year, with the strongest improvements expected to occur in the fourth quarter.

         o Activity levels and volume and pricing improvements in our industry will gradually improve as the year progresses, with the strongest markets being in North America.

         o International activity outside North America will lag North America with volume improvements being gradual and varied across regions. We do not expect substantial international improvement this year, but do expect the international markets to substantially improve next year.

         o Oil prices will average over $25 per barrel for West Texas Intermediate crude.

         o Average natural gas prices for the remainder of 2000 will exceed $3.00 per mcf.

         o  World demand for oil will be up only slightly.

         o North American and international rig counts will continue to improve, with increases in the international rig count following the North American rig count increase by around six months.

         o Pricing will continue to be subject to market conditions and competitive pricing pressures in selected markets and product lines. We have also assumed that we will be able to improve our margins through price increases and that price increases will more than offset wage and other cost increases.

         o Demand for compression services will remain relatively flat for the remainder of the year with improvements to be based on new contracts.

         o Canadian activity will recover in the third quarter but below first quarter levels and be at or above our first quarter levels by the fourth quarter.

         o Demand for our products and services will vary based on regions as products are added.

         o Demand for many of our products and services will track completion activity and lag drilling.

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

         A Future Reduction in the Rig Count Could Adversely Affect the Demand for Our Products and Services. Our operations were materially affected by the decline in the rig count during 1998 and 1999. Although the North American rig count has recently improved significantly from the low levels in 1999, another decline in the North American and international rig counts would adversely affect our results. Our forward-looking statements regarding our drilling products assume the rig count in 2000 will continue to improve domestically and that the international rig count will slowly improve with the greatest improvements this year being in the fourth quarter. We have also assumed that there will not be any material declines in the worldwide rig count, in particular the domestic rig count.

         Projected Cost Savings Could Be Insufficient. During 1998 and 1999, we implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. We also have recently implemented costs saving measures at our Compression Services Division. Our forward-looking statements regarding cost savings and their impact on our business assume these measures will generate the savings expected.

         Manufacturing Improvements. We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in our European completion operations through the consolidation of facilities and additions of equipment. These activities are still ongoing. We were affected by the relocation of manufacturing operations in this division in the second quarter of 2000. Our forward-looking statements assume that the manufacturing expansion and consolidation are completed without any further material disruptions. If there are any additional disruptions or excess costs associated with the manufacturing changes, the results of our Completion Systems division could be adversely affected.

         Capacity Constraints. Our forward-looking information assumes that we will have sufficient manufacturing capacity and personnel to address demand increases. To the extent there are limitations on capacity or personnel in areas in which the markets are improving, our growth could be limited or our costs increased due to the need to meet demand through outside sources.

         Weatherford's Success is Dependent upon the Integration of Acquisitions. During 1999 and 2000, we consummated, or agreed to consummate, various acquisitions of product lines and businesses. The success of these acquisitions will be dependent on our ability to integrate these product lines and businesses with our existing businesses and eliminate duplicative costs. We have, or will have, incurred various duplicative costs with respect to the operations of companies and businesses acquired by us during 1999 and 2000 pending the integration of the acquired businesses with our businesses. Our forward-looking statements assume the successful integration of the acquired businesses and their contribution to our income during 2000. Integration of acquisitions is something that cannot occur overnight and is something that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of our integration efforts.

         Weatherford's Success is Dependent upon Technological Advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our product and service offerings. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically advanced value-added products. These technological advances include our underbalanced drilling technology and our expandable sand screen technology. Our forward-looking statements have assumed gradual growth from these new products and services through 2000.

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

         Currency Fluctuations Could Have a Material Adverse Financial Impact. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. The United States dollar has been strong against most currencies over the past year. In particular, while the Euro has declined significantly against the United States dollar since the beginning of the year. Our forward-looking statements assume no material impact from future changes in currencies.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 30, 2000, we sold $910.0 million face amount of our Zero Coupon Senior Convertible Debentures due 2020 in a private placement, resulting in proceeds to us of approximately $491.9 million, net of issuance costs. The debentures were issued to Morgan Stanley Dean Witter, the initial purchaser, at an original issue discount of $551.26 per debenture. The debentures have a yield to maturity of 3% per annum. The proceeds of the private placement have been used to pay down current debt of $314.0 million and an additional $120.0 million is anticipated to be paid by October 30, 2000.

     Holders may convert the debentures into shares of our common stock at a rate of 9.9970 shares for each $1,000 principal amount at maturity (effectively an initial conversion price of $55.1425 per share of common stock) at any time before maturity. The conversion price will not be adjusted for the accrued original issue discount. We may redeem any of the debentures on or after June 30, 2005. Holders may require us to repurchase the debentures on June 30, 2005, June 30, 2010, and June 30, 2015.

     The debentures were issued in a private placement in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on June 9, 2000, the stockholders of the Company approved: the election of eight directors to serve until the next annual meeting of stockholders. There were no broker non-votes. The following sets forth the results of the voting with respect to each such matter.

             Election of Directors                            For          Withheld/Against      Abstained
--------------------------------------------------------   ----------      ----------------      ---------
Philip Burguieres........................................  96,645,573          1,251,002                --
David J. Butters.........................................  96,646,181          1,250,394                --
Bernard J. Duroc-Danner..................................  96,646,226          1,250,349                --
Sheldon B. Lubar.........................................  96,645,170          1,251,405                --
William E. Macaulay......................................  96,645,737          1,250,838                --
Robert B. Millard........................................  96,645,728          1,250,847                --
Robert K. Moses, Jr......................................  96,646,112          1,250,463                --
Robert A. Rayne..........................................  96,646,069          1,250,506                --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           3.1 Certificate of Designation of the Registrant's Series A Preferred Stock, par value $1.00 per share (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-3, as amended (Reg. No. 333-41344)).

           4.1 Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

           4.2 Registration Rights Agreement dated June 30, 2000, between Weatherford International, Inc. and Morgan Stanley & Co. Incorporated (incorporated by referencce to Exhibit 4.2 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

          10.1 Purchase Agreement, dated June 26, 2000, between Weatherford International, Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).

         *10.2 Change of Control Agreement dated as of June 10, 1998, between Weatherford International, Inc. and Burt M. Martin.

          10.3 Combination Agreement dated as of June 16, 2000, by and among Weatherford International, Inc., Weatherford Oil Services, Inc., Weatherford Canada Ltd. And Alpine Oil Services Corporation (including as exhibits, forms of Plan of Arrangement, Support Agreement and Voting and Exchange Trust Agreement) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

         *27.1    Financial Data Schedule

         * Filed herewith

     (b)   Reports on Form 8-K:

           1)     Current Report on Form 8-K dated April 17, 2000, announcing
                  (i) the completion of the spin-off to our stockholders of Grant Prideco drilling products division, (ii) the adjustment to the conversion price of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 as a result of the spin-off of Grant Prideco, and (iii) the earnings for the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Weatherford International, Inc.



                                    By: /s/ Curtis W. Huff
                                        ---------------------------------------
                                        Curtis W. Huff
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ Lisa W. Rodriguez
                                        ---------------------------------------
                                        Lisa W. Rodriguez
                                        Vice President Accounting and Controller
                                        (Principal Accounting Officer)




Date:  August 14, 2000

                                 EXHIBIT INDEX

   EXHIBIT NO.                        DESCRIPTION
   -----------                        -----------
       3.1        Certificate of Designation of the Registrant's Series A
                  Preferred Stock, par value $1.00 per share (incorporated by reference to Exhibit 3.3 to Registration Statement on Form
                  S-3, as amended (Reg. No. 333-41344)).

       4.1        Second Supplemental Indenture dated June 30, 2000, between
                  Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

       4.2        Registration Rights Agreement dated June 30, 2000, between
                  Weatherford International, Inc. and Morgan Stanley & Co.
                  Incorporated (incorporated by referencce to Exhibit 4.2 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

      10.1        Purchase Agreement, dated June 26, 2000, between Weatherford
                  International, Inc. and Morgan Stanley & Co. Incorporated
                  (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).

     *10.2        Change of Control Agreement dated as of June 10, 1998, between
                  Weatherford International, Inc. and Burt M. Martin.

      10.3 Combination Agreement dated as of June 16, 2000, by and among Weatherford International, Inc., Weatherford Oil Services,
                  Inc., Weatherford Canada Ltd. And Alpine Oil Services
                  Corporation (including as exhibits, forms of Plan of Arrangement, Support Agreement and Voting and Exchange Trust
                  Agreement) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

     *27.1        Financial Data Schedule


     * Filed herewith