Form 10-Q
period 2000-09-30
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2000-11-08
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Title of Class                           Outstanding at October 27, 2000
       --------------                           -------------------------------
Common Stock, par value $1.00                             109,889,830

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARES AND PAR VALUE)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2000              1999
                                                                                ------------      ------------
                                                                                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents ..............................................     $     97,739      $     44,361
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $23,222 and $19,882, Respectively ........................          446,516           352,139
   Inventories ............................................................          431,509           364,607
   Other Current Assets ...................................................          125,801           108,042
                                                                                ------------      ------------
                                                                                   1,101,565           869,149
                                                                                ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST,
   NET OF ACCUMULATED DEPRECIATION ........................................          927,950           898,996

GOODWILL, NET .............................................................        1,071,077           991,679
NET ASSETS OF DISCONTINUED OPERATIONS .....................................               --           553,861
DEFERRED TAX ASSET ........................................................           72,962            66,077
OTHER ASSETS ..............................................................          231,674           134,027
                                                                                ------------      ------------
                                                                                $  3,405,228      $  3,513,789
                                                                                ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-Term Borrowings and Current Portion of Long-Term Debt ............     $     39,502      $    322,767
   Accounts Payable .......................................................          152,671           117,530
   Other Current Liabilities ..............................................          258,289           216,302
                                                                                ------------      ------------
                                                                                     450,462           656,599
                                                                                ------------      ------------
LONG-TERM DEBT ............................................................          226,321           226,603
ZERO COUPON CONVERTIBLE SENIOR DEBENTURES .................................          505,409                --
MINORITY INTEREST .........................................................          199,308           198,597
DEFERRED INCOME TAXES AND OTHER ...........................................          205,894           186,611
5% CONVERTIBLE SUBORDINATED PREFERRED
   EQUIVALENT DEBENTURES ..................................................          402,500           402,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A Preferred Stock, $1 Par Value, Authorized One
     Share, Issued One and Zero Shares, Respectively .....................               --                --
   Common Stock, $1 Par Value, Authorized 250,000,000 Shares,
     Issued 121,335,034 and 120,200,449 Shares, Respectively ..............          121,335           120,200
   Capital in Excess of Par Value .........................................        1,590,166         1,526,648
   Treasury Stock, at Cost ................................................         (304,253)         (300,482)
   Retained Earnings ......................................................          137,011           586,310
   Accumulated Other Comprehensive Loss ...................................         (128,925)          (89,797)
                                                                                ------------      ------------
                                                                                   1,415,334         1,842,879
                                                                                ------------      ------------
                                                                                $  3,405,228      $  3,513,789
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS                       NINE MONTHS
                                                                ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                            ----------------------------      ----------------------------
                                                                2000            1999             2000             1999
                                                            -----------      -----------      -----------      -----------
REVENUES:
     Products .........................................     $   207,983      $   162,564      $   569,727      $   387,446
     Services and Rentals .............................         254,187          161,068          709,673          480,115
                                                            -----------      -----------      -----------      -----------
                                                                462,170          323,632        1,279,400          867,561
COSTS AND EXPENSES:
     Cost of Products .................................         133,556          122,711          383,261          274,553
     Cost of Services and Rentals .....................         188,839          113,690          514,596          346,556
     Selling, General and Administrative Attributable
       to Segments ....................................          85,869           64,705          249,053          186,535
     Corporate General and Administrative .............           9,574            5,585           27,383           18,150
     Equity in Earnings of Unconsolidated Affiliates ..            (677)            (688)          (2,460)          (1,578)
                                                            -----------      -----------      -----------      -----------
OPERATING INCOME ......................................          45,009           17,629          107,567           43,345

OTHER INCOME (EXPENSE):
     Interest Income ..................................           5,269              427            8,781            2,528
     Interest Expense .................................         (15,818)         (11,019)         (45,360)         (31,917)
     Other, Net .......................................            (368)            (672)             193            1,485
                                                            -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST ............................          34,092            6,365           71,181           15,441
PROVISION FOR INCOME TAXES ............................         (12,442)          (1,848)         (25,626)          (3,903)
                                                            -----------      -----------      -----------      -----------
INCOME BEFORE MINORITY INTEREST .......................          21,650            4,517           45,555           11,538
MINORITY INTEREST EXPENSE, NET OF TAX .................            (127)          (1,495)            (835)          (2,821)
                                                            -----------      -----------      -----------      -----------
INCOME FROM CONTINUING
     OPERATIONS .......................................          21,523            3,022           44,720            8,717
LOSS FROM DISCONTINUED
     OPERATIONS, NET OF TAX ...........................              --          (14,115)          (3,458)         (19,292)
                                                            -----------      -----------      -----------      -----------
NET INCOME (LOSS) .....................................     $    21,523      $   (11,093)     $    41,262      $   (10,575)
                                                            ===========      ===========      ===========      ===========
BASIC EARNINGS (LOSS) PER SHARE:
     Income From Continuing Operations ................     $      0.20      $      0.03      $      0.41      $      0.09
     Loss From Discontinued Operations ................              --            (0.14)           (0.03)           (0.20)
                                                            -----------      -----------      -----------      -----------
     Net Income (Loss) Per Share ......................     $      0.20      $     (0.11)     $      0.38      $     (0.11)
                                                            ===========      ===========      ===========      ===========
DILUTED EARNINGS (LOSS) PER SHARE:
     Income From Continuing Operations ................     $      0.19      $      0.03      $      0.40      $      0.09
     Loss From Discontinued Operations ................              --            (0.14)           (0.03)           (0.19)
                                                            -----------      -----------      -----------      -----------
     Net Income (Loss) Per Share ......................     $      0.19      $     (0.11)     $      0.37      $     (0.10)
                                                            ===========      ===========      ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic ............................................         109,792          101,408          109,147           98,770
     Diluted ..........................................         114,500          103,481          112,908          100,306

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) .......................................................     $     41,262      $    (10,575)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided  by Operating Activities:
     Depreciation and Amortization ........................................          146,339           119,968
     Loss from Discontinued Operations ....................................            3,458            19,292
     Minority Interest Expense, Net of Tax ................................              835             2,821
     Deferred Income Tax Provision (Benefit) ..............................          (13,647)            3,903
     Provision for Uncollectible Accounts Receivable ......................            3,251             3,556
     Gain on Sales of Property, Plant and Equipment .......................           (8,483)           (7,157)
     Other, Net ...........................................................            1,998                --
     Change in Operating Assets and Liabilities, Net of  Effects
       of Businesses Acquired .............................................         (154,992)         (107,322)
                                                                                ------------      ------------
       Net Cash Provided by Continuing Operations .........................           20,021            24,486
       Net Cash Provided (Used) by Discontinued Operations ................          (12,225)           55,176
                                                                                ------------      ------------
       Net Cash Provided by Operating Activities ..........................            7,796            79,662
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired .........................          (86,366)          (78,286)
  Capital Expenditures for Property, Plant and Equipment ..................         (164,062)         (134,719)
  Acquisitions and Capital Expenditures of Discontinued Operations ........           (5,056)          (50,340)
  Proceeds from Sale of Businesses ........................................           14,084                --
  Proceeds from Sale of Property, Plant and Equipment .....................           25,666            21,763
  Proceeds from Sale and Leaseback of Equipment ...........................           55,068           139,815
                                                                                ------------      ------------
       Net Cash Used by Investing Activities ..............................         (160,666)         (101,767)
                                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (Repayments) of Short-Term Debt, Net .........................         (280,095)          145,339
  Repayments of Long-Term Debt, Net .......................................           (9,468)          (17,598)
  Repayments of Debt by Discontinued Operations ...........................               --           (52,316)
  Issuance of Zero Coupon Convertible Senior Debentures, Net ..............          491,868                --
  Distribution to Minority Interest Holder ................................               --           (65,350)
  Proceeds from Exercise of Stock Options .................................            6,226             1,329
  Acquisition of Treasury Stock ...........................................           (2,607)           (2,762)
  Other, Net ..............................................................              324               501
                                                                                ------------      ------------
       Net Cash Provided by Financing Activities ..........................          206,248             9,143
                                                                                ------------      ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ........................................................           53,378           (12,962)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................           44,361            34,131
                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................     $     97,739      $     21,169
                                                                                ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid ...........................................................     $     40,204      $     32,802
  Income Taxes Paid, Net of Refunds .......................................           12,916            14,322


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THREE MONTHS                       NINE MONTHS
                                                                ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                            ----------------------------      ----------------------------
                                                                2000             1999            2000             1999
                                                            -----------      -----------      -----------      -----------
Net Income (Loss) .....................................     $    21,523      $   (11,093)     $    41,262      $   (10,575)
Other Comprehensive Loss:
     Foreign Currency Translation Adjustment ..........         (31,176)          (5,103)         (53,593)         (10,414)
                                                            -----------      -----------      -----------      -----------
Comprehensive Loss ....................................     $    (9,653)     $   (16,196)     $   (12,331)     $   (20,989)
                                                            ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The unaudited consolidated condensed financial statements included herein have been prepared by Weatherford International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include the accounts of Weatherford International, Inc. and all majority-owned subsidiaries (the "Company") and reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

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

2.   INVENTORIES

     Inventories by category are as follows:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2000             1999
                                                  ------------     ------------
                                                         (in thousands)
Raw materials, components and supplies ......     $    158,641     $    159,380
Work in process .............................           48,666           34,089
Finished goods ..............................          224,202          171,138
                                                  ------------     ------------
                                                  $    431,509     $    364,607
                                                  ============     ============

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

3.   BUSINESS COMBINATIONS AND DISPOSITIONS

     On August 10, 2000 the Company acquired Alpine Oil Services Corporation ("Alpine") for approximately $54.4 million of Common Stock and one share of the Company's preferred stock (See Note 8). Alpine, headquartered in Calgary, Alberta, Canada, is being integrated into the Company's Drilling and Intervention Services and Completion Systems Divisions. The acquisition extends the Company's underbalanced drilling capabilities worldwide, adds new completion technology and further expands the Company's offerings of products and services in Canada.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     On June 30, 2000, the Company acquired the underbalanced drilling product line of Oiltools International Limited ("Oiltools") for approximately $20.0 million cash. The acquired business provides underbalanced drilling services in the international markets, in particular, Asia Pacific and the Middle East. The assets add to the capabilities of the Company's underbalanced drilling operations and are being integrated into its Drilling and Intervention Services Division. On April 20, 2000, the Company also acquired the sand screen product lines of Oiltools for approximately $18.5 million. The principal sand screen product lines include Stratapac(R), a highly engineered, patented screen used in offshore, deviated and horizontal wells; Stratacoil(TM), a small diameter premium screen used for thru tubing completions; and AccuWrap(TM), a premium wire wrap screen. These product lines were acquired to enhance and complement the Company's Completion Systems Division's existing Houston Well Screen(TM) and Expandable Sand Screen(TM) product lines.

     The Company's Compression Services Division acquired Singapore-based Gas Services International Limited ("GSI") on January 12, 2000 for a total of approximately $20.2 million. The acquisition is intended to expand this division's platform of full service capabilities in the Asia Pacific and Middle Eastern markets. GSI's main business units include compressor package rental, maintenance and service, and floating production storage and offloading platforms. In addition to Singapore, GSI has service locations in Indonesia and the United Arab Emirates.

     The Company also effected various other smaller acquisitions during the nine months ended September 30, 2000 for total consideration of approximately $40.7 million, of which $35.9 million was paid in cash and assumed debt and $4.8 million was paid in the form of shares of Common Stock.

     In September 2000, the Company sold its one-third interest in Total Logistic Control, LLC to C2, Inc. for $8.5 million. A director of the Company is also a primary stockholder and director of C2, Inc.

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

     The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated condensed financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the Consolidated Condensed Balance Sheets related to the acquisitions effected subsequent to September 30, 1999 are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes in the preliminary allocations are not anticipated by management.

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                     THREE MONTHS             NINE MONTHS
                                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                  -------------------     -------------------
                                                          1999                   1999
                                                  -------------------     -------------------
                                                   (in thousands, except per share amounts)
    Revenues ................................        $    340,199            $    934,804
    Loss from continuing operations .........                (931)                (14,619)
    Net loss ................................             (15,046)                (33,911)
    Basic loss per share:
         Loss from continuing operations ....               (0.01)                  (0.14)
         Net loss ...........................               (0.14)                  (0.33)
    Diluted loss per share:
         Loss from continuing operations ....               (0.01)                  (0.14)
         Net loss ...........................               (0.14)                  (0.33)

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

     The results of operations for Grant Prideco are reflected in the accompanying Consolidated Condensed Statements of Income as Loss from Discontinued Operations, Net of Tax. Condensed results of Grant Prideco were as follows:

                                                THREE MONTHS               NINE MONTHS
                                             ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                             -------------------    --------------------------
                                                     1999              2000            1999
                                             -------------------    ----------      ----------
                                                                  (IN THOUSANDS)
Revenues ................................         $   57,987        $  124,813      $  210,987
                                                  ----------        ----------      ----------

Loss before interest
     allocation and income taxes ........            (12,862)             (831)        (15,673)
Interest allocation .....................             (1,813)           (2,500)         (5,438)
Benefit for income taxes ................              4,130               888           5,389
                                                  ----------        ----------      ----------
Net loss before accrued costs ...........            (10,545)           (2,443)        (15,722)
Spin-off related costs, net of taxes ....             (3,570)           (1,015)         (3,570)
                                                  ----------        ----------      ----------
Net loss from discontinued operations,
     as reported ........................         $  (14,115)       $   (3,458)     $  (19,292)
                                                  ==========        ==========      ==========

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

       In connection with the Spin-off, Grant Prideco issued an unsecured subordinated note to the Company in the amount of $100.0 million. The $100.0 million obligation, classified as Other Assets in the accompanying Consolidated Condensed Balance Sheet, bears interest at an annual rate equal to 10.0%. Interest payments are due quarterly, and principal and all unpaid interest is due no later than March 31, 2002. Under the terms of the note, Grant Prideco is required to repay this note with the proceeds of any debt or equity financing, excluding financing under a credit facility or any equity issued in connection with a business combination. The indebtedness of Grant Prideco to the Company is subordinated to the working capital obligations of Grant Prideco to its banks.

     The Drilling and Intervention Services Division and Artificial Lift Systems Division of the Company purchase drill pipe and other related products from Grant Prideco. The purchases made prior to the Spin-off Date have been eliminated in the accompanying consolidated condensed financial statements. The purchases eliminated during the nine months ended September 30, 2000 were $6.8 million, and for the three and nine months ended September 30, 1999 were $15.1 million and $22.7 million, respectively. These purchases represent Grant Prideco's cost.

     The results from discontinued operations include a management fee charged to Grant Prideco of $0.5 million for the nine months ended September 30, 2000, and $0.5 million and $1.0 million for the three and nine months ended September 30, 1999, respectively. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

     Grant Prideco was charged $1.4 million and $4.3 million of costs related to the Company's information systems function in the three and nine months ended September 30, 1999, respectively. There were no charges for the comparable periods of 2000. Information systems charges were based on direct support provided, equipment usage and number of system users.

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

     The Company entered into a transition services agreement with Grant Prideco for a period of one year from the Spin-off Date. Under the agreement, the Company has agreed to provide certain services requested by Grant Prideco. The fee for these services is based on a cost-plus 10% basis. Under this agreement, transition services include accounting services, tax services, finance services, employee benefit services, information systems services, risk management services and may include any other similar services. Since the Spin-off Date, the Company has charged Grant Prideco $1.6 million related to such services.

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

5.   SHORT-TERM DEBT

     The Company's unsecured credit agreement provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of September 30, 2000, the Company had $239.9 million available under this agreement. Amounts outstanding under the facility accrue interest at the U.S. prime rate or a variable rate based on LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned by Standard and Poor's and Moody's Investor Service to the Company, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At September 30, 2000, the Company had $8.8 million in unsecured short-term borrowings outstanding under these arrangements.

     In July 2000, the Company's Compression Services Division, put in place a $25.0 million uncommitted line of credit. Interest rates are at LIBOR plus 1.75% or the "Quoted Rate", defined as any rate of interest mutually agreed upon by the two parties. As of September 30, 2000, $12.0 million was available under this line of credit.

6.   ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     On June 30, 2000 the Company completed a private placement of $910.0 million face amount of its Zero Coupon Convertible Senior Debentures, due 2020 (the "Zero Coupon Debentures"). The Zero Coupon Debentures were issued at a discount with an imputed 3% per annum interest rate. The Company received proceeds of $491.9 million, net of debt issuance costs of $9.7 million. The proceeds were used to pay down current debt of $424.0 million. Subsequent to September 30, 2000, $10.0 million has been paid.

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

7.   SALE AND LEASEBACK OF EQUIPMENT

     The Compression Services Division has entered into various sale and leaseback arrangements under which it has sold $294.9 million of compression units and has a right to sell up to another $55.1 million of compression units. Under these arrangements, legal title to the compression units is sold to third parties and leased back to the division under a five-year operating lease with a market-based purchase option.

     As of December 31, 1999, the Compression Services Division had sold compressors under these arrangements having appraised values equal to the cash received of $239.8 million. These sales resulted in a pretax deferred gain of $77.3 million, classified as Deferred Income Taxes and Other on the accompanying Consolidated Condensed Balance Sheets, which may be deferred until the end of the lease. During the nine months ended September 30, 2000, the Compression Services Division sold additional compressors having an appraised value equal to the cash received of $55.1 million. The sales resulted in an additional pretax deferred gain of approximately $15.5 million.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The Company has guaranteed certain of the obligations of the Compression Services Division joint venture with respect to the sale of $200.0 million of the compression units. The remaining sales by the Compression Services Division joint venture were done on a non-recourse basis to the Company and recourse is limited solely to the assets of the Compression Services Division joint venture.

     The following table provides future minimum lease payments (in thousands) under the aforementioned lease as of September 30, 2000:

     Remainder of 2000...........................................................     $ 6,018
     2001........................................................................      24,072
     2002........................................................................      24,072
     2003........................................................................      23,273
     2004........................................................................       9,596
     2005........................................................................       1,493
                                                                                      -------
                                                                                      $88,524
                                                                                      =======

8.   PREFERRED STOCK

     The Company has authorized and issued one share of $1.00 par value Series A Preferred Stock. In connection with the acquisition of Alpine, the one share of Series A Preferred Stock was issued to a trustee, and will be held for the benefit of the former Alpine shareholders. The former Alpine shareholders were issued an exchangeable security in one of the Company's Canadian subsidiaries that is exchangeable for Common Stock on a one-for-one basis. The one share of Series A Preferred Stock entitles the trustee to vote, essentially as a proxy for the former Alpine shareholders who have not yet exchanged their exchangeable securities into shares of Common Stock, the same number of votes as could be voted if the former Alpine shareholders had exchanged the exchangeable securities for Common Stock. As the exchangeable securities are exchanged, the number of votes to which the Series A Preferred Stock is entitled decreases and the voting rights of the Series A Preferred Stock will be eliminated entirely when there are no more outstanding exchangeable securities. The Series A Preferred Stock has a $1.00 liquidation preference, has no class voting rights and votes together with the Common Stock.

9.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock plans. The effect of the Company's 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the Zero Coupon Debentures on diluted earnings per share is anti-dilutive and thus is not included in the calculation.

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                                THREE MONTHS                  NINE MONTHS
                                                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                         -------------------------     -------------------------
                                                                            2000           1999           2000           1999
                                                                         ----------     ----------     ----------     ----------
                                                                                              (in thousands)
     Basic weighted average shares outstanding .....................        109,792        101,408        109,147         98,770
     Dilutive effect of stock option and restricted stock plans.....          4,708          2,073          3,761          1,536
                                                                         ----------     ----------     ----------     ----------
     Dilutive weighted average shares outstanding ..................        114,500        103,481        112,908        100,306
                                                                         ==========     ==========     ==========     ==========

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations for the periods shown:

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                             2000              1999
                                                         ------------      ------------
                                                                (in thousands)
Fair value of assets, net of cash acquired .........     $     87,173      $    494,331
Goodwill ...........................................          129,256           327,813
Total liabilities, including minority interest .....          (70,812)         (380,280)
Value of Common Stock issued .......................          (59,251)         (363,578)
                                                         ------------      ------------
Cash consideration, net of cash acquired ...........     $     86,366      $     78,286
                                                         ============      ============

11.  SEGMENT INFORMATION

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     Financial information by industry segment for each of the three and nine months ended September 30, 2000 and September 30, 1999 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                        THREE MONTHS                     NINE MONTHS
                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                ----------------------------    ---------------------------
                                                    2000            1999            2000            1999
                                                ------------    ------------    ------------    ------------
                                                                      (in thousands)
Revenues from unaffiliated customers
     Drilling and Intervention Services ....    $   225,038     $   142,794     $   619,315     $   422,158
     Completion Systems ....................         57,338          34,167         151,503          80,501
     Artificial Lift Systems ...............        110,840          78,740         315,292         198,438
     Compression Services ..................         68,954          67,931         193,290         166,464
                                                -----------     -----------     -----------     -----------
                                                $   462,170     $   323,632     $ 1,279,400     $   867,561
                                                ===========     ===========     ===========     ===========
EBITDA (a)
     Drilling and Intervention Services ....    $    67,961     $    37,798     $   188,607     $   122,845
     Completion Systems ....................          7,554          (1,166)         10,641          (7,356)
     Artificial Lift Systems ...............         17,430          10,979          46,717          22,476
     Compression Services ..................         11,194          15,581          32,877          41,987
     Corporate .............................         (8,848)         (4,946)        (24,936)        (16,639)
                                                -----------     -----------     -----------     -----------
                                                $    95,291     $    58,246     $   253,906     $   163,313
                                                ===========     ===========     ===========     ===========
Depreciation and amortization
     Drilling and Intervention Services ....    $    26,205     $    22,900     $    77,197     $    70,265
     Completion Systems ....................          6,743           3,595          19,340           8,305
     Artificial Lift Systems ...............          6,438           5,024          18,478          14,694
     Compression Services ..................         10,057           8,459          28,907          25,193
     Corporate .............................            839             639           2,417           1,511
                                                -----------     -----------     -----------     -----------
                                                $    50,282     $    40,617     $   146,339     $   119,968
                                                ===========     ===========     ===========     ===========
Operating income (loss)
     Drilling and Intervention Services ....    $    41,756     $    14,898     $   111,410     $    52,580
     Completion Systems ....................            811          (4,761)         (8,699)        (15,661)
     Artificial Lift Systems ...............         10,992           5,955          28,239           7,782
     Compression Services ..................          1,137           7,122           3,970          16,794
     Corporate .............................         (9,687)         (5,585)        (27,353)        (18,150)
                                                -----------     -----------     -----------     -----------
                                                $    45,009     $    17,629     $   107,567     $    43,345
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

     As of September 30, 2000, total assets were $1,202.2 million for Drilling and Intervention Services, $504.6 million for Completion Systems, $678.1 million for Artificial Lift Systems, $701.8 million for Compression Services and $318.5 million for Corporate.

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

12.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB 101 until the second quarter after December 15, 1999 for companies with fiscal years beginning between December 16, 1999 and March 15, 2000. The SEC staff issuance of SAB 101B on June 26, 2000 further extends the compliance requirement until the fourth quarter of fiscal years beginning after December 15, 1999, with an effective date of January 1, 2000. The Company has reviewed its revenue recognition policies and believes that they are in compliance with GAAP and the related interpretive guidance set forth in SAB 101 with the exception of its classification in the Consolidated Condensed Statements of Income of certain pass-through costs. The anticipated restatements caused by the application of this bulletin is not expected to have a material impact on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, amending the effective date of SFAS No. 133 to years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is evaluating the impact of SFAS No. 133 on its consolidated financial statements and does not anticipate that application of this statement will have a material impact on its financial position or results of operation.

13.  SUBSEQUENT EVENTS

     On October 24, 2000, the Company announced the proposed acquisition of
13.75 million shares of common stock (48% interest) of Universal Compression Holdings, Inc. ("Universal") in exchange for the contribution of substantially all of the Company's Compression Services Division into a subsidiary of Universal. The Company will retain approximately $40 million of the assets of the Compression Services Division, including Singapore-based GSI and its Asia Pacific compressor rental operations, other than those in Thailand and Australia. The Company will, however, continue to operate compressor rentals in those regions either alone or in conjunction with Universal. The value of the transaction will be based on the stock price of Universal as of the closing date of the transaction. A floor price of $25 per share of Universal common stock has been established as a condition to closing.

     In connection with this investment the Company has entered into an agreement to purchase GE Capital's 36% interest in the joint venture in which its Compression Division is operated for $206.5 million, subject to the concurrent closing of our investment in Universal. The transactions are subject to various conditions, including governmental approvals, approval of Universal's stockholders, and the refinancing of its joint venture's and Universal's debt and compressor sale leaseback arrangements. Although there can be no assurance the merger and purchase will close, the Company anticipates that the transactions will be consummated by the end of the year, or early in the first quarter of 2001.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The Company expects to recognize a pre-tax charge for this transaction of approximately $20 million relating to transaction costs and severance expenses. The Company may also have a non-cash charge to the extent the market price of the Universal common stock at time of closing is less than their approximate $490 million book value as well as a non-cash charge for the establishment of deferred taxes on their joint venture interest due to the Company no longer consolidating the operations. The amount of these charges will be a function of the market price of the Universal stock at the time of closing. At a Universal common stock price of $30, the after tax non-cash charge would be around $100 million and would relate primarily to the establishment of deferred taxes due to the deconsolidation of The Company's investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our business is conducted through four business segments: (1) Drilling and Intervention Services, (2) Completion Systems, (3) Artificial Lift Systems and
(4) Compression Services. On October 24, 2000, we announced the proposed acquisition by us of 13.75 million shares of common stock (48% of the total outstanding common stock after the transaction) of Universal Compression Holdings, Inc. in exchange for the contribution of substantially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. In connection with this investment we have entered into an agreement to purchase the 36% interest held by our partner, GE Capital Corporation, in the joint venture in which our Compression Division is operated for $206.5 million subject to the concurrent closing of our transaction with Universal. The transactions are subject to various conditions, including governmental approvals, approval of Universal's stockholders and the refinancing of our joint venture's and Universal's debt and compressor sale and leaseback arrangements. Although there can be no assurance the merger and purchase will close, we anticipate that the transactions will be consummated by the end of the year, or early in the first quarter of 2001.

     We also have historically operated a Drilling Products Division that manufactured and sold drill pipe and other drill stem products and premium tubulars and connections. On April 14, 2000, we distributed to our stockholders all of the outstanding shares of Grant Prideco, Inc., which at the time of the distribution held substantially all of the operating assets used in our Drilling Products Division. As a result of this distribution, our Drilling Products Division is presented as a discontinued operation in the accompanying financial statements.

     The following is a discussion of our results of operations for the three and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with our financial statements that are included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 included in our Annual Report on Form 10-K.

     The discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. However, there can be no assurances that these assumptions will be met or that our actual future results will not vary from our current expectation. For information about these assumptions, you should refer to the section of this discussion entitled "Forward Looking Information and Regulation FD Considerations."

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and price of oil and natural gas. Certain of our products and services, such as our fishing and rental services, well installation services and well completion services, are dependent on the level of exploration and development activity and particularly the completion phase of a well. Other products and services, such as our artificial lift systems and compression services, are dependent on oil and gas production activity. We currently estimate that around 50% of our continuing operations are primarily reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity. The percentage of our business that is dependent on drilling will increase following the closing of our proposed compression transaction.

     In 1999, the price of oil hit a low of $11.07 per barrel and the North American and international rig counts reached historical lows of 534 and 556, respectively. During the second half of 1999, the price of oil increased due to demand and supply imbalances and members of the Organization of Petroleum Exporting Countries reducing production in compliance with production quotas. These conditions resulted in world oil prices increasing and trading in the $25 to $35 a barrel range during the first nine months of 2000.

     The following chart sets forth certain historical statistics that are reflective of the market conditions in which we have been operating over the last year:

                                                                HENRY HUB     NORTH AMERICAN     INTERNATIONAL
                                             WTI OIL (1)         GAS (2)       RIG COUNT (3)     RIG COUNT (3)
                                             -----------         -------       -------------     -------------
     September 30, 2000..................     $   30.84        $    5.186          1,327              710
     December 31, 1999...................         25.60             2.329          1,177              575
     September 30, 1999..................         24.51             2.560            966              557

(1) Price per barrel of West Texas Intermediate crude oil as of September 30 and December 31 - Source: Applied Reasoning, Inc.

(2)  Price per MM/BTU as of September 30 and December 31 - Source: Oil World

(3)  Average rig count for the applicable month - Source: Baker Hughes Rig Count

     The timing of the impact of these market trends varies region to region and division to division, with our Compression Services Division less affected by market activity. The North American rig count fluctuations impact our divisions generally within one quarter. Our international activity in turn generally lags North American activity by six to nine months. Our Artificial Lift Systems Division, which tracks very closely the United States and Canadian rig counts and the Canadian workover rig count, was the first to benefit from the oil price improvements experienced in 1999 as many production projects were reinstated in light of the higher prices of oil, in particular heavy oil in Canada. The increase in natural gas activity in Canada also positively impacted this division. Our Drilling and Intervention Services and our Completion Systems Divisions were the next to benefit from the improved activity in North America, in particular in our fishing and rental and cementation businesses.

     Increased North American activity has benefited all of our divisions this year through increasing volumes, and most recently, the ability to begin to improve pricing for many of our products and services. Outside North America, our strongest growth has been in Europe where the rig count has increased from 77 last year to 95 on September 30, 2000. We have also seen improvement in Latin America where activity is beginning to increase and in some regions in Africa. Volumes are still materially down from historical peak periods and pricing remains competitive and below peak levels. The Middle East and Asia Pacific have been slower to recover and are still quite depressed in many of our markets.

     Throughout 2000, we have experienced steady improvements in the demand for our products and services. As we enter next year, we expect these improvements to be even stronger due to an anticipated market recovery outside North America. In general, we expect the recovery to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES. This division is expected to see quarter on quarter improvements in the fourth quarter and into 2001 in both revenue and profitability. We believe this division should continue to see a strong contribution from the North American market where we currently expect an increase in revenues over the next two quarters in an amount of 15% to 20% with sales in Canada rising around 25% to 30% over the third quarter of 2000. Although somewhat more difficult to predict, we currently expect that the markets in the North Sea and Latin America will experience sales improvements in an amount of around 15% over the next two quarters. Sales in the Middle East, Africa and Asia Pacific are expected to increase between 5% and 10% over the next six months. Results for the fourth quarter and 2001 will be heavily dependent on the continued recovery in the North American markets and the timing and strength of the recovery outside North America.

     COMPLETION SYSTEMS. Our Completion Systems Division realized its first operating profit in the third quarter since the division was created last year. This division is expected to continue to experience revenue growth throughout the remainder of this year and next year as it increases its sales and service infrastructure and manufacturing capacity. We are completing an increase in manufacturing capacity of around 50% over our available capacity this year. We currently expect this division to improve profitability over the next year. The profitability of this division will be dependent on increased drilling activity, particularly in the international markets, its ability to meet market demand through increased manufacturing output, and the division's ability to successfully market its new products such as its patented expandable sand screen, its Stratapac(R) premium screen and its premium liner hangers and packers. In addition, we expect results will be impacted in the fourth quarter from relatively high selling, general and administrative expenses as a percentage of revenues while the division seeks to increase its revenue base and positions itself for growth in 2001 and beyond by expanding its sales, service and engineering operations worldwide.

     ARTIFICIAL LIFT SYSTEMS. We expect that our Artificial Lift Systems Division will continue to see improvements on a year on year basis in North American revenues, as well as improvements in margins as a result of cost containment, pricing and higher throughput in our plants. United States oil markets have been slower to recover due to an emphasis on gas exploration and development in light of high natural gas prices. The oil rig count in the United States was 207 at September 30, 2000, compared to a natural gas rig count of
806. The oil rig count at December 31, 1999, was 165 and the natural gas rig count was 606. The current emphasis on natural gas exploration and development has made oil drilling (in particular on land) a later cycle phenomena. Results for the last quarter of the year will be heavily dependent on the United States and Canadian rig counts, oil workover activity and heavy oil production in Canada.

     COMPRESSION SERVICES. Our Compression Services Division, which is less affected by day-to-day market factors, experienced a decline in profitability during 2000 as we implemented a reorganization of its operations and incurred some start-up costs with the expansion of its operations outside of North America, in particular in Asia and the Middle East. With this division's reorganization substantially complete, we believe it is now positioned for renewed growth in the fourth quarter and into next year. We saw some benefits from this reorganization and the division's international operations during the third quarter. We currently expect that the results will continue to improve in this division for the remainder of the year and that our compression business will be well positioned for growth next year, as its operations are consolidated with those of Universal.

     Overall, the level of market improvements for our businesses for the remainder of 2000 will continue to be heavily dependent on the North American rig count and on whether recent commodity price increases will result in higher customer spending. Although we believe that the activity levels in our industry, in particular in the international markets, are in the early stages of recovery, the extent of the recovery is difficult to predict in light of the volatile nature of our business. In particular, the recovery to date has not been linear and has varied from region to region and month to month as new projects are added and rigs deployed. We expect this trend to continue through next year. In addition, the strength of the recovery will be dependent on many external factors such as compliance with OPEC quotas, world economic conditions and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     On a consolidated basis, we experienced sequential quarterly and year over year improvements in revenues, operating income and net income from continuing operations. Revenues for the third quarter were up 9.6% from the second quarter of 2000 and 42.8% from the third quarter of last year. Operating income was up 29.0% from the second quarter of 2000 and 155.3% from the comparable period of 1999. Net income from continuing operations was up 63.0% from last quarter and 612.2% from the third quarter of 1999.

     North America was the principal contributor in the third quarter of 2000, with around 66.0% of total outside sales; 45.6% were in the U.S. and 20.4% were in Canada. North America also represented around 52.7% of our operating profit compared to 50.5% in the second quarter of 2000. Outside North America, our strongest gains were in Europe and Latin America where total revenues increased 10.5% and 18.9%, respectively, over the second quarter of 2000. Operating income and EBITDA (operating income adding back depreciation and amortization) in Europe increased 157.1% and 30.3%, respectively, over the second quarter of 2000. Operating income and EBITDA in Latin America increased 14.7% and 18.9%, respectively, over the second quarter of this year.

     The following charts contain selected financial data comparing our results for the three months ended September 30, 2000 and September 30, 1999:


     COMPARATIVE FINANCIAL DATA


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 --------------------------
                                                                    2000            1999
                                                                 ----------      ----------
                                                                       (in thousands,
                                                                   except percentages and
                                                                       per share data)
Revenues ...................................................     $  462,170      $  323,632
Gross Profit ...............................................        139,775          87,231
Gross Profit % .............................................           30.2%           27.0%
Selling, General and Administrative
  Attributable to Segments .................................     $   85,869      $   64,705
Corporate General and Administrative .......................          9,574           5,585
Operating Income ...........................................         45,009          17,629
Income from Continuing Operations ..........................         21,523           3,022
Income from Continuing Operations Excluding
  Goodwill Amortization, Net of Taxes ......................         29,658           7,895
EBITDA (a) .................................................         95,291          58,246
EBITDAR (b) ................................................        101,020          61,734
Income per Diluted Share from Continuing Operations ........           0.19            0.03
Income per Diluted Share from Continuing Operations
  Excluding Goodwill Amortization, Net of Taxes ............           0.26            0.08


(a) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation here because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute for calculations under generally accepted accounting principals (GAAP), in particular cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to those of another company.

(b) EBITDAR is calculated by adding our Compression Services Division's lease expenses from the compressor leases, that are subject to its sale leaseback arrangements to our EBITDA. We have included the EBITDAR for informational purposes because this is a financial measure under which the investment community analyzes other public compression companies. Calculations of EBITDAR should not be viewed as a substitute to calculations under GAAP. In addition, EBITDAR calculations by one company may not be comparable to those of another company.

     The following table provides certain sales and operating income data by region for the three months ended September 30, 2000 and 1999:

     SALES BY GEOGRAPHIC REGION


                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             -----------------------
                                              2000             1999
                                             ------           ------
REGION (1):
U.S. ..............................              46%              48%
Canada ............................              20               19
Europe ............................               9               11
Latin America .....................              10                9
Africa ............................               5                6
Middle East .......................               3                3
Asia ..............................               7                4
                                             ------           ------
    Total .........................             100%             100%
                                             ======           ======


(1) Represents sales by point of sale. Export sales are included in the sales of the exporting region.

     Our results for the three months ended September 30, 2000 reflected the improved market conditions in which we were operating. These conditions had the following effects on our results:

o Third quarter 2000 consolidated revenues improved 42.8% over the third quarter 1999 as a result of improved revenues in all regions and the impact of our late 1999 acquisitions. Our third quarter 2000 revenues in North America were $86.5 million higher than they were in the third quarter of 1999.

o Our gross profit percentage increased to 30.2% (or up 11.9%) from the third quarter of 1999 to the third quarter of 2000. Improved margins reflect the higher revenue base, higher pricing and improved manufacturing efficiencies.

o Selling, general and administrative expenses decreased as a percentage of revenues from 21.7% in the third quarter of 1999 to 20.7% in the third quarter of 2000. The decrease primarily reflects a higher revenue base, offset by a $4.7 million increase in goodwill and intangibles amortization primarily associated with acquisitions in late 1999.

o Our operating income increased 155.3% from the third quarter of 1999 due to improved market conditions and our efforts to reduce costs and improve efficiencies during the industry downturn. The acquisitions made by us late in the third quarter 1999 also contributed to the increase in operating income.

o Our effective tax rate for the third quarter of 2000 was 36.5%, as compared to 29.0% for the third quarter 1999, due to the mix between foreign and U.S. tax attributes for 2000.

o Our operating income as a percentage of revenues was 9.7% compared to 5.4% in the third quarter of 1999.

o Our EBITDA as a percentage of revenues was 20.6% in the third quarter of 2000 compared to 18.0% in the third quarter of 1999.

   SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division experienced improvements in revenue and operating income as the increase in the North American rig count positively impacted the demand for its products and services, particularly in the United States. The continued recovery for the international markets also contributed to the growth in the third quarter for this division. Our Drilling and Intervention Services Division's revenue and operating income were positively impacted by its 1999 and 2000 acquisitions, including Dailey International and Williams Tool.

     Within our Drilling and Intervention Services Division, all of the product lines reported gains in revenues. Our fishing and rental and cementation lines showed the greatest improvements, due to stronger demand in North America. The growth of the underbalanced drilling product line was also a major contributor to the increase in revenues. Our underbalanced drilling revenues are currently running at an annualized rate of around $100 million.

     We recently acquired certain proprietary and innovative multilateral completion technology for this division. This technology will be used by this division to penetrate the growing number of multilateral well completions, in particular in Latin America and offshore. The contributions from this technology are expected to be minimal in 2001, with the greatest contribution in 2002 and beyond.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the third quarters of 2000 and 1999:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
                                                          (in thousands,
                                                       except percentages)
     Revenues:
       Cementing ..............................   $     27,774      $     18,854
       Fishing and Rental .....................        128,535            83,221
       Well Installation ......................         46,455            40,719
       Underbalanced Drilling (1) .............         22,274                --
                                                  ------------      ------------
          Total Revenues ......................   $    225,038      $    142,794

     Gross Profit .............................   $     73,246      $     37,699
     Gross Profit % ...........................           32.5%             26.4%
     Selling, General and Administrative ......   $     32,276      $     23,349
     Operating Income .........................         41,756            14,898
     EBITDA ...................................         67,961            37,798


(1) We began tracking the revenues of this product line in the fourth quarter of 1999 following our acquisition of Dailey International and Williams Tool.

     Material items affecting the results of our Drilling and Intervention Services Division for the third quarter of 2000 compared to the third quarter of 1999 were:

o Our North American revenues for the third quarter of 2000 improved $60.0 million, or 85.3%, over the comparable period of 1999. Acquisitions completed in the latter half of 1999 and an increase in the North American rig count contributed to these improvements.

o Our international revenues, excluding Canada, increased by 30.7% from the third quarter of 1999 reflecting the international rig count improvement. The most significant revenue increase occurred in Europe and Latin America. Revenues in Europe increased $6.8 million, or 30.6%, from third quarter 1999 due to improving rig count in Europe. Revenues in Latin America increased $6.5 million, or 48.9%, from the same period last year due to increasing activities in Brazil and Argentina.

o Selling, general and administrative expenses decreased as a percentage of revenues from 16.4% in the third quarter of 1999 to 14.3% in the third quarter of 2000. The decrease primarily reflects a higher revenue base partially offset by higher employee costs and an increase of $2.3 million in goodwill and intangible amortization expense.

o Operating income increased $26.9 million in the third quarter of 2000 as compared to the third quarter of 1999 primarily due to improved market conditions in North America and the impact of 1999 acquisitions. This division's margin improvements were partially offset by increased expenses associated with approximately 400 new employees hired during the third quarter of 2000 and increased amortization expense.

o United States activity was the biggest contributor to the earnings of our Drilling and Intervention Services Division for the quarter, having contributed around 49.7% of the division's revenues and 46.8% of its operating profits. Europe contributed around 12.9% of the division's revenues and 15.6% of its operating profits.

     COMPLETION SYSTEMS

     Our Completion Systems Division has shown steady improvements since the first quarter of 1999. We significantly changed the composition of this division in 1999 through our acquisitions of Petroline Wellsystems Limited and Cardium Tool Services. These acquisitions, together with a major expansion of our Nodeco liner hanger product line into the United States in 1999 and our acquisition of the Stratapac(R) and Stratacoil(TM) screen lines earlier this year, have expanded our businesses into the higher margin premium completion markets worldwide and have added sand control and flow control to our completion product and service offerings.

     Our Completion Systems Division had a strong increase in volumes due to improvements in manufacturing. This division's revenues improved $10.8 million, or 23.2%, from the second quarter of 2000. This division saw improved revenues in almost all regions, most notably in the United States and Latin America. In the third quarter, this division reported operating profits for the first time since its inception in 1999.

     Sales of our expandable sand screens were $4.5 million for the quarter, up 36.8% from the second quarter of 2000. This improvement represents the first stages in top line growth in this product line from our recently added manufacturing capacity. We expect sales to continue to grow as we fulfill commitments from the new capacity. We are reviewing the possibility of adding additional expandable sand screen manufacturing capacity in Brazil and Singapore, with the objective that the capacity comes online sometime later next year.

     The following chart sets forth data regarding the results of our Completion Systems Division for the third quarters of 2000 and 1999:

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      2000             1999
                                                                                  -------------    -------------
                                                                                         (in thousands,
                                                                                       except percentages)
     Revenues..............................................................        $     57,338    $      34,167
     Gross Profit..........................................................              14,602            5,418
     Gross Profit %........................................................                25.5%            15.9%
     Selling, General and Administrative...................................        $     13,795    $      10,179
     Operating Income (Loss)...............................................                 811           (4,761)
     EBITDA................................................................               7,554           (1,166)

     Other material items affecting the results of our Completion Systems Division for the third quarter of 2000 compared to third quarter of 1999 were:

o Revenues increased 67.8% in the third quarter of 2000 as compared to the third quarter of 1999. This improvement was mostly seen in the well screen, packer and liner hangers product lines as well as from sales of expandable completion products and flow control products added through our acquisition of Petroline Well Systems in September 1999.

o Sales of our sand screen product line improved by more than 60% in the third quarter of 2000 compared to the second quarter of 2000 due to improved market conditions and our recent addition of the Stratapac(R) and Stratacoil(TM) lines to our offering of sand control products.

o Gross profit as a percentage of revenues increased 60.4% from the third quarter of 1999 primarily due to higher gross margin percentages from our 1999 acquisitions and improved manufacturing efficiencies. Our expandable completion products continue to have improved margins on a quarter over quarter basis.

o Our expandable product lines continue to perform well and we recently completed the longest horizontal section (4000 feet) of an expandable sand screen completion system ever. We also used our own proprietary positive displacement expansion device on this job.

o We are currently working on solid expandable technology using our positive displacement expansion device, which we will be seeking to introduce commercially sometime next year or early in 2002.

o We added approximately 120 employees to this division late in the third quarter through our acquisition of Alpine Services and the addition of new personnel to allow us to serve the increasing market demand.

o Selling, general and administrative expenses as a percentage of revenues decreased from 29.8% in the third quarter of 1999 to 24.1% in the same period in 2000. The decrease is primarily due to the higher revenue base, partially offset by an increase of $1.7 million in goodwill and intangible amortization.

o Our research and development expenses for our Completion Systems Division were approximately $2.9 million, or 5.0% of sales during the three months ended September 30, 2000. Goodwill and intangible amortization for the quarter was $3.1 million or 5.4% of revenues. These two items of expense are expected to be relatively flat for the remainder of the year and decline as a percentage of revenues as revenues increase. This division, however, is expected to invest heavily in research and development over the next two years.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division continued to show strong growth in the third quarter of 2000. This division benefited from higher activity in Canada as well as increased activity in Latin America. Canadian revenues for the third quarter were up from both the first and second quarters of this year, despite a lower than expected rig count.

     Operating income in Canada was $9.3 million for the quarter and represented an improvement of $2.5 million over the first quarter of this year and $1.9 million over second quarter of this year, on $2.3 million and $3.9 million in revenue improvements. These improvements reflected strong demand and better pricing. Canadian margins were affected by lower margin field supply sales made through our BMW progressing cavity pump operations in Canada.

     Latin America revenues were up 13.5% over the second quarter of 2000, with operating income and EBITDA up 32.1% and 25.6%, respectively, over the second quarter of this year. These improvements were primarily driven by higher progressing cavity pumps sales and margins.

     Looking forward to the fourth quarter and into 2001, we expect that revenues in our Artificial Lift Systems Division will continue to benefit from the recovery in North America and the impact of price increases initiated earlier this year. Growth for the division will be heavily dependent on the extent and timing of increases in oil drilling and work-over activity in North America, as well as the growth in South America. We have raised prices in our Artificial Lift Systems Division and are seeking to add another 1% to our average realized pricing in the fourth quarter. Additional price increases are planned in November with the objective of a 3% increase to impact the first half of next year.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the third quarters of 2000 and 1999:


                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2000             1999
                                                                                -------------    -------------
                                                                                       (in thousands,
                                                                                     except percentages)
    Revenues.............................................................       $   110,840      $    78,740
    Gross Profit.........................................................            39,859           26,660
    Gross Profit %.......................................................              36.0%            33.9%
    Selling, General and Administrative..................................       $    28,867      $    20,845
    Operating Income ....................................................            10,992            5,955
    EBITDA...............................................................            17,430           10,979


     Other material items affecting the results of our Artificial Lift Systems Division as reflected above for the third quarter of 2000 compared to the third quarter of 1999 were:

o Revenues increased 40.8% in the third quarter of 2000, compared to the third quarter of 1999 primarily as a result of recent improvements in North American markets. The most significant improvements were in Canada, where revenues were up 46.6% and Latin America, where revenues were up 73.1% from third quarter 1999 levels. These increases were primarily due to increased sales of progressing cavity and reciprocating pumps, where each were up by more than 55% from the same period last year.

o Gross profit as a percentage of revenues increased from the comparable period in 1999 primarily due to product mix differences, higher pricing and improved manufacturing efficiencies.

o We are in the process of switching our manufacturing of downhole components, rotors and stators, for our progressing cavity lift systems group to Canada with the objective to moving most of the production in-house within the next two years. This shift is designed to add approximately 1% to the overall margins in this division by sometime in 2002.

o Selling, general and administrative expenses, as a percentage of sales, remained relatively flat due to the incremental selling costs associated with higher revenues.

o Operating income as a percentage of revenues improved to 9.9% for the third quarter of 2000 as compared to 7.6% for the third quarter of 1999 due to improved pricing and product mix differences. The largest contributor to operating income in the third quarter of 2000 was Canada, which contributed 84.6% of total operating income.

o EBITDA as a percentage of revenues increased to 15.7% in the third quarter of 2000 from 14.5% in the second quarter of 2000 and 13.9% in the third quarter of 1999. The improvement reflected the impact of higher revenues and lower overhead costs.

     COMPRESSION SERVICES

     The Compression Services Division reported revenues of $69.0 million for the quarter compared to $67.9 million for the third quarter of 1999. EBITDAR, however, declined to $16.9 million from $19.1 million in the third quarter of 1999 due to lower margin sales and higher international costs associated with this division's international expansion. During the third quarter, this division experienced improved revenue and operating income compared to the second quarter of this year. The improvements in the quarter reflected the beginning of the recovery in this division following the reorganization that began earlier this year. Costs during the quarter, however, were higher than originally expected as costs were incurred in positioning our rental fleet for increased activity in the fourth quarter and into 2001. The increased activity and our efforts to refurbish and bring back in the market older compressors resulted in repair and maintenance expense of $13.6 million in the third quarter of 2000 compared to $10.6 million in the third quarter of 1999.

     The following chart sets forth data regarding the results of our Compression Services Division for the third quarters of 2000 and 1999:

                                                       THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                     2000             1999
                                                  ----------       ----------
                                                        (in thousands,
                                                     except percentages)
    Revenues:
     Rentals ................................     $   33,670       $   31,651
     Equipment Sales ........................         19,460           24,044
     Parts and Services .....................         15,824           12,236
                                                  ----------       ----------
      Total Revenues ........................     $   68,954       $   67,931

    Gross Profit:
     Rentals ................................     $    6,936       $   12,245
     Equipment Sales ........................          1,715            1,726
     Parts and Services .....................          3,417            3,483
                                                  ----------       ----------
      Total Gross Profit ....................     $   12,068       $   17,454

    Gross Profit % ..........................           17.5%            25.7%
    Selling, General and Administrative .....     $   10,931       $   10,332
    Operating Income ........................          1,137            7,122
    EBITDA ..................................         11,194           15,581
    Lease Expense ...........................          5,729            3,488
    EBITDAR .................................         16,923           19,069
    Minority Interest, Net of Tax ...........           (154)          (1,671)


     Other material items affecting the results of our Compression Services Division for the third quarter of 2000 as compared to the comparable period in 1999 were:

o Revenues were slightly up from the third quarter of 1999. Despite the minimal increase in total revenue, there were substantial improvements in this division's Canadian and international revenues. The largest increase was in Asia, due to our January 2000 acquisition of Gas Services International (GSI).

o Gross profit as a percentage of revenues decreased 31.9% from the comparable period of 1999. A contributing factor to the decrease was the impact of contracts bid at lower margins prior to our changes in manufacturing and pricing requirements. Another contributing factor to lower gross margins was higher lease expenses due to an increased number of compressors having been sold and subject to the sales leaseback arrangements described below. At September 30, 2000, the Compression Services Division had $294.9 million in compressors subject to these arrangements compared to $239.8 million at September 30, 1999. Quarterly lease payments for the compressors was $5.7 million for the third quarter of 2000 compared to $3.5 million for the third quarter of 1999.

o Selling, general and administrative costs as a percentage of revenue remained relatively flat in the third quarter of 2000 compared to the third quarter of 1999, despite costs associated with international expansion and additional goodwill amortization.

o Gross margins, excluding depreciation and compressor lease expenses, for our U.S. rental fleet was 57.8% compared to 56.4% in the second quarter of 2000 and 65.6% in the third quarter of 1999.

o Horsepower utilization was 80.0% in the third quarter of 2000 compared to 78.8% in the third quarter of 1999. The average size of compressors in our fleet during the third quarter of 2000 was 241 horsepower, with an average rate of $14.10 per horsepower, compared to average size of 229 horsepower and $14.05 per horsepower in the third quarter of 1999.

o Parts and service margins were 21.6% for the third quarter of 2000 compared to 28.5% in the third quarter of 1999. The decrease reflected a higher volume of sales of lower margin parts during the quarter.

o This division closed its purchase of Cooper Cameron's parts and services business in Canada during the third quarter. This acquisition expands our parts and services business and compliments our existing packaging operations in Canada. We saw improvements in Canada attributable to this acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following charts contain selected financial data comparing our results for the nine months ended September 30, 2000 and September 30, 1999:


     COMPARATIVE FINANCIAL DATA

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
                                                                         (in thousands,
                                                                     except percentages and
                                                                         per share data)
Revenues ...................................................     $  1,279,400      $    867,561
Gross Profit ...............................................          381,543           246,452
Gross Profit % .............................................             29.8%             28.4%
Selling, General and Administrative
  Attributable to Segments .................................     $    249,053      $    186,535
Corporate General and Administrative .......................           27,383            18,150
Operating Income ...........................................          107,567            43,345
Income from Continuing Operations ..........................           44,720             8,717
Income from Continuing Operations Excluding
  Goodwill Amortization, Net of Taxes ......................           69,308            22,153
EBITDA .....................................................          253,906           163,313
EBITDAR ....................................................          269,263           170,517
Income per Diluted Share from Continuing Operations ........             0.40              0.09
Income per Diluted Share from Continuing Operations
  Excluding Goodwill Amortization, Net of Taxes ............             0.61              0.22


      SALES BY GEOGRAPHIC REGION


                                 NINE MONTHS ENDED
                                   SEPTEMBER 30,
                              ----------------------
                                2000          1999
                              --------      --------
REGION:
U.S. ....................           46%           46%
Canada ..................           21            17
Europe ..................            9            12
Latin America ...........            9             9
Africa ..................            5             7
Middle East .............            3             4
Asia ....................            7             5
                              --------      --------
    Total ...............          100%          100%
                              ========      ========

     Our results for the nine months ended September 30, 2000 reflected the improved market conditions in which we were operating and the effects of our acquisitions and investments over the last two years. These factors contributed to the following consolidated results:

o Consolidated revenues for the first nine months of 2000 improved 47.5% over the same period of 1999 as a result of improved rig count and the impact of our late 1999 acquisitions. For this period of 2000, revenues in North America were $298.9 million, or 54.1%, higher than they were in the comparable period of 1999. International revenues increased $112.9 million, or 35.9%, from 1999 levels for these periods.

o Selling, general and administrative expenses decreased as a percentage of revenues from 23.6% in the first nine months of 1999 to 21.6% for the same period of 2000. The decrease primarily reflects a higher revenue base, offset by the initial costs relating to new product lines and businesses, and a $15.8 million increase in goodwill and intangible amortization.

o Operating income increased 148.2% from the first nine months of 1999 due to improved market conditions and our efforts to reduce costs and improve efficiencies during the recent industry downturn. The acquisitions made by us late in the third quarter 1999 also contributed to the increase in operating income.

o Our effective tax rate for the nine months ended September 30, 2000 was 36.0%, as compared to 25.3% for the same period of 1999, due to the change in the mix between foreign and U.S. tax attributes.

   SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division experienced improvements in revenue and operating income as the increase in the North American rig count positively impacted the demand for its products and services. Demand in international markets was at historical lows during 1999. The decline in demand carried into the first part of 2000, resulting in continued pricing pressures and reduced volumes. The international markets are now in the beginning stages of a recovery, evidenced by quarter over quarter improvements in international revenues. Our Drilling and Intervention Services Division's revenue and operating income were positively impacted by its 1999 acquisitions, including Dailey International and Williams Tool.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the nine months ended September 30, 2000 and 1999:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
                                                              (in thousands,
                                                            except percentages)
     Revenues:
       Cementing ...................................     $     80,313      $     57,808
       Fishing and Rentals .........................          355,463           235,359
       Well Installation Services ..................          129,226           128,991
       Underbalanced Drilling (1) ..................           54,313                --
                                                         ------------      ------------
          Total Revenues ...........................     $    619,315      $    422,158

     Gross Profit ..................................     $    201,504      $    120,454
     Gross Profit % ................................             32.5%             28.5%
     Selling, General and Administrative ...........     $     92,520      $     69,312
     Operating Income ..............................          111,410            52,580
     EBITDA ........................................          188,607           122,845


(1) We began tracking the revenues of this product line in the fourth quarter of 1999 following our acquisition of Dailey International and Williams Tool.

     Other material items affecting the results of our Drilling and Intervention Services Division for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 were:

o Our North American revenues for the first nine months of 2000 improved by 93.4% over the comparable period of 1999. Acquisitions completed in the latter half of 1999 and a 52.7% increase in the North American rig count contributed to these improvements. Our international revenues, excluding Canada, increased $23.1 million, or 9.8%, compared to the same period of 1999.

o Gross profit increased 67.3% from the first nine months of 2000. Fishing and rental sales were the largest contributor to this improvement, more than doubling in gross margin from last year. Gross margin as a percentage of revenue increased by 14.0% due to the product line mix shifting to higher margin sales.

o Selling, general and administrative expenses decreased as a percentage of revenues from 16.4% in the first nine months of 1999 to 14.9% in the first nine months of 2000. The decrease primarily reflects a higher revenue base, partially offset by an increase of $6.8 million in goodwill and intangible amortization expense.

o Operating income increased $58.8 million in the nine months ended September 30, 2000 as compared to the same period of 1999 primarily due to improved market conditions in North America and the impact of the late 1999 acquisitions.

o The improvement in the North American markets was most strongly felt by this division as 58.2% of its revenues and 57.8% of its operating profits are attributable to this region.

     COMPLETION SYSTEMS

     Our Completion Systems Division has shown steady improvements since the first quarter of 1999. The following chart sets forth data regarding the results of our Completion Systems Division for the nine months ended September 30, 2000 and 1999:


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      2000             1999
                                                                                  -------------    -------------
                                                                                     (in thousands, except
                                                                                          percentages)
     Revenues..............................................................        $  151,503      $    80,501
     Gross Profit..........................................................            32,551           10,688
     Gross Profit %........................................................              21.5%            13.3%
     Selling, General and Administrative...................................        $   41,254      $    26,349
     Operating Loss........................................................            (8,699)         (15,661)
     EBITDA................................................................            10,641           (7,356)

     Other material items affecting the results of our Completion Systems Division for the nine months ended September 30, 2000 compared to nine months ended September 30, 1999 were:

o Revenues almost doubled in the first nine months of 2000 as compared to the first nine months of 1999. The increase is due to the expansion of the distribution of our core products and the new product offerings generated by our late 1999 acquisitions.

o Gross profit as a percentage of revenues increased 61.7% primarily due to higher gross margin percentages from our late 1999 acquisitions and higher throughput in our manufacturing facilities.

o Selling, general and administrative expenses as a percentage of revenues decreased from 32.7% in the first nine months of 1999 to 27.2% in the same period in 2000. The decrease is primarily due to the higher revenue base, partially offset by an increase of $7.0 million in goodwill and intangible amortization associated with acquisitions.

     ARTIFICIAL LIFT SYSTEMS

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. Revenues for this division increased approximately 58.9% for the nine months ended September 30, 2000, from 1999 levels, primarily in response to improved activity levels in North American markets, in particular Canada. This division has also seen increased sales in the Latin American markets from 1999 levels as its artificial lift products have begun to penetrate those markets utilizing our worldwide infrastructure.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the nine months ended September 30, 2000 and 1999:

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2000             1999
                                                                                -------------    -------------
                                                                                    (in thousands, except
                                                                                         percentages)
    Revenues.............................................................       $   315,292      $   198,438
    Gross Profit.........................................................           110,716           71,812
    Gross Profit %.......................................................              35.1%            36.2%
    Selling, General and Administrative..................................       $    82,477      $    64,170
    Operating Income ....................................................            28,239            7,782
    EBITDA...............................................................            46,717           22,476

     Other material items affecting the results of our Artificial Lift Systems Division as reflected above for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 were:

o The first nine months of 2000 experienced an increase in revenues of 58.9% compared to the first nine months of 1999 primarily as a result of recent improvements in North American markets. The most significant improvement was in Canada where revenues almost doubled 1999 levels reflecting higher Canadian rig count.

o Gross profit as a percentage of revenues decreased 3.0% from the comparable period 1999 primarily due to increased sales of lower margin ancillary products associated with progressing cavity pumps in Canada.

o Selling, general and administrative expenses decreased as a percentage of revenues from 32.3% in the nine months ended September 30, 1999 to 26.2% in the same period of 2000 due to cost reductions previously implemented and a higher revenue base.

o Operating income increased by $20.5 million compared to the first nine months of 1999. This improvement is primarily due to increased demand, both domestically and internationally, as well as the impact of cost reduction programs implemented during 1999.

     COMPRESSION SERVICES

     The Compression Services Division reported revenues of $193.3 million for the first nine months of 2000 compared to $166.5 million for the same period of 1999. Operating income declined to $4.0 million in the first nine months of 2000 from $16.8 million in the same period of 1999. The decline in operating income for the period was primarily attributable to lower margins on rentals, higher costs related to the reorganization of the division during the first nine months of 2000, higher selling, general and administrative expenses and start-up costs associated with international expansion, including GSI.

     The following chart sets forth data regarding the results of our Compression Services Division for the nine months ended September 30, 2000 and 1999:

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                  -------------------------------
                                                      2000               1999
                                                  ------------       ------------
                                                         (in thousands,
                                                       except percentages)
    Revenues:
      Rentals ...............................     $     98,591       $     87,116
      Equipment Sales .......................           52,544             45,274
      Parts and Services ....................           42,155             34,074
                                                  ------------       ------------
         Total Revenues .....................     $    193,290       $    166,464

    Gross Profit:
      Rental ................................     $     22,421       $     31,109
      Equipment Sales .......................            3,431              2,295
      Parts and Services ....................           10,920             10,094
                                                  ------------       ------------
         Total Gross Profit .................     $     36,772       $     43,498

    Gross Profit % ..........................             19.0%              26.1%
    Selling, General and Administrative .....     $     32,802       $     26,704
    Operating Income ........................            3,970             16,794
    EBITDA ..................................           32,877             41,987
    Lease Expense ...........................           15,357              7,204
    EBITDAR .................................           48,234             49,191
    Minority Interest, Net of Tax ...........             (848)            (3,557)


     Other material items affecting the results of our Compression Services Division for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 were:

o The increase in revenues reflects $10.5 million in revenues from our rental contracts with YPF contract and $24.7 million of incremental revenues from the January 2000 acquisition of GSI. All product lines for this division saw improvements in revenues.

o    Gross profit as a percentage of revenues decreased 27.2% due to:

     o Lower margins on rental contracts due to pricing pressures primarily in the United States.

     o Higher lease expenses due to an increased number of compressors having been sold and subject to the sales leaseback arrangements described in our Liquidity and Capital Resources Section.

     o Lower parts and services margins due in part to product mix and higher overall parts and service sales as a percentage of total sales.

o Gross margins, excluding depreciation and compressor lease expenses, for our U.S. rental fleet was 56.5%, for the nine months ended September 30, 2000, compared to 61.6% in the same period of 1999.

o Horsepower utilization was 80.2% in the nine months ended September 30, 2000 compared to 79.6% in the same period of 1999. The average size of compressors in our fleet during the first nine months of 2000 was 237 horsepower, with an average rate of $14.06 per horsepower, compared to 210 horsepower and $14.19 per horsepower in the comparable period of 1999.

o Parts and service margins were 25.9% for the nine months ended September 30, 2000 compared to 29.6% in the same period of 1999.

o The increase in selling, general and administrative expenses reflects costs associated with increased market activity, costs related to the reorganization of this division that commenced in the first quarter of 2000, $1.2 million in additional goodwill amortization and costs associated with new foreign operations, including Latin America and Asia.

o During the first quarter of 2000, we acquired GSI and began start-up operations for the Middle East. The selling, general and administrative costs associated with GSI for the first nine months of 2000 were approximately $3.5 million, with little profit attributable to that unit due to the start-up nature of operations. GSI, however, commenced operations in Oman in the second quarter and has a large construction contract that recently began.

UNIVERSAL COMPRESSION

     On October 24, 2000, we announced the proposed acquisition by us of 13.75 million shares of common stock (48% interest) of Universal in exchange for the contribution of substantially all of our Compression Services Division into a subsidiary of Universal. We will retain approximately $40 million of the assets of the Compression Services Division, including Singapore-based GSI and our Asia Pacific compressor rental operations other than those in Thailand and Australia. We will, however, continue to operate compressor rentals in those regions either alone or in conjunction with Universal. The value of the transaction will be based on the stock price of Universal as of the closing date of the transaction. A floor price of $25 per share of Universal common stock has been established as a condition to closing.

     In connection with this investment we have entered into an agreement to purchase GE Capital's 36% interest in the joint venture in which our Compression Division is operated for $206.5 million subject to the concurrent closing of our investment in Universal. The transactions are subject to various conditions, including governmental approvals, approval of Universal's stockholders, and the refinancing of our joint venture's and Universal's debt and compressor sale leaseback arrangements. Although there can be no assurance the merger and purchase will close, we anticipate the transactions will be consummated by the end of the year, or early in the first quarter of 2001.

     We expect to recognize a pre-tax charge for this transaction of approximately $20 million relating to transaction costs and severance expenses. We may also have a non-cash charge to the extent the market price of the Universal common stock at time of closing is less than our approximate $490 million book value as well as a non-cash charge for the establishment of deferred taxes on our joint venture interest due to us no longer consolidating the operations. The amount of these charges will be a function of the market price of the Universal stock at the time of closing. At a Universal common stock price of $30, the after tax non-cash charge would be around $100 million and would relate primarily to the establishment of deferred taxes due to the deconsolidation of our investment.

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Drilling Products Division that was distributed to our shareholders on April 14, 2000 through the distribution of all of our holdings in Grant Prideco. Results from discontinued operations were as follows:

o We had a loss from discontinued operations, net of tax, for the nine months ended September 30, 2000, of $3.5 million and a loss from discontinued operations, net of tax, for the three and nine months ended September 30, 1999 of $14.1 million and $19.3 million, respectively.

o Included in the loss from discontinued operations for the nine months ended September 30, 2000 are $1.0 million, net of tax, of transaction costs.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are reserves of cash, cash generated from operations and borrowings under bank lines of credit. In June 2000 we completed the private placement of $910 million face amount of our Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures"). The net proceeds of approximately $491.9 million from the placement were primarily used to repay our short-term indebtedness.

     As of September 30, 2000, we had repaid approximately $424.0 million in short term and other debt that we had outstanding in the second quarter with the proceeds of the placement of our Zero Coupon Debentures. Subsequent to September 30, 2000, we repaid an additional $10.0 million in short-term debt. Our total funded debt is currently around $1.1 billion. Pending the redeployment in our business, we are investing our excess cash in short-term government and investment grade securities. We elected to issue the Zero Coupon Debentures because of the attractiveness of the rate compared to the prevailing rate on our short-term debt, our desire to convert our short-term borrowings into longer term debt and the significant premium to market provided to us on the conversion rate. We believe the placement of the Zero Coupon Debentures has substantially strengthened our financial position to take advantage of future opportunities as they may arise. Our annual interest expense on our current debt is around $53.8 million pre-tax. The current annual after tax cash cost of our outstanding debt is around $25.0 million.

     We believe that the current reserves of cash and short-term investments, access to our existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of our current and future operations, and our proposed purchase of GE Capital's minority interest in our Compression Services Division joint venture. We are continually reviewing acquisitions in our markets. Depending upon the size, nature and timing of an acquisition, we may require additional capital in the form of either debt, equity or a combination of both.

     The following chart contains information regarding our capital resources and borrowings as of September 30, 2000 and December 31, 1999:

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2000             1999
                                                       ------------     ------------
                                                             (in thousands)
Cash and Cash Equivalents ........................     $     97,739     $     44,361
Short-Term Borrowings and Current Portion of
  Long-Term Debt .................................           39,502          322,767
Long-Term Debt ...................................          226,321          226,603
Zero Coupon Convertible Senior Debentures ........          505,409               --
5% Convertible Subordinated Preferred
  Equivalent Debentures ..........................          402,500          402,500
Letters of Credit Outstanding ....................           38,407           27,791

     The net increase in our cash and cash equivalents since December 31, 1999, was primarily attributable to the following:

o Proceeds from issuance of Zero Coupon Debentures of $491.9 million, net of expenses.

o Repayments, net, on long-term debt and short-term facilities of $289.6 million.

o    Proceeds from the sale and leaseback of compression units of $55.1 million.

o Capital expenditures of property, plant and equipment from continuing operations of $164.1 million, including $61.4 million for our Compression Services Division funded by sale and leaseback arrangements.

o Acquisition of new businesses for continuing operations of approximately $86.4 million in cash, net of cash acquired, including acquisitions for our Compression Services Division of $33.4 million that were partially funded with the proceeds of the sale and leaseback arrangements noted above.

o Cash inflows from operating activities associated with our continuing operations of $20.0 million.

o Capital expenditures of property, plant and equipment from discontinued operations of $5.1 million and cash outflow from operating activities of discontinued operations of $12.2 million.

     BANKING FACILITIES

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of September 30, 2000, $239.9 million was available under the credit facility. Borrowings under this facility bear interest at the U.S. prime rate or a variable rate based on the LIBOR. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     We have unsecured short-term borrowings with various institutions pursuant to uncommitted lines of credit facilities and bid note arrangements. At September 30, 2000, we had $8.8 million in unsecured short-term borrowings outstanding under these arrangements, which have been repaid.

     In July 2000, the Company's Compression Services Division put in place a $25.0 million uncommitted line of credit. Interest rates are at LIBOR plus 1.75% or the "Quoted Rate", defined as any rate of interest mutually agreed upon by the two parties. As of September 30, 2000, $12.0 million was available under this line of credit.

     ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     As noted above, on June 30, 2000 we completed the private placement of $910.0 million face amount of our Zero Coupon Debentures. These debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. We received proceeds of $491.9 million, net of debt issuance costs of $9.7 million.

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

     COMPRESSION FINANCING

     Our Compression Services Division has entered into various sale and leaseback arrangements where it has sold $294.9 million of compression units at September 30, 2000, and has a right to sell up to another $55.1 million of compression units. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five-year operating lease with a market-based purchase option. These obligations and leases are expected to be refinanced as part of our investment in Universal.

     As of December 31, 1999, our Compression Services Division had sold compressors under these arrangements having appraised values and received cash of $239.8 million. These sales resulted in a pretax deferred gain of $77.3 million, which may be deferred until the end of the lease. During the nine months ended September 30, 2000, our Compression Services Division sold additional compressors for which it received cash equal to the appraised value of $55.1 million. The sales resulted in an additional pretax deferred gain of approximately $15.5 million.

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

     CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment for our continuing operations during the nine months ended September 30, 2000 were $164.1 million and primarily related to rental equipment, fishing tools and tubular service equipment and compressors and related assets. Included within these capital expenditures for the nine months ended September 30, 2000 was $61.4 million for our Compression Services Division that primarily related to our U.S. operations. Capital expenditures for the full year of 2000 are expected to be between $135.0 and $150.0 million, excluding capital expenditures for our compression operations that are financed by sale and leaseback arrangements. Our depreciation expense during the first nine months of 2000 was $113.4 million. We currently expect depreciation for the year to be approximately $155 to $160 million.

     ACQUISITIONS

     On August 10, 2000 we acquired Alpine Oil Services Corporation for shares of our common stock having a value of approximately $54.4 million. Alpine, headquartered in Calgary, Alberta, Canada, is being integrated into our Drilling and Intervention Services and Completion Systems Divisions. The acquisition extends our underbalanced drilling capabilities worldwide, adds new completion technology and further expands our offerings of products and services in Canada.

     On June 30, 2000, we acquired the underbalanced drilling product line of Oiltools International Limited for approximately $20.0 million. The acquired business provides underbalanced drilling services in the international markets, in particular Asia Pacific and the Middle East. The assets added to the capabilities of our underbalanced drilling operations.

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

     On January 12, 2000, our Compression joint venture acquired Singapore-based GSI for a total of approximately $20.2 million. The acquisition expanded capabilities in the Asia-Pacific and Middle Eastern markets. GSI's main business units include compressor packaging, rental, maintenance and service, and floating production storage and offloading platforms. In addition to Singapore, GSI has service locations in Indonesia and the United Arab Emirates. These businesses will be retained by us in our transaction with Universal.

     During the nine months ended September 30, 2000, we also completed two acquisitions for our Artificial Lift Systems Division for $7.6 million and seven small acquisitions for our Compression Services Division for total consideration of $18.3 million. We also acquired a minority-held interest in one of our subsidiaries of our Completion Systems Division for shares of our common stock valued at $4.8 million, and completed five acquisitions for our Drilling and Intervention Services Division for total consideration of $10.0 million.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including the addition of approximately $129.3 million of goodwill during the nine months ended September 30, 2000. The amortization expense for goodwill and other intangibles during the nine months ended September 30, 2000 was $32.9 million.

     Our acquisitions during 1999 and 2000 were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in our consolidated condensed financial statements since the dates of acquisition. The purchase price is allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in our Consolidated Condensed Balance Sheets related to our acquisitions during the past twelve months are based upon preliminary information and are subject to change when final asset and liability valuations are obtained.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB 101 until the second quarter after December 15, 1999 for companies with fiscal years beginning between December 16, 1999 and March 15, 2000. The SEC staff issuance of SAB 101B on June 26, 2000 further extends the compliance requirement until the fourth quarter of fiscal years beginning after December 15, 1999, with an effective date of January 1, 2000. We have reviewed our revenue recognition policies and believe that they are in compliance with GAAP and the related interpretive guidance set forth in SAB 101 with the expectation of our classification in the Consolidated Condensed Statements of Income of certain pass-through costs. The anticipated restatements caused by the application of this bulletin is not expected to have a material impact on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, amending the effective date of SFAS No. 133 to years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. We are evaluating the impact of SFAS No. 133 on our consolidated financial statements and do not anticipate that application of this statement will have a material impact on our financial position or results of operations.

EXPOSURES

     INDUSTRY EXPOSURE

     Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables extensions of credit. We maintain reserves for potential credit losses, and generally, actual losses have historically been within our expectations.

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

     Historically, the economic impact of such disruptions has been temporary, and oil and gas exploration and production activities have resumed eventually and became subject to more normal market forces. Certain areas, including the CIS, Algeria, Nigeria, parts of the Middle East, the Asia-Pacific region and Latin America, have been subjected to political disruption that has negatively impacted results of operations following such events.

     CURRENCY EXPOSURE

     A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in the 11 participating countries. We are currently evaluating the effect of the Euro on our consolidated financial statements and our business operations; however, we do not foresee that the transition to the Euro will have a significant impact.

     Approximately 42.7% of our net assets attributable to continuing operations are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. We recorded a $53.6 million adjustment to our equity account for the nine months ended September 30, 2000 primarily to reflect the net impact of the decline in European currencies against the U.S. dollar. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Condensed Statements of Income. During the three and nine months ended September 30, 2000 we recognized net losses on currencies in our Consolidated Condensed Statements of Income of $1.3 million and $1.2 million, respectively. We recognized a net loss on currencies in the three months ended September 30, 1999 of $0.3 million and a gain on currencies in the nine months ended September 30, 1999 of $0.4 million. We were also impacted by lower sales and profits for our international sales that are denominated in the local currencies such as the Pound Sterling and Euro and have U.S. dollar based costs or local currency pricing under term contracts.

FORWARD LOOKING INFORMATION AND REGULATION FD CONSIDERATIONS

     REGULATION FD

     In light of the SEC's new Regulation FD, we have elected to provide in this report various forward-looking statements and operational data that are in more detail than we have previously provided. We have done so to assure full market disclosure of information that we traditionally made available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We anticipate that we will publicly announce the call-in numbers before the calls.

     In addition to providing ongoing market information and operational data, we are beginning with this report to provide a brief discussion of our earnings expectations for the coming quarters. We are doing so to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. We make no undertaking to update this information, and in any event we do not intend to update our analysis in our quarterly reports or in a current report any more than once each quarter. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

     EXPECTATIONS FOR FOURTH QUARTER 2000 AND 2001

     Based on the existing market trends described above, we currently expect that our fourth quarter earnings, excluding non-recurring charges, should be in a range of between $0.25 to $0.31 per share, with actual results being dependent on (1) continued strong volumes in the United States, (2) increasing volumes and prices in Canada as the winter drilling season picks up, (3) our ability to have meaningful bottom line realization of our recent pricing increases in the United States by our Drilling and Intervention Services Division, (4) our Completion Systems Division's continuing to increase its revenues and margins and (5) the level of growth in volume in the international markets during the quarter.

     Looking forward to 2001, we note that the analysts who follow our company have projected earnings for us, excluding one time charges, of between $1.30 and $1.70 per share. Although it is difficult to predict our results for next year due to the volatile nature of our business, our dependence on drilling activity and our ability and the industry's ability to raise prices and meet market demand, as of the date of filing this report we believe that this range is reasonable. We also believe that the $1.55 per share average consensus estimate is reasonable based on the information we have as of the date of this filing. Investors, however, should be cautioned that our actual earnings for 2001 will be highly dependent on the pace of growth in the international markets, our ability to implement and maintain pricing increases, and general world economic trends. Any material change in the markets or changes that affect the assumptions used by us in modeling next year's results will affect our actual results.

     In modeling our earnings for next year, we have made the following assumptions regarding our operations. Although we believe, as of the date this report is filed, that these assumptions are reasonable, there can be no assurance that they will be correct in the future.

o Total revenues from our operations for 2001, excluding our compression business, which, as previously announced, we are proposing to combine with Universal, will be between $1.8 - $2.0 billion. We expect those revenues to be broken out as follows:

     o    $1.1 - $1.2 billion from Drilling and Intervention Services

     o    $275 - $325 million from Completion Systems

     o    $450 - $500 million from Artificial Lift Systems

     Our revenues for these divisions could materially vary, up or down, from these levels based on market conditions. Accordingly, these projected levels reflect only our expectations, as of the date this report is filed, which will likely change as the year progresses.

o We will be able to realize price increases between 5% and 10% for our products and services and be able to retain qualified personnel without excess cost burden. Our profit from our operations will be dependent on our ability to implement and maintain these targeted pricing increases, our ability to attract and retain personnel in an ever tightening labor market, the impact of cost increases and our ability to pass on these increases to our customers and the general level of activity in our industry. Many of our international operations involve fixed-term contracts with fixed pricing, which restricts our ability to make across the board price increases.

o We currently expect that our EBITDA margins (EBITDA as a percentage of revenues) will be between 32-36% for the year in our Drilling and Intervention Services Division, 15-20% for our Completion Systems Division and 18 - 22% for our Artificial Lift Systems Division for the year.

o The before-tax contribution to us from our investment in Universal is currently expected to be $19 to $23 million for 2001. The actual contribution will be dependent upon the timing of the closing of the transaction and how quickly consolidation savings and synergies are realized by Universal. We currently expect at least $20 million in cost savings and other synergies in 2001.

o Our total debt should be in the range of $1.2 - $1.3 billion, excluding any acquisition funded debt. The annual interest expense associated with this debt is expected to be around $53 - $60 million.

o Our corporate selling, general and administrative expense is expected to be between $9.5 to $10 million in each quarter of 2001.

Our projections for 2001 are also based on the following assumptions regarding our business and the industry we serve, which are subject to modification from time to time as more fully described below under "Forward Looking Statements". If any of these assumptions is not borne out, our results could vary materially from those currently projected.

o North American drilling activity will continue to be strong, with pricing increases realized.

o Canadian drilling activity will be at near record levels for 2001 and the seasonal downturn in the warmer months in Canada will not be unusually long or disruptive.

o International rig activity and volumes will continue to pick up, with pricing improvements beginning to be realized in the second quarter.

o Underbalanced drilling demand will continue to grow over our current $100 million per year run rate, with margins improving as more and more work is completed internationally.

o Our expandable sand screens will continue to gain market share and contribute between $40 to $60 million in revenue.

o Our multi-lateral product line will be successfully introduced during the year.

o Our historical fishing and rental, cementation, well installation services and artificial lift product and service lines will maintain their current market positions and continue to grow.

o We will benefit from enhancements of many of our products and services through our new technologies.

o We will not experience any material unusual losses, expenses or charges associated with litigation, warranty claims, environmental matters or property losses.

o Our manufacturing operations will not experience any material disruptions in supply or efficiencies and we will be able to add capacity as needed.

o The U.S. and world economies will remain strong and not move into recession.

o    There will be no material geo-political events that disrupt energy markets.

o We will not incur any material currency remeasurement or transactional losses.

o There will not be any material acquisitions or divestments during the year. Although we have made this assumption for modeling purposes, we do expect that some acquisitions and divestments will be made during the year that will affect our projections.

o Capital expenditures for 2001 will approximate $150 million and will relate primarily to the addition of revenue producing assets.

     FORWARD-LOOKING STATEMENTS

     This report and our other filings with the SEC and our public releases contain statements relating to our future results, including our projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

     Certain risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

          A Downturn in Market Conditions Could Affect Projected Results. Any unexpected material changes in drilling activity or oil and gas prices or other market trends would likely affect the forward-looking information provided by us. Any unexpected material changes in oil and gas prices or other market trends that would impact drilling activity would likely affect the forward-looking information contained in this report and our filings. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control.

          Our estimates as to future results and industry trends are based on assumptions regarding the future prices of oil and gas, the North American and international rig counts and their effect on the demand and pricing of our products and services. These assumptions are based on various macroeconomic factors, and actual market conditions could vary materially from those assumed.

          In analyzing the market and its impact on us for the remainder of 2000 and for 2001, we have made the following assumptions regarding oil prices, demand and pricing:

     o Oil prices will average over $25 per barrel for West Texas Intermediate crude.

     o    Average natural gas prices will exceed $4.00 per mcf.

     o    World demand for oil will be up only slightly.

     o There will not be any material decline in world demand for oil or North American demand for natural gas.

     o Pricing will continue to be subject to market conditions and competitive pricing pressures in certain markets and with respect to certain product lines.

     o We will be able to improve our margins through price increases and such price increases will more than offset wage and other cost increases.

          A Future Reduction in the Rig Count Could Adversely Affect the Demand for Our Products and Services. Our operations were materially affected by the decline in the rig counts during 1998 and 1999. Although the North American rig count has improved significantly this year from the low levels in 1999, another decline in the North American and international rig counts would adversely affect our results. Our forward-looking statements regarding our drilling products assume that the rig count in 2001 will continue to improve domestically and that the international rig count will increase steadily during 2001.

          Projected Cost Savings Could Be Insufficient. During the last two years we implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. Our forward-looking statements regarding cost savings and their impact on our business assume these measures will generate the savings expected.

         Manufacturing Improvements. We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in our European completion operations through the consolidation of facilities and additions of equipment. These activities are still ongoing. We were adversely affected by the relocation of manufacturing operations in this division in the second quarter of 2000. Our forward-looking statements assume that the manufacturing expansion and consolidation are completed without any further material disruptions. If there are any additional disruptions or excess costs associated with the manufacturing changes, the results of our Completion Systems Division could be adversely affected.

         Capacity Constraints. Our forward-looking information assumes that we will have sufficient manufacturing capacity and personnel to address the demand increases that we expect, as noted above. To the extent there are limitations on capacity or personnel in areas in which the markets are improving, our growth could be limited or our costs increased due to the need to meet demand through outside sources.

         Integration of Acquisitions. During 1999 and 2000, we consummated, or agreed to consummate, various acquisitions of product lines and businesses. The success of these acquisitions will be dependent on our ability to integrate these product lines and businesses with our existing businesses and to eliminate duplicative costs. We have, or will have, incurred various duplicative costs with respect to the operations of companies and businesses acquired by us during 1999 and 2000 pending the integration of the acquired businesses with our businesses. Our forward-looking statements assume the successful integration of the acquired businesses and their contribution to our income during 2001. We have also assumed that our compression business will be successfully consolidated with Universal's and the estimated $20 million in cost savings and other synergies will be realized in 2001. Integration of acquisitions is something that cannot occur in the short term and is something that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

         Technological Advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically advanced value-added products. These technological advances include our underbalanced drilling technology, our expandable sand screen technology and our recently added multilateral technology. Our forward-looking statements have assumed above average growth from these new products and services in 2001.

         An Economic Downturn Could Adversely Affect Demand for Products and Services. The economic downturn that began in Asia in 1997 affected the economies of other regions of the world, including South America and the former Soviet Union, and contributed to the decline in the price of oil and the level of drilling activity worldwide. Although the economy in the United States has experienced one of its longest periods of growth in recent history, the continued strength of the United States economy cannot be assured. If the United States or European economies were to begin to decline or if the economies of South America or Asia were to decline again, the demand for and prices of oil and gas and our products and services could again adversely affect our revenues and income. We have assumed that a worldwide recession, or significant recession in any major region of the world, or a material downturn in the United States economy will not occur.

         Currency Fluctuations Could Have a Material Adverse Financial Impact. A material decline in foreign currency, values (compared to the United States dollar) in our foreign markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility in recent years. The United States dollar has been strong against most currencies over the past year. In particular, the British Pound and the Euro have declined significantly against the United States dollar since the beginning of the year. Our forward-looking statements assume no material impact from future changes in currency values.

         Changes in Global Trade Policies Could Adversely Impact Operations. Changes in global trade policies in our markets could impact our operations in affected markets. We have assumed that there will be no material changes in global trading policies.

         Unexpected Litigation and Legal Disputes Could Have a Material Adverse Financial Impact. If we experience unexpected litigation or unexpected results in our existing litigation having a material effect on results, the accuracy of our forward-looking statements would be affected. Our forward-looking statements assume that there will be no such unexpected litigation or results.

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC. For additional information regarding risks and uncertainties, see our other current year filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. We intend generally to update our assumptions in our required SEC filings as circumstances require.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with the acquisition of Alpine Oil Services Corporation on August 10, 2000, we issued one share of our Series A Preferred Stock, par value $1.00 per share, a new series of Preferred Stock. The one share of Series A Preferred Stock was issued to Montreal Trust Company of Canada, as trustee, and will be held for the benefit of the former Alpine shareholders. The former Alpine shareholders were issued an exchangeable security in one of our Canadian subsidiaries that is exchangeable for our common stock on a one-for-one basis. The one share of Series A Preferred Stock entitles the trustee to vote, essentially as a proxy for the former Alpine shareholders who have not yet exchanged their exchangeable securities into shares of our common stock, the same number of votes as could be voted if the former Alpine shareholders had exchanged the exchangeable securities for our common stock. As the exchangeable securities are exchanged for our common stock, the number of votes to which the Series A Preferred Stock is entitled decreases and the voting rights of the Series A Preferred Stock will be eliminated entirely when there are no more outstanding exchangeable securities. The Series A Preferred Stock has a $1.00 liquidation preference, has no class voting rights and votes together with the common stock. Except for the specific voting rights and the $1.00 liquidation preference, the Series A Preferred Stock has no other rights or preferences. The Series A Preferred Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits:

        10.1 Form of Stock Option Agreement for Non-Employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to Registration Statement on Form S-8 (Reg. No. 333-48322)).

        10.2 Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to Registration Statement on Form S-8 (Reg. No. 333-48322)).

        10.3 Weatherford International, Inc. 1998 Employee Stock Option Plan as amended, including form of agreement for officers (incorporated by reference to Exhibit 4.16 to Registration Statement on Form S-8 (Reg. No. 333-48320)).

        10.4 Agreement and Plan of Merger dated October 23, 2000 by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Universal Compression Holdings, Inc. and Universal Compression, Inc. (incorporated by reference to
                Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 001-15843) and Universal Compression, Inc. (File No. 333-48279) filed on October 26,
                2000).

        10.5 Stockholders' Agreement, dated as of October 23, 2000, by and among WEUS Holding, Inc., Universal Compression Holdings, Inc., Castle Harlan Partners III, Castle Harlan Offshore Partners III, L.P., Castle Harlan Affiliates III, L.P. and John K. Castle (incorporated by reference to Exhibit B to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).

        10.6 Form of Registration Rights Agreement between WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit C to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).

        10.7 Form of Voting Agreement by and among Weatherford International, Inc., WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit D to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).

        10.8 Form of Transitional Services Agreement between Weatherford International, Inc. and Weatherford Global Compression Services, L.P. (incorporated by reference to Exhibit E to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).

        10.9 Purchase Agreement, dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Global Compression Services, Inc. and

                General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).

        *12.1   Statement of Computation of Ratios

        *27.1   Financial Data Schedule

        *27.2   Restated Financial Data Schedule

        *       Filed herewith

   (b)  Reports on Form 8-K:

        1) Current Report on Form 8-K dated July 27, 2000, announcing the Company's earnings for the quarter ended June 30, 2000.

        2) Current Report on Form 8-K dated June 19, 2000, announcing (i) the Company's agreement to acquire Alpine Oil Services Corporation, (ii) the Company's issuance in a private placement of 20-year Zero Coupon Convertible Senior Debentures due 2020 and (iii) containing certain pro forma financial information for the Company and Dailey International Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Weatherford International, Inc.



                                By: /s/ Curtis W. Huff
                                    --------------------------------------------
                                    Curtis W. Huff
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial Officer)


                                    /s/ Lisa W. Rodriguez
                                    --------------------------------------------
                                    Lisa W. Rodriguez
                                    Vice President Accounting and Controller
                                    (Principal Accounting Officer)

Date:  November 8, 2000

                               INDEX TO EXHIBITS



     EXHIBIT
     NUMBER         DESCRIPTION
     ------         -----------

     12.1           Statement of Computation of Ratios

     27.1           Financial Data Schedule

     27.2           Restated Financial Data Schedule