Form 10-K
period 2000-12-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2001-03-23
CIK 32908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13086

                        WEATHERFORD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                            04-2515019
       (State or other jurisdiction of                               (IRS Employer
        incorporation or organization)                            Identification No.)

 515 POST OAK BOULEVARD, SUITE 600, HOUSTON,                           77027-3415
                    TEXAS
   (Address of principal executive offices)                            (Zip Code)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 12, 2001 was $5,451,170,382, based upon the closing price on the New York Stock Exchange as of such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                TITLE OF CLASS                               OUTSTANDING AT MARCH 12, 2001
                --------------                               -----------------------------
        Common Stock, $1.00 Par Value                                 110,281,062

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Weatherford International, Inc. is one of the world's leading providers of equipment and services used for the drilling, completion and production of oil and natural gas wells. We conduct operations in over 50 countries and have more than 400 manufacturing and service and sales locations in nearly all of the oil and natural gas producing regions in the world. We are among the leaders in each of our primary markets and our distribution and service network is one of the most extensive in the industry.

     Our business is divided into three principal operating divisions:

     - Drilling and Intervention Services -- This division provides (1) drilling services and equipment rental, (2) well installation services, (3) cementing products and (4) underbalanced drilling and specialty pipeline services. It is a leader in each of these markets.

     - Completion Systems -- This division provides a wide range of completion products and services. It maintains a growing share of the world's completion market and offers leading proprietary and patented technologies aimed at maximizing production.

     - Artificial Lift Systems -- This division is the only organization in the world that is able to provide all forms of artificial lift used for the production of oil and gas. It also provides products and services which optimize and automate well production management.

     In addition to the above operations, we also operated a Compression Services Division during 2000. In February 2001, we completed the merger of essentially all of this division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of, or an approximate 48% interest in, Universal. Following the merger, Universal became the world's second largest provider of natural gas compression services. Universal offers a range of products and services from complete field compression management to single sales and rentals of compressor units, compressor maintenance, fabrication and products.

     In April 2000, we completed the spin-off to our stockholders of our Drilling Products Division through a distribution of the stock of our Grant Prideco, Inc. subsidiary. Grant Prideco is the world's largest provider of drill stem products and is a leading provider of premium tubulars and connections in North America. Grant Prideco's operations have been classified as discontinued in our financial statements.

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

REFERENCES TO WEATHERFORD

     When referring to Weatherford and using phrases such as "we" and "us," the intent is to refer to Weatherford International, Inc. and its subsidiaries as a whole or on a divisional basis depending on the context in which the statements are made.

STRATEGY

     Our primary objective is to provide our stockholders with above average returns on their investment through income growth and asset appreciation. We seek to achieve this objective through the pursuit of strategic investments and technology opportunities that will enhance the long-term value of our company while improving the market shares, offerings and profitability of our existing businesses. Our strategy for growth is to focus on selected areas and markets in which there exist opportunities for higher market growth or penetration or enhanced returns through consolidations or through the provision of proprietary value-added products and services. Our objective is not to provide all products and services necessary for the exploration and development of oil and gas reserves but rather to provide complete product and service capabilities within specified market segments of the industry in which we have competitive advantages or where significant growth potential exists.

     Principal components of our growth strategy include the following:

     - Invest in technology to provide customers value-added products and services that can reduce the cost of exploration and production of oil and gas. Examples of these technologies include our expandable products and services for sand control and well construction, liners and our underbalanced drilling technologies.

     - Pursue strategic acquisitions, consolidations and combinations for long-term growth in new or existing markets.

     - Continually review our asset holdings for ways to maximize value. The recent merger of our Compression Services Division into Universal, which is intended to allow it to take advantage of growth opportunities outside of Weatherford, is an example of this strategy.

     - Take advantage of secular growth trends in production enhancement technologies such as underbalanced drilling, expandable tubular technology, artificial lift and well re-entry.

     - Leverage our worldwide infrastructure to introduce new products and services.

SEGMENT AND GEOGRAPHIC DATA

  Financial Segment Data

     When we review the operations of our business divisions we look at their revenues, operating income, EBITDA (operating income adding back depreciation and amortization), total assets and capital expenditures. The following chart sets forth those items for each of our operating business segments for 2000, 1999 and 1998:

                                        DRILLING AND
                                        INTERVENTION   COMPLETION    ARTIFICIAL    COMPRESSION
                                          SERVICES      SYSTEMS     LIFT SYSTEMS    SERVICES
                                        ------------   ----------   ------------   -----------
                                                            (IN THOUSANDS)
2000
  Revenues...........................    $  881,586     $220,624      $439,410      $272,641
  Operating Income (Loss)(a).........       172,733       (7,433)       42,251       (10,260)
  EBITDA(a)(b).......................       276,952       19,743        67,760        28,860
  Total Assets.......................     1,284,387      538,898       684,853       653,802
  Capital Expenditures...............       123,402       34,735        18,438        85,093
1999
  Revenues...........................    $  599,618     $121,136      $293,529      $225,917
  Operating Income (Loss)............        76,281      (21,545)       16,455        21,574
  EBITDA(b)..........................       173,432       (7,428)       36,519        54,699
  Total Assets.......................     1,117,884      424,505       615,887       662,695
  Capital Expenditures...............        46,074       10,731        10,347        94,755
1998
  Revenues...........................    $  739,079     $118,093      $329,196      $177,481
  Operating Income (Loss)(c).........       140,929       (3,812)      (19,223)       17,092
  EBITDA(b)(c).......................       228,311        4,301           (40)       40,171
  Total Assets.......................       823,836      198,311       592,370       388,220
  Capital Expenditures...............       103,793        7,818        20,946        32,465

---------------

(a) In 2000, we incurred $56.3 million of pre-tax impairment charges for assets to be disposed of related to the merger of essentially all of our Compression Services Division into Universal. Of these charges, $16.3 million relates to our Compression Services Division and $40.0 million relates to Corporate.

(b) Calculations of EBITDA should not be viewed as substitutes to calculations under GAAP, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company's calculations.

(c) In 1998, we incurred $160.0 million in merger and other charges relating to the merger of EVI, Inc. and Weatherford Enterra, Inc. on May 27, 1998 and a reorganization and rationalization of our business to match industry conditions. Of these charges, $40.8 million, $4.2 million, $40.8 million, $1.5 million and $72.7 million relate to Drilling and Intervention Services, Completion Systems, Artificial Lift Systems, Compression Services and Corporate, respectively.

  Geographic Data

     Historically, a large portion of our business was concentrated in the United States and Canada. We also had a strong international presence in all of the oil producing regions of the world through our Drilling and Intervention Services Division. As the world's oil reserves have matured, international exploration, development and production have and will become more dominant.

     Following the merger of EVI and Weatherford Enterra in 1998, we began a concentrated program to expand our operations and shift more of our business internationally by utilizing the strength of our service infrastructure to introduce new and existing products and services in these markets. Our efforts included:

     - Offering our completion systems and artificial lift systems through our international service locations. During 1999 and in 2000, this initiative helped generate sales and project awards for our Completion Systems Division in Brunei, South America and West Africa and for our Artificial Lift Systems Division in Argentina, Venezuela and China.

     - Pursuing opportunities on a global basis for new performance-enhancing technologies and products in multilateral, extended reach, completion, re-entry and underbalanced drilling applications. Successes include the global introduction of roller centralizers for extended reach drilling, revolutionary new sand control products and underbalanced drilling for offshore applications.

     The following charts set forth for 2000, 1999 and 1998 our revenues from third-party customers and long-lived assets by geographic region. Sales are based on the location of our entity that is selling or providing the products or services. The long-lived assets exclude deferred taxes and net of assets of discontinued operations.

                       REVENUES FROM UNAFFILIATED CUSTOMERS            LONG-LIVED ASSETS
                       ------------------------------------   ------------------------------------
                         FOR THE YEAR ENDED DECEMBER 31,               AS OF DECEMBER 31,
                       ------------------------------------   ------------------------------------
                          2000         1999         1998         2000         1999         1998
                       ----------   ----------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS)
United States........  $  837,440   $  589,815   $  634,222   $1,106,303   $1,162,077   $  674,243
Canada...............     364,487      229,672      233,304      399,225      298,394      288,091
Latin America........     173,481      108,247      124,434      221,259      168,109      128,141
Europe...............     158,815      140,458      162,738      283,789      319,957      149,231
Africa...............      93,390       77,190       91,307       33,023       28,376       40,012
Asia Pacific.........     129,676       50,260       63,838       88,673       30,870       42,134
Middle East..........      56,972       44,558       54,006       27,516       16,919       22,715
                       ----------   ----------   ----------   ----------   ----------   ----------
          Total......  $1,814,261   $1,240,200   $1,363,849   $2,159,788   $2,024,702   $1,344,567
                       ==========   ==========   ==========   ==========   ==========   ==========

     Looking forward, we expect that Asia Pacific, the Middle East, North Africa and Eastern Europe will all be growth markets for our products and services. Conversely, North America and Western Europe will exhibit declining growth over time as a percentage of total sales as the oil and gas reserves in those regions mature.

DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division provides a wide range of products and services for the exploration, drilling and production of oil and natural gas. The principal products and services provided by this division are:

     - Drilling Services and Equipment Rental

     - Well Installation Services

     - Cementing Products

     - Underbalanced Drilling and Specialty Pipeline Services

  Market Trends and Outlook

     Our Drilling and Intervention Services Division provides products and services used by oil and gas companies, drilling contractors and other service companies to explore and drill for and produce oil and natural gas. We estimate that about three-quarters of the products and services offered by this division are used in the initial drilling and completion of oil and gas wells. The remainder of the products and services is used in connection with the production phases of wells, including maintenance, redrilling and recompletion.

     Historically, our Drilling and Intervention Services Division has generated approximately half of its revenues from activity in North America, primarily in the United States. With the increased importance of international production, this division is focusing on growth in international markets while continuing to strengthen its market position in North America.

     Demand for our drilling and intervention products and services increased rapidly during 2000, particularly in North America where the average annual Baker Hughes rotary rig count increased over 1999 by nearly 50% to 1,260. In addition, the increasing demand allowed us to increase prices in North America toward the end of 2000. We increased our published price list by 10% in the third quarter. The initial beneficial impact of that increase on our financial performance was felt in the fourth quarter. Further increases in global demand in 2001 may result in additional price increases during the year.

     Technology is an increasingly important aspect of our products and services. Improving technology helps us provide our customers with more efficient, higher margin and cost-effective tools to find and produce oil and gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe that our new products and services are among the best in the industry and provide our customers with ways to reduce their costs of drilling and production through more efficient and accurate tools.

     In certain areas, such as underbalanced drilling, we believe integrated offerings are becoming more important in the market as customers seek to improve their performance with increasingly sophisticated equipment and techniques. We expect to continue to enhance our underbalanced drilling service offering over the next year and to maintain our position as the leading provider of these services.

  Growth Strategy

     The growth strategy for our Drilling and Intervention Services Division is to:

     - Continue to enhance the technology of our products and services to maintain our leadership position and allow our customers to reduce the costs of exploration and production.

     - Leverage our worldwide sales and service infrastructure to push through new products and services.

     - Focus on secular growth trends such as underbalanced drilling services and re-entry.

     - Take advantage of selective consolidation and acquisition opportunities to reduce costs and increase market share.

     - Provide our customers with integrated products and services within market segments.

     - Implement our business-to-business E-commerce strategy of offering selected products to our customers through the Internet and various E-commerce portals and providing enhanced electronic communications between the customer and the field.

  Products and Services Offered

     DRILLING SERVICES AND EQUIPMENT RENTAL

     Our drilling services and equipment rental operations consist of a wide variety of downhole services and products used during the drilling, completion, workover and plugging of oil and gas wells. These include:

     - Downhole Drilling Services

     - Intervention Services

     - Equipment Rentals

     These operations are provided worldwide. We believe that this group is the largest provider of these services in the world. The following is a description of the material products and services offered by this group.

     Downhole Drilling Services. Services provided by this business include directional drilling services, multilateral systems, guidance and steering systems, whipstocks/casing exits, milling and cutting services, and plug and abandonment services. Downhole drilling services addresses the needs of operators to increase the productivity of their wells and their ultimate recovery of hydrocarbons from reservoirs. The technologies provided by this group enable the drilling of directional and horizontal wells as well as the drilling, tieback and completion of multiple lateral wells from a single well bore. The principal benefits of these technologies include the improved contact with and sweep of the reservoir, the reduction of the number of vertical wells required to drill a reservoir and the resulting benefit to the environment at the surface, and the improved return on the operator's investment.

     Our primary competitors in this market are Baker Hughes, Halliburton and Schlumberger.

     Intervention Services. Our intervention services operations include thru-tubing tools and systems, wireline services, conventional fishing services, fishing jars and casing patch products and services. Our thru-tubing services are primarily used in well re-entry activities and allow the operator to perform complex drilling, completion and cementation functions from existing wellbores. Thru-tubing and re-entry technologies help to reduce operator costs by eliminating the need for the drilling and completion of new wellbores. Wireline services provide pipe recovery and cased hole services. Conventional fishing services consists of removing and cleaning wellbores of obstructions, such as equipment, tools, drill string segments and other debris that become caught during drilling, completion or production activities of a well. Fishing requires specialty tools including fishing jars, milling tools, casing cutters, overshots and spears. Fishing may also employ whipstocks and mills to permit sidetracking out of a well to avoid obstructions that cannot be moved. We also provide casing patches and well control equipment. Casing patches are utilized for a variety of downhole remediation purposes.

     Our principal competitors in fishing services are Baker Hughes and Smith International. Our primary competitor in thru-tubing and downhole remediation services is Baker Hughes.

     Equipment Rental. We offer one of the world's largest selections of specialized rental equipment and tools for the drilling, completion and workover of oil and gas wells. Our rental equipment allows our customers, primarily operators and drilling contractors, to have access to inventories of tools and other equipment without the cost of maintaining that equipment in their own inventory. The rental of this equipment permits the equipment to be more efficiently used and allows us to receive value-added returns on the equipment.

     Our rental equipment and tools include:

     - Pressure control equipment such as preventers, high pressure valves, accumulators, adapters and choke and kill manifolds.

     - Fishing and downhole tools such as milling tools, casing cutters, fishing jars, spears and overshots, stabilizers, power swivels and bottom hole assemblies.

     - Drilling tools such as drill pipe and drilling jars.

     - Tubular handling equipment such as elevators, spiders, slits, tongs and kelly spinners.

     We manufacture many of our rental tools, such as our Dailey drilling and fishing jars, our pressure control equipment (including our Williams rotating heads) and many of our fishing tools. As part of our spin-off of Grant Prideco, we entered into a three-year supply agreement with Grant Prideco for drill pipe and other drill stem products to ensure an economical and secure source of drill stem products in the future.

     We conduct our rental operations worldwide. The breadth of our operations and locations allows us to manage and redeploy our inventory of equipment to locations where the equipment is most needed.

     We believe we are the world's largest provider of oilfield rental tool equipment. Our primary competitors are Baker Hughes, Superior Energy Services and Offshore Rentals. There are also a number of regional competitors.

     WELL INSTALLATION SERVICES

     Our well installation services operations consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil and gas well. We offer an integrated package of tubular services that allows our customers to receive all of their tubular handling, preparation, inspection, cleaning and wellsite installation needs from a single source. We are a leader in rig mechanization technology used for the installation of tubing and casing and offer various products and services to improve rig floor operations by reducing staffing requirements and increasing operational effectiveness and safety standards. We also specialize in high alloy installation services where metallurgical characteristics call for specific handling technology. Finally, our well installation services include high-grade completion equipment installation services as well as cementation engineering services (consisting of computer-generated recommendations as to the number and placement of centralizers during cementation). Many of these services are provided in conjunction with our Completion Systems Division.

     We believe that we are one of the largest providers of well installation services in the world. Competition in the market for tubular and completion well installation services is based on price, experience and quality. We believe that our ability to provide an integrated package of rig mechanization and high-grade installation services, together with our worldwide infrastructure, provides us with a competitive advantage. Our primary competitors are Franks International and BJ Services. We also compete with a large number of smaller regional competitors.

     CEMENTING PRODUCTS

     Cementing operations are one of the most important and expensive phases in the completion of a well. We are the world's leading producer of specialized equipment that allows operators to centralize the casing of the well and control the displacement of cement and other fluids. Our cementing engineers can also analyze complex wells and provide detailed recommendations to help optimize cementing results. Our cementing products group also works closely with our Completion Systems Division in designing integrated completion systems. Our cementing product line includes the following:

     - Centralizer Placement Software -- For calculating best centralizer spacing for optimum standoff.

     - Centralizers -- A comprehensive product line for varying applications and well conditions.

     - Roller Centralizers -- Mechanical friction-reduction systems for extended reach drilling and underpressured conditions where differential sticking risk is high.

     - Flow Enhancement Tools -- Tools that improve cement flow.

     - Float Equipment -- Drillable shoes and collars with float valves that provide higher flow rates.

     - Other Equipment -- Cement baskets, guide shoes, retainers and bridge plugs, multiple stage tools and cementing plugs.

     We provide our cementing products worldwide and believe we are the world's largest provider of this type of equipment. Our primary competitors are Halliburton and Davis Lynch.

     UNDERBALANCED DRILLING AND SPECIALTY PIPELINE SERVICES

     Underbalanced drilling occurs when the bottom hole pressure exerted by the hydrostatic head of the drilling fluid column is less than the pressure of the formation being drilled. In underbalanced applications the reservoir is able to flow while the drilling takes place and thereby protects the formation from damage from the drilling fluids. Traditional drilling methods utilize weighted drilling fluids that prevent the flow of hydrocarbons during drilling. There are several advantages to underbalanced drilling, including faster rates of drill bit penetration, reduction of formation damage that inhibits production rates and minimization of lost circulation and costly stimulations. Underbalanced drilling is considered to be particularly desirable for drilling in older fields and reservoirs where the downhole pressure has declined. We believe that many older fields and reservoirs cannot be economically drilled other than through the use of underbalanced drilling. We estimate that at least 20% of the world's wells are likely to be drilled underbalanced during the next 5-10 years, with that percentage increasing over time.

     We believe that we are the industry leader in underbalanced drilling and are the only company in the world that can offer all critical components on a worldwide basis. These components include:

     - Surface Equipment -- Specially designed self-contained mobile or skid-mounted compression and nitrogen generation systems, rotating control heads to control well pressures while circulating drilling mediums during drilling, skid-mounted separators to separate air from mud, choke manifolds and solids recovery systems.

     - Downhole Equipment -- High temperature motors, wireline steering tools, drill pipe, air rotary hammer drills, casing exit systems and downhole monitoring equipment.

     - Fluid Systems -- Air drilling systems, mist drilling systems, foam drilling systems, including our patented Trans-Foam Recyclable Drilling Fluid System, and aerated fluid drilling systems.

     - Software/Engineering -- Engineering and software, including simulation modeling, candidate screening, corrosion mitigation, on-site engineering, data analysis and supervision.

     Our principal competition in underbalanced drilling is Precision Drilling.

  Raw Materials

     Our Drilling and Intervention Services Division purchases a wide variety of materials from a number of sources. Many of the products sold by this division are also manufactured by other parties. We do not believe that the loss of any one supplier would have a material adverse effect on this division.

  Patents

     Many of our products and technologies are patented or proprietary, including (1) our "Virtual Riser" offshore pressure control system, which won the 1998 Offshore Technology Award, (2) our Williams high pressure rotating heads for offshore production and (3) our chemicals and foam technology.

COMPLETION SYSTEMS

     In 1999, we formed our Completion Systems Division. This division was formed to establish an operating group that would be focused exclusively on providing our customers with a comprehensive offering of completion products, as well as engineered and integrated completion systems for oil and gas fields.

     The principal products offered by this division are:

     - Packers

     - Sand Control Systems

     - Expandable Systems

     - Flow Control

     - Liner Hangers

     - Inflatable Packers

     - Intelligent Well Technology

  Market Trends and Outlook

     The market for completion systems is believed to be in excess of $2.5 billion annually. This market is composed of various products and services, and we believe we have one of the most comprehensive offerings in this market segment. The completion market is heavily dependent on the North American and international rig counts. During 2000, the demand for completion products improved with drilling activity. In particular, increasing activity in international markets and offshore zones has led to improving demand for the higher margin premium completion products. During the year we also continued to build this division's infrastructure, adding manufacturing capacity as well as service facilities and skilled personnel.

     Although demand improved steadily during 2000, there was little price movement, except for premium product lines. Early in 2001, pricing began to improve reflecting tightening supply-demand fundamentals.

     During 2000, this division integrated several key acquisitions made in late 1999. These acquisitions included Petroline Wellsystems and Cardium Tool Services and significantly improved the breadth of our product offerings. They also increased our manufacturing capabilities and presence in global oil and gas markets. In addition, the Petroline Expandable Sand Screen (ESS(R)) product line, which offers significant production and cost benefits to producers, helped raise the division's profile among its customers.

     We currently expect that the demand for our completion products will increase steadily during 2001 as drilling activity increases worldwide. In particular, demand for our growing line of expandable products and services is expected to increase. As a result, we expect that sales in our Completion Systems Division will grow significantly during the year with the level of growth to be dependent on the speed and depth of the recovery in the industry.

  Growth Strategy

     The growth strategy for our Completion Systems Division is to:

     - Build an integrated and full completion package through selective acquisitions and internal product development.

     - Continue the expansion and introduction of our line of expandable slotted tubular completion products.

     - Add new expandable completion products and technologies.

     - Complete our introduction of premium liner hangers in the United States and expand our market share worldwide.

     - Leverage our international infrastructure to offer completion products worldwide.

     - Reduce manufacturing costs through plant consolidations.

     - Provide innovative and technologically superior completion solutions and offer "best in class" products.

     - Reduce sales costs for lower margin products through the use of the Internet and E-commerce and enhance customer interaction through electronic communication and data sharing.

  Products and Services Offered

     PACKERS

     Packers are mechanical or hydraulically-actuated devices that lock into the casing string and provide a seal between the casing and tubing in the well through an expanding element system. Packers permit producing formations to be isolated from other sections of the wellbore as well as allow downhole operations, such as cementing and acidizing, to take place without damaging the reservoir.

     SAND CONTROL SYSTEMS

     Specialized products are required for the control of sand in unconsolidated formations. Sand production often results in premature failure of artificial lift and other downhole and surface equipment and can obstruct the flow of oil and gas. Our sand control products consist of:

     - Expandable tubular products utilizing revolutionary expandable slotted tubing technology. One product, our Expandable Sand Screen (ESS(R)), eliminates the problems of gravel packing, thereby reducing well costs, enhancing production and reducing erosion.

     - Sand screens that are installed in the producing section of a well to prevent sand from reaching the surface or causing problems with production equipment and pumps.

     EXPANDABLE SYSTEMS

     In addition to our ESS(R) product line for sand control utilizing expandable slotted tubing technology, we developed new expandable technology during 2000 that has applications for solid pipe, including casing and liners, and the well construction segment of our industry. Our expandable systems include our rotary expansion systems which are based on positive displacement motor technology and can be deployed with drill pipe or coiled tubing. The fully patented rotary system overcomes stress limitations inherent in fixed cone expansion techniques. Initial commercialization testing began in the second half of 2000.

     FLOW CONTROL

     Flow control systems include completion and intervention equipment that allows for life of well production management. Our flow control systems include:

     - Standard and advanced flow control products such as nipples, sleeves, running and pulling tools, plugs, valves and rolling systems.

     - Comprehensive engineering, design and installation capabilities.

     LINER HANGERS

     Liner hangers allow strings of casing to be suspended within a wellbore without having to extend the string to the surface and are used to isolate production zones and formations. Most directional wells include one or more liners because of the difficulty of designing casing programs compatible with high tensile tubulars. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well. We also offer expandable slotted liners that are designed to reduce cost and improve production.

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

  Backlog

     The sales backlog for our completion products was $41.5 million as of February 2001, all of which is expected to be shipped during 2001. There was no backlog as of the comparable period in the prior year.

  Competition

     Our principal competitors are Baker Hughes, Halliburton and Schlumberger. We also compete with various smaller providers of completion equipment. We believe that we are the third largest provider of completion equipment in the United States and the leading provider of liner hanger equipment and flow control products in the North Sea market.

  Raw Materials

     Our Completion Systems Division purchases a wide variety of materials used in our manufacturing facilities from a number of sources. We do not believe that the loss of any one supplier would have a material adverse effect on this division.

  Patents

     Many of our completion products are patented or proprietary. Our expandable slotted tubular products are sold pursuant to a license from Shell Research Limited with respect to certain aspects of the technology.

ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division is a leading provider of artificial lift systems worldwide and is the only provider of all forms of lift. Artificial lift systems are installed in oil wells that do not have sufficient reservoir pressure to raise the oil to the surface or that need to supplement the natural reservoir drive in producing oil from the well. We estimate that more than three-quarters of the world's producing oil wells require some form of artificial lift. In North America, the number of producing oil wells requiring lift is closer to 90% and outside of North America the number is approximately 70%. We believe the worldwide market for artificial lift to be in excess of $1.5 billion per year, most of which has historically been in North America due to the maturity of the North American oil fields.

     There are six principal types of artificial lift technologies used in the industry. We offer each of them as well as well optimization services. These forms of artificial lift are:

     - Progressing Cavity Pumps

     - Reciprocating Rod Lift Systems

     - Gas Lift Systems

     - Electrical Submersible Pumps

     - Hydraulic Lift Systems

     - Other Lift Systems

  Market Trends and Outlook

     Our Artificial Lift Systems Division benefited in 2000 from improving activity levels primarily in the United States, Canada and in certain international markets. The international growth is due in part to the fact that since the merger of EVI and Weatherford Enterra in 1998, we have aggressively marketed our artificial lift systems worldwide through our international distribution and service locations. During 2000, we had success growing our international business primarily in Latin America and Asia Pacific.

     In North America, demand for artificial lift systems, particularly progressing cavity pumps, increased despite a recovery in the oil segment of the industry that was limited by favorable gas fundamentals. In Canada, we actively pursued and were awarded steam-assisted gravity drainage (SAGD) projects in heavy oil markets that required high temperature progressing cavity pumps. We expect the SAGD market to continue to be a significant market in Canada in the coming years. In the United States, we have been successful marketing and selling our pumping products for coalbed methane projects requiring dewatering of wells. We expect that international demand for our artificial lift products will continue to increase as the rest of the world's oilfields mature. As the only fully integrated provider of these systems, we expect to benefit from the breadth of our product line and expertise.

     Pricing increases were implemented during the year. A 3% increase was implemented in the fourth quarter which should benefit our performance during 2001. Additional increases will be put in place as market conditions improve.

     We also expanded our production optimization, or intelligent lift, offering worldwide during 2000. This product offering addresses our clients' needs for better planning of their production systems. In 1999, we implemented our first package for production in Venezuela that transmits real time data from the well to the operator's office for continuous monitoring. Today, the complete optimization system allows desktop monitoring of reservoir production and equipment performance as well as the ability to remotely adjust production and systems operation. A fully implemented system provides customers with potential benefits that include improved production and lower operating and maintenance costs.

     This division is also working with our Completion Systems Division on the use of its intelligent completion and monitoring technology to optimize the production process and reduce the cost of production.

  Growth Strategy

     The growth strategy for our Artificial Lift Systems Division is to:

     - Invest in and provide technological solutions for artificial lift needs, including high temperature progressing cavity pumps.

     - Provide our customers with technologies that increase run times, decrease costs and effectively deliver oil production at a given depth, temperature and level of corrosion.

     - Provide integrated solution packages to our customers to address all of their artificial lift needs.

     - Continue our international expansion by leveraging our international infrastructure.

     - Reduce sales costs for lower margin products through the Internet and E-commerce sales.

     - Reposition and consolidate our manufacturing and distribution organization to address the changing marketplace, particularly in North America.

     - Position our business for the return cycle in oil production and take advantage of the continued maturation of the world's oilfields.

  Products and Services Offered

     PROGRESSING CAVITY PUMPS

     A progressing cavity pump is a downhole pump that is controlled by an above-ground electric system connected to a sucker rod that operates the downhole pump for the production of oil. These pumps are among the most efficient to operate and are designed to work in wells of depths up to 6,000 feet and production between 10 to 4,500 barrels of oil per day. We are also developing high temperature progressing cavity pumps for SAGD applications. We believe that we are the world's largest provider of progressing cavity pumps and the only fully integrated provider of these systems. Our principal competitors for progressing cavity pumps are Robbins & Myers, Mono and KUDU.

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

     GAS LIFT SYSTEMS

     Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves. The gas that is injected into the system is either produced from and reinjected into the well, or is injected from gas produced from nearby wells. The injected gas acts as the lifting agent for the heavier oil. Gas lift systems are used primarily for offshore wells and those wells that have a high component of gas in the well or have a gas supply near the well. Gas lift systems are designed to operate at a depth of up to 15,000 feet with volumes of up to 20,000 barrels of oil per day. We believe that we are one of the two largest providers of gas lift systems in the world, with our principal competitor being Schlumberger.

     ELECTRICAL SUBMERSIBLE PUMPS

     An electrical submersible pump is an electric pump and motor that is placed downhole near the producing reservoir and is driven by an electric motor controller and supply system above ground. Electrical submersible pumps are designed to operate at depths of 9,000 to 12,000 feet with volumes of 800 to 20,000 barrels per day. We have historically not been a provider of electrical submersible pumps to the industry. In 1999, we entered into an alliance with Electrical Submersible Pumps, the world's third largest supplier of this type of pump, to receive a supply of electrical submersible pumps and to distribute in selected markets. We believe that this alliance is highly beneficial to both our customers and the customers of Electrical Submersible Pumps. Our principal competitors for electrical submersible pumps are Baker Hughes, Schlumberger and Electrical Submersible Pumps.

     HYDRAULIC LIFT SYSTEMS

     Hydraulic lift is a form of oil pumping system that uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. These systems are designed for wells at depths of up to 20,000 feet with volumes of up to 15,000 barrels per day. Hydraulic pumps are well-suited for wells with high volumes and low solids. We believe that we are the world's largest provider of hydraulic lift systems. Our principal competitor for hydraulic lift systems is Baker Hughes.

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

     WELL OPTIMIZATION AND REMOTE MONITORING AND CONTROL

     Our Artificial Lift Systems Division was one of the first organizations to provide complete artificial lift well automation and optimization services and products. These services include field management and products that allow the customer to remotely monitor and control wells from a central location. As part of this service we recently entered into a long-term alliance arrangement with an existing supplier where we will jointly develop software and products for all of the forms of artificial lift we offer to maximize production. This software will also allow the customer to utilize the Internet and the customer's own personal computer to access, monitor and control production. We believe that this product offering will benefit the customer with substantial cost savings while improving returns.

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

COMPRESSION SERVICES

     In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, representing approximately 48% of Universal's total outstanding shares. Our Compression Services Division was operated as a joint venture between us and GE Capital. We owned 64% of the venture and GE Capital owned 36%. Concurrent with the merger, we completed the acquisition of GE Capital's 36% interest. We retained part of the Compression Services Division, namely the Singapore-based Gas Services International operations, and $10.0 million in accounts receivable.

     Prior to the Universal merger, our Compression Services Division was one of the world's largest providers of natural gas compression products and services. This division offered the following products and services:

     - Rental, packaging and sales of natural gas compressors

     - Custom-designed compression systems

     - Full service turnkey compression management

     - Maintenance and reconditioning services and select services such as repair services

     - Offshore platform installation and management of compression equipment

     Prior to the merger, our principal competitors were Hanover Compression, Production Operators, a subsidiary of Schlumberger, Universal and other smaller regional compression companies.

DISCONTINUED OPERATIONS -- GRANT PRIDECO

     Our Grant Prideco Drilling Products Division is classified as discontinued operations in light of our spin-off of this division to our stockholders in April 2000. Grant Prideco is an international manufacturer and supplier of products used for the exploration and production of oil and gas. Grant Prideco is a leading provider of drill pipe, other drill stem products and engineered connections.

PROPERTIES

     Our operations are conducted in over 50 countries. We currently have more than 55 manufacturing facilities and approximately 350 sales, service and distribution locations throughout the world for our continuing operations. The following table describes the material facilities owned or leased by us as of December 31, 2000:

                                       FACILITY    PROPERTY
                                         SIZE        SIZE
LOCATION                               (SQ. FT.)   (ACRES)    TENURE                UTILIZATION
--------                               ---------   --------   ------                -----------
DRILLING & INTERVENTION SERVICES:
  Nisku, Alberta, Canada.............   149,193     27.79     Owned    BOP, fishing and rental, wireline and
                                                                         underbalanced services
  Houma, Louisiana...................   148,869     13.00     Owned    Manufacturing, cementing products
  Dubai, UAE.........................   141,000      3.20     Leased   Cementation products, well
                                                                       installation, fishing and rental.
  Pearland, Texas....................   127,500     57.45     Owned    Manufacturing, fishing and rental
  Songkhla, Thailand.................   124,430      2.86     Leased   Well installation services, fishing
  Loyang, Singapore..................    92,127      2.11     Leased   Fishing, rental, well installation
                                                                       and cementing products
  Hassi Messaoud, Algeria............    87,196      5.00     Owned    Tubular, fishing and rental,
                                                                       underbalanced services and cementing
                                                                         products
  Dammam, Saudi Arabia...............    80,729      1.90     Leased   Fishing, manufacturing, rental well
                                                                         installation services
  Stavanger Forrus, Norway...........    75,347      4.40     Leased   Cementing, fishing and rental, well
                                                                         installation
  Houston, Texas.....................    71,242     14.50     Owned    Manufacturing, well installation
  Hannover, Germany..................    65,950      3.41     Leased   Manufacturing, well installation and
                                                                         cementing products
  Abu Dhabi, UAE.....................    65,000      1.50     Leased   Cementation products, well
                                                                       installation, fishing and rental
  Houston, Texas(1)..................    60,000     24.17     Owned    Research and development
COMPLETION SYSTEMS:
  Houston, Texas.....................    92,045     13.49     Leased   Inflatable packers
  Caxias do Sul, Brazil..............    82,979     17.50     Leased   Manufacturing, packers
  New Iberia, Louisiana..............    79,680     18.80     Owned    Completion systems, liner hangers,
                                                                         manufacturing, packers
  Huntsville, Texas..................    78,212     20.00     Owned    Manufacturing, packers
  Houston, Texas.....................    71,400      6.50     Owned    Manufacturing, sand screens
ARTIFICIAL LIFT SYSTEMS:
  Woodward, Oklahoma.................   138,800     53.00     Leased   Manufacturing, reciprocating rod lift
                                                                       and hydraulic lift
  Greenville, Texas..................   100,000     26.00     Owned    Manufacturing, reciprocating rod lift
  Odessa, Texas......................    99,200      7.20     Owned    Manufacturing, reciprocating rod lift
  Sao Leopoldo, Brazil...............    86,100     17.00     Owned    Manufacturing, progressing cavity
                                                                       pumps
  Nisku, Alberta, Canada.............    74,000      8.00     Owned    Manufacturing, reciprocating rod lift
  Rio Tercero, Argentina.............    64,583      7.40     Owned    Manufacturing, reciprocating rod lift
                                                                       and hydraulic lift
COMPRESSION SERVICES(2):
  Calgary, Alberta, Canada...........   105,760      9.22     Owned    Sales, rental and service
  Corpus Christi, Texas..............    92,204     24.30     Owned    Packaging, natural gas compression
                                                                         systems
  Yukon, Oklahoma....................    72,000     14.70     Owned    Repair, natural gas compressors
CORPORATE:
  Houston, Texas.....................   193,167        --     Leased   Company's principal offices

---------------

(1) The Houston, Texas research and development facility is shared by our Drilling and Intervention Services Division, Completion Systems Division and Artificial Lift Systems Division.

(2) The facilities owned by our Compression Services Division listed herein are now operated by Universal.

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

     Although we believe that we currently maintain insurance coverage that is adequate for the risks involved, there is always a risk that our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage, and it is possible that an adverse claim could arise that is in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in increases in our cost or higher deductibles and retentions.

  Federal Regulations and Environmental Matters

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

     Two of our subsidiaries have been named by the Environmental Protection Agency ("EPA") as parties to the Casmalia, California landfill Superfund site. We legally transported certain waste materials to this site between 1980 and 1985. In 1985, after we had ceased transporting materials to the landfill, the EPA declared the landfill a Superfund site. We have agreed to participate in a settlement for both subsidiaries. We have paid approximately $21,500 to resolve potential liability for one subsidiary. We have agreed to settle liability for the other subsidiary as well and the EPA has assessed us with a settlement amount of $290,000. However, we dispute the EPA's settlement calculations due to the inclusion of unrelated third-party amounts and duplicative amounts. We have requested that the EPA recalculate the proposed settlement amount.

     In late 2000, we were named by the EPA as a party to the Stoller Chemical Company Superfund Site in Pelham, Georgia. This matter is in a very preliminary stage, however, based on the information provided by the EPA to date, it appears that we will be a de minimus party.

     Our expenditures during 2000 to comply with environmental laws and regulations were not material and we currently expect that the cost of compliance with environmental laws and regulations for 2001 also will not be material.

  Employees

     As of December 31, 2000, we employed approximately 11,900 employees, including approximately 1,300 employees of Compression Services. Certain of our operations are subject to union contracts. These contracts, however, cover only a small number of our employees. We believe that our relationship with our employees is generally satisfactory.

  Corporate History

     We are a Delaware corporation that was organized in 1972. Many of our businesses, including those of Weatherford Enterra, have been conducted for more than 50 years.

  Principal Executive Offices

     Our principal executive offices are located at 515 Post Oak Blvd., Suite 600, Houston, Texas 77027. Our telephone number is (713) 693-4000 and our Internet address is www.weatherford.com.

FORWARD-LOOKING STATEMENTS

     This report, as well as other filings made by us with the Securities and Exchange Commission, and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

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

     Our estimates of future results and industry trends are based on assumptions regarding the future prices of oil and gas, the North American and international rig counts and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for 2001, we have made the following assumptions:

     - Oil prices will average over $25 per barrel for West Texas Intermediate crude.

     - Average natural gas prices will exceed $4.00 per mcf.

     - World demand for oil will be up only slightly.

     - There will not be any material decline in world demand for oil or North American demand for natural gas.

     - Pricing will continue to be subject to market conditions and competitive pricing pressures in certain markets and with respect to certain product lines.

     - We will be able to improve our margins through price increases and such price increases will more than offset wage and other cost increases.

     These assumptions are based on various macroeconomic factors, and actual market conditions could vary materially from those assumed.

     A Future Reduction in the Rig Count Could Adversely Affect the Demand for Our Products and Services. A decline in the North American and international rig counts would adversely affect our results. Our forward-looking statements regarding our drilling products assume an improvement in the rig count in 2001 and that there will not be any material declines in the worldwide rig count, in particular the domestic rig count. Our statements also assume a continued increase in the international markets during 2001.

     Our Manufacturing Improvements. We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in our European completion operations through the consolidation of facilities and additions of equipment. These activities are still ongoing. We were adversely affected by the relocation of manufacturing operations in our Completion Systems Division in the second quarter of 2000. Our forward-looking statements assume that the manufacturing expansion and consolidation will be completed without any further material disruptions. If there are any additional disruptions or excess costs associated with the manufacturing changes, the results of our Completion Systems Division could be adversely affected.

     Our Capacity Constraints. Our forward-looking information assumes that we will have sufficient manufacturing capacity and personnel to address the demand increases that we expect, as noted above. To the extent there are limitations on capacity or personnel in areas in which the markets are improving, our growth could be limited or our costs increased due to the need to meet demand through outside sources.

     Our Integration of Acquisitions. During 1999 and 2000, we consummated, or agreed to consummate, various acquisitions of product lines and businesses. The success of these acquisitions will be dependent on our ability to integrate these product lines and businesses with our existing businesses and to eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our businesses. Our forward-looking statements assume the successful integration of the operations of the acquired businesses and their contribution to our income during 2001. We have also assumed that our compression business will be successfully consolidated with Universal's and the estimated $20 million in cost savings and other synergies will be realized in 2001. Integration of acquisitions is something that cannot occur in the short term and that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

     Our Technological Advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically advanced value-added products. These technological advances include our underbalanced drilling technology, our expandable sand screen technology, our rotary expansion systems and our recently added multilateral technology. Our forward-looking statements have assumed above average growth from these new products and services in 2001.

     Economic Downturn Could Adversely Affect Demand for Products and
Services. Although the economy in the United States has experienced one of its longest periods of growth in recent history, the continued strength of the United States economy cannot be assured. In fact, the United States and many foreign economies have recently experienced a slowdown in growth. If the United States or European economies were to continue to decline or if the economies of South America or Asia were not to continue their recovery, the resulting demand and price for oil and gas and our products and services could adversely affect our revenues and income. We have assumed that a worldwide recession or a material downturn in the United States or European economies will not occur.

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

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the Securities and Exchange Commission. For additional information regarding risks and uncertainties, see our other current year filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. We will generally update our assumptions in our filings, as circumstances require.

RISK FACTORS

     An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, as well as the other information included and incorporated by reference in this report.

     Customer Credit Risks. The majority of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and generally, actual losses have historically been within our expectations.

     Disruptions in Foreign Operations Could Adversely Affect Our Income. Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States, that are inherently subject to risks of war, political disruption, civil disturbance and policies that may:

     - Disrupt oil and gas exploration and production activities

     - Restrict the movement of funds

     - Lead to U.S. government or international sanctions

     - Limit access to markets for periods of time

     Our Products and Services are Subject to Operational, Litigation and Environmental Risks. Our products are used for the exploration and production of oil and natural gas. These operations are subject to hazards inherent in the oil and gas industry that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. These hazards include fires, explosions, craterings, blowouts and oil spills. Litigation arising from an accident at a location where our products or services are used or provided may result in our being named as a defendant in lawsuits asserting potentially large claims.

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is, however, possible that an unexpected judgement could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter.

     We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim which would be likely to have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned could arise that could involve the expenditure of a material amount of funds.

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

     Approximately 45% of our net assets from continuing operations are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. We are also affected by remeasurement and transactional gains and losses on currencies which are reflected in our consolidated statements of operations.

     Low Prices for Oil Adversely Affect the Demand for Our Products and Services. Low oil prices adversely affect demand throughout the oil and natural gas industry, including the demand for our products and services. As prices decline, we are affected in two significant ways. First, the funds available to our customers for the purchase of goods and services decline. Second, exploration and drilling activity declines as marginally profitable projects become uneconomic and either are delayed or eliminated. Accordingly, when oil prices are relatively low, our revenues and income will be adversely affected.

     Our Common Stock has Fluctuated Historically. Historically, the market price of common stock of companies engaged in the oil and gas industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past. News announcements and changes in oil and natural gas prices, changes in the demand for oil and natural gas exploration and changes in the supply and demand for oil and natural gas have all been factors that have affected the price of our common stock.

ITEM 2. PROPERTIES

     See Item 1. Business -- Properties on page 14 of this report, which is incorporated by reference into this item.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance.

     See Item 1. Business -- Other Business Data -- Federal Regulations and Environmental Matters on page 15 of this report, which is incorporated by reference into this item.

     Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is, however, possible that an unexpected judgement could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts that we currently have reserved or have anticipated incurring, for that matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "WFT." As of March 12, 2001, there were 3,056 stockholders of record. The following table sets forth, for the periods indicated, the range of high and low sale prices per share for the common stock as reported on the New York Stock Exchange.

                                                                 PRICE
                                                             -------------
                                                             HIGH      LOW
                                                             ----      ---
Year ending December 31, 2000
  First Quarter............................................. $62       $34 7/8
  Second Quarter(a).........................................  61 11/16  35
  Third Quarter.............................................  50 1/4    36 3/8
  Fourth Quarter............................................  49 3/8    31 3/4
Year ending December 31, 1999
  First Quarter............................................. $29 5/8   $16 3/4
  Second Quarter............................................  39 11/16  22 15/16
  Third Quarter.............................................  40 7/16   29 3/4
  Fourth Quarter............................................  42 1/8    28 1/4

---------------

(a) The price of our common stock, subsequent to April 14, 2000, reflects the Spin-off of Grant Prideco.

     On March 12, 2001, the closing sales price of our common stock as reported by the New York Stock Exchange was $57.10 per share. We have not declared or paid dividends on our common stock since 1984 and we do not anticipate paying dividends on our common stock at any time in the foreseeable future.

     In addition to our common stock, we currently have outstanding $402.5 million principal amount in 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. These debentures have the following material terms:

     - Mature on November 1, 2027

     - Interest rate of 5% per annum, payable February 1, May 1, August 1 and November 1 of each year

     - Are convertible into common stock at a conversion price of $53.34 per share, after giving effect to the Grant Prideco spin-off

     - May be redeemed at any time on or after November 4, 2000 at redemption prices set forth in an indenture relating to the debentures

     - Are subordinated in right of payment of principal and interest on certain existing and future senior indebtedness

     In 2000, we also issued $910.0 million face amount of Zero Coupon Convertible Senior Debentures, due 2020. These debentures have the following material terms:

     - Mature on June 30, 2020

     - Original issue discount of $408.4 million, providing the holders with an annual 3% yield to maturity

     - Holders may convert at any time prior to maturity at a conversion rate of
       9.9970 shares per $1,000 principal amount at maturity

     - Unsecured obligation ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future indebtedness

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results.

                                                             YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------
                                         2000              1999         1998           1997         1996
                                      ----------        ----------   ----------     ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues............................  $1,814,261        $1,240,200   $1,363,849     $1,357,374   $1,129,958
Operating Income....................     120,328(a)         66,818       36,171(b)     216,082      127,408
Income (Loss) From Continuing
  Operations........................     (38,892)(a)(c)     16,206         (883)(b)    129,745       71,225
Basic Earnings (Loss) Per Share From
  Continuing Operations.............       (0.36)             0.16        (0.01)          1.35         0.79
Diluted Earnings (Loss) Per Share
  From Continuing Operations........       (0.36)             0.16        (0.01)          1.33         0.78
Total Assets........................   3,461,579         3,513,789    2,638,612      2,508,034    2,121,415
Long-term Debt......................     730,176(d)        226,603      220,398        224,935      415,095
5% Convertible Subordinated
  Preferred Equivalent Debentures...     402,500           402,500      402,500        402,500           --
Stockholders' Equity................   1,338,458         1,843,684    1,500,090      1,462,409    1,295,048
Cash Dividends Per Share............          --                --           --             --           --

---------------

(a) Includes $56.3 million, $43.0 million net of taxes, of impairment charges for assets to be disposed of related to the merger of essentially all of our Compression Services Division into Universal.

(b) Includes $160.0 million, $104.0 million net of taxes, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions.

(c) Includes $76.5 million of deferred tax provision due to the anticipated exchange of a consolidated subsidiary for an equity method investment in connection with the Universal merger.

(d) Includes $910.0 million face amount of our Zero Coupon Convertible Senior Debentures, at the accreted discount amount of $509.2 million as of December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our business is conducted through three business segments: (1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. In addition to these three segments, we historically operated a Compression Services Division and a Drilling Products Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, or an approximate 48% interest in Universal. On April 14, 2000, we distributed to our stockholders all of the outstanding shares of Grant Prideco, Inc., which held the operating assets used in our Drilling Products Division. As a result of this distribution, our Drilling Products Division is presented as discontinued operations in the accompanying financial statements.

     The following is a discussion of our results of operations for the last three years. This discussion should be read in conjunction with our financial statements that are included with this report. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements" located within Item 1. Business.

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and price of oil and natural gas. Certain of our products and services, such as our fishing and rental services, well installation services and well completion services, are dependent on the level of exploration and development activity and particularly the completion phase of the well life cycle. Other products and services, such as our artificial lift systems, are dependent on production activity. We currently estimate that approximately two-thirds of our continuing operations are reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain statistics that are reflective of historical market conditions:

                                                   HENRY HUB   NORTH AMERICAN   INTERNATIONAL
                                      WTI OIL(1)    GAS(2)      RIG COUNT(3)    RIG COUNT(3)
                                      ----------   ---------   --------------   -------------
2000................................    $26.80      $9.775         1,497             703
1999................................     25.60       2.329         1,177             575
1998................................     11.28       1.945           895             671

---------------

(1) Price per barrel as of December 31 -- Source: Applied Reasoning, Inc.

(2) Price per MM/BTU as of December 31 -- Source: Oil World

(3) Average rig count for December -- Source: Baker Hughes Rig Count

     The oil and gas industry has been subject to extreme volatility in recent years due to significant changes in the demand, supply and pricing of oil and natural gas. In 1997 through early 1998, we experienced a strong increase in the demand for our products and services due to a worldwide increase in the demand for oil and shortages of equipment and people to service this demand. Beginning in late 1997, the price of oil began to fall. Initially the effects of the decline primarily impacted the North American markets where activity is more sensitive to the price of oil. By late 1998, demand had fallen substantially as our customers' exploration, development and production activities worldwide dropped in reaction to sharply lower oil prices. The reduction in activity continued through most of 1999 as the price of oil hit a low of $11.07 per barrel during the year. The North American and international rig counts reached historical lows of 534 and 556, respectively. During the second half of 1999, the price of oil increased sharply due to demand and supply imbalances and the members of the Organization of Petroleum Exporting Countries reduced production in compliance with production quotas. However, the pickup in our customers' activity was not proportional to the increase in the price of oil, as our customers were more cautious in new spending due to the recent volatility of prices. The demand and supply imbalances resulted in world oil prices increasing to the $24 to $37 a barrel range during 2000, which caused us to experience steady improvements in the demand for our products and services.

     The timing of the impact of the recovery varies region to region and division to division. The North American rig count fluctuations impact our divisions generally within one quarter. Our international activity, in turn, generally lags North American activity by six to nine months. Our Artificial Lift Systems Division, which tracks very closely the United States and Canadian rig counts and the Canadian workover rig count, was the first to benefit from the oil price improvements experienced in 1999 as many production projects were reinstated in light of the higher prices of oil, in particular heavy oil in Canada. Our Drilling and Intervention Services Division and our Completion Systems Division were the next to benefit from the improved activity in 1999 in North America, particularly in our drilling services and equipment rental and cementation businesses.

     Increased North American activity continued to benefit all of our divisions in 2000 through increasing volumes and most recently improved pricing for many of our products and services. Outside North America, our strongest growth in 2000 was in Latin America where the rig count increased from 196 last year to 257 on December 31, 2000. We also saw improvement in some regions in Africa, while the Middle East and Asia Pacific have been slower to recover.

     As we enter 2001, we expect continued improvements due to anticipated market recovery outside North America. In general, during 2001 we expect the markets to affect our businesses as follows:

  Drilling and Intervention Services

     This division is expected to see quarter on quarter improvements in 2001 in both revenue and profitability. We believe this division should continue to see a strong contribution from the North American market. Although somewhat more difficult to predict, we currently expect that the markets in the North Sea and Latin America will experience sales improvements of approximately 15% over the next two quarters through volume and pricing. To a lesser extent, sales improvements will occur in the Middle East, Africa and Asia Pacific.

  Completion Systems

     Our Completion Systems Division realized its first operating profit in the third quarter of 2000 since the division was formed last year. In 2000, we saw this division seek to increase its revenue base and position itself for growth in 2001 and beyond by expanding its sales and service infrastructure and manufacturing capacity worldwide. We are completing an increase in manufacturing capacity of around 50% over our available capacity in 2000 and expect to realize the benefits in the second half of 2001. We believe this division will continue to experience an increase in profitability in 2001. The level of its contribution will be dependent on drilling activity levels, particularly in the international markets, the division's ability to meet market demand through increased manufacturing output, and its ability to successfully market its products such as its patented expandable sand screen, its Stratapac(R) premium screen and its premium liner hangers and packers.

  Artificial Lift Systems

     We expect that our Artificial Lift Systems Division will continue to see revenue improvements on a year on year basis in North America and Latin America, as well as improvements in margins as a result of cost containment, higher throughput in our plants and the impact of price increases initiated throughout 2000. We have planned additional price increases in the first quarter of 2001 and expect to see the impact in the second and third quarters of 2001. The second quarter, however, will be impacted by the seasonal downturn in Canada and the growth in North America may be somewhat limited by the higher priority our customers are currently placing on natural gas projects over oil projects.

  Compression Services

     Our Compression Services Division, which is less affected by day-to-day market factors, is expected to benefit from the February 2001 merger with Universal. During 2001, we will record a 48% interest in Universal's results of operations.

     Overall, the level of market improvements for our businesses in 2001 will continue to be heavily dependent on the continued recovery in the North American markets and the timing and strength of the recovery outside North America. Each of our divisions will be affected by the seasonal downturn experienced each year in Canada, normally during the second quarter. Although we believe that the activity levels in our industry, particularly in the international markets, are in the early stages of recovery, the extent of the recovery is difficult to predict in light of the volatile nature of our business. In addition, the continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic conditions, compliance with Organization of Petroleum Exporting Countries quotas and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

RESULTS OF OPERATIONS FOR THE YEARS ENDED 2000, 1999 AND 1998

     The business environment in which we operated during 2000, 1999, and 1998 saw extreme changes. We experienced a material slow-down in the market beginning near the middle of 1998. By the end of 1998, our industry was in the midst of one of the worst downturns in its history. This downturn continued throughout most of 1999. Oil prices improved during the second half of 1999 and through 2000. Our North American markets started showing signs of improvement in the latter half of 1999. This growth continued throughout

2000 with the strongest improvement resulting in the fourth quarter. International activity began showing signs of recovery early in 2000, but did not exhibit noticeable improvements until the fourth quarter.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The following charts contain selected financial data comparing our results from continuing operations for 2000 and 1999:

     Comparative Financial Data

                                                                     YEAR ENDED
                                                          --------------------------------
                                                              2000                1999
                                                          ------------        ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Revenues................................................   $1,814,261          $1,240,200
Gross Profit............................................      553,314             351,505
Gross Profit %..........................................         30.5%               28.3%
Selling, General and Administrative Attributable to
  Segments..............................................   $  343,094          $  261,358
Corporate General and Administrative....................       36,976              25,947
Operating Income........................................      120,328(a)           66,818
Income (Loss) from Continuing Operations................      (38,892)(a)(b)       16,206
Income (Loss) from Continuing Operations Excluding
  Goodwill Amortization, Net of Taxes...................       (4,614)(a)(b)       38,159
EBITDA(c)...............................................      319,437(a)          233,476
Income (Loss) per Diluted Share from Continuing
  Operations............................................        (0.36)               0.16
Income (Loss) per Diluted Share from Continuing
  Operations Excluding Goodwill Amortization, Net of
  Taxes.................................................        (0.04)               0.37

---------------

(a) Includes $56.3 million of impairment charges for assets to be disposed of related to the merger of essentially all of our Compression Services Division into Universal. The net after tax impact of these charges was $43.0 million.

(b) Includes $76.5 million of deferred tax provision due to the anticipated exchange of a consolidated subsidiary for an equity method investment in connection with the Universal merger.

(c) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as substitutes to calculations under GAAP, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company's calculations.

     Sales by Geographic Region

                                                                YEAR ENDED
                                                              --------------
                                                              2000      1999
                                                              ----      ----
REGION:(A)
  U. S......................................................   46%       48%
  Canada....................................................   20        19
  Latin America.............................................   10         9
  Europe....................................................    9        11
  Africa....................................................    5         6
  Asia Pacific..............................................    7         4
  Middle East...............................................    3         3
                                                              ---       ---
          Total.............................................  100%      100%
                                                              ===       ===

---------------

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     Our results from continuing operations for 2000 as compared to 1999 were also affected by the following specific items:

     - Revenues increased $574.1 million, or 46.3%, from 1999 levels due to increased volume throughout 2000 and improved pricing in late 2000. International revenues increased 45.5% from 1999 to $612.3 million as compared to an increase in the average international rig count of 8.6%. North American revenues increased $382.4 million, or 46.7%, as compared to an increase in the average North American rig count of 44.7%.

     - Revenues in 2000 were positively impacted by the full year of revenues related to our third quarter 1999 acquisitions of Petroline Wellsystems, Dailey International and Williams Tool.

     - Gross profit percentage increased from 28.3% in 1999 to 30.5% in 2000 primarily due to volume and pricing gains within our Drilling and Intervention Services Division and Completion Systems Division.

     - Selling, general and administrative expenses attributable to the segments decreased as a percentage of revenue from 21.1% in 1999 to 18.9% in 2000. This decrease is primarily attributable to a higher revenue base, as well as the full integration of our 1999 acquisitions into our business. These benefits were partially offset by goodwill amortization of $37.1 million in 2000 as compared to $24.0 million in 1999.

     - Corporate general and administrative expenses increased $11.0 million from 1999; however, it remained relatively flat as a percentage of revenue on a year on year basis.

     - Operating income increased from $66.8 million in 1999 to $176.6 million, excluding impairment charges in 2000. This increase resulted from improved market conditions and our efforts to reduce costs and improve efficiencies during the industry downturn. The acquisitions made by us late in the third quarter of 1999 also contributed to the increase in operating income.

     - Our 2000 tax provision includes $76.5 million of deferred taxes related to the anticipated exchange of a consolidated subsidiary for an equity method investment in connection with the Universal merger. Excluding this $76.5 million provision and the tax effect of the impairment charge, our effective tax rate on income from continuing operations for 2000 was approximately 36.3% as compared to 29.9% for 1999. The increase in our effective rate is primarily a result of a decrease in foreign tax benefits.

  Universal Compression Transaction

     On October 24, 2000, we announced the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock, which approximates 48% of Universal's outstanding shares. The transaction was completed on February 9, 2001. Concurrent with the transaction, we paid GE Capital $206.5 million for its 36% ownership in the joint venture in which our Compression Services Division operated. We retained part of the Compression Services Division, namely Singapore-based Gas Services International operations, and $10.0 million in accounts receivable.

     In connection with this transaction, we recorded impairment charges in the fourth quarter of 2000 of $56.3 million, $43.0 million after taxes, and provided for deferred taxes of $76.5 million due to the anticipated exchange of a consolidated subsidiary for an equity method investment.

     The pre-tax impairment charge of $56.3 million reflects the difference between estimated fair value of net assets held for sale, which were determined using quoted market prices and estimated selling prices less estimated costs to sell, and the net book value of the Compression Services Division assets. The carrying value of the Compression Services Division's net assets as of December 31, 2000 was $439.3 million.

     In connection with the merger with Universal, we entered into a Voting Agreement with Universal pursuant to which we have agreed to certain voting limitations with respect to shares of our Universal common stock. For a period of no more than two years, we have agreed to vote our shares of Universal common stock that are in excess of 33 1/3% of Universal's outstanding shares in the same proportion as the shares of Universal common stock held by the public (excluding our shares and shares held by Castle Harlan and his affiliates). We may vote the remainder of our shares in our sole discretion. We also entered into a Registration Rights Agreement, pursuant to which we were granted certain demand and piggyback registration rights for our shares of Universal common stock. Additionally, we entered into a Transitional Services Agreement with

Universal to provide certain corporate and administrative services to the Compression Services Division for a fee and reimbursement of costs and expenses for up to 120 days following the merger. Pursuant to the terms of the merger agreement, we also appointed three members to Universal's Board of Directors. As long as we own at least 20% of Universal's outstanding common stock, we have the right to designate three Board members. If ownership interest falls below 20%, we may designate only two directors, and if our ownership falls below 10% we will no longer be entitled to designate directors to serve on Universal's Board of Directors. Upon the closing of the merger, Universal repaid and terminated our sale and leaseback arrangements and the Compression Services Division's credit facility.

  Segment Results

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division experienced improvements in revenue and operating income as the increase in the North American rig count positively impacted the demand for its products and services. Demand in international markets was at historical lows during 1999. The low demand carried into the first part of 2000, resulting in continued pricing pressures and reduced volumes. The international markets showed strong improvements in the second half of 2000, particularly in Latin America and Europe where revenues increased approximately 47% and 29%, respectively, compared to the first half of 2000. Our Drilling and Intervention Services Division's revenue and operating income were also positively impacted by its 1999 acquisitions, including Dailey International and Williams Tool.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for 2000 and 1999:

                                                                  YEAR ENDED
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenues....................................................  $881,586   $599,618
Gross Profit................................................   296,959    171,618
Gross Profit %..............................................      33.7%      28.6%
Selling, General and Administrative.........................  $127,592   $ 97,581
Operating Income............................................   172,733     76,281
EBITDA......................................................   276,952    173,432

     The following material items affected the results of our Drilling and Intervention Services Division:

     - Compared to 1999, revenues increased 47.0% in 2000 due to improved market conditions and the full year impact of our late 1999 acquisitions.

     - Revenues in North America increased 74.6% while the average North American rig count increased 44.7% year over year. International revenues increased 20.7%, while the average international rig count increased 8.6%.

     - Gross profit as a percent of revenues increased primarily due to pricing increases implemented in the second half of 2000 and the higher revenue base in relation to depreciation and fixed overhead and manufacturing costs.

     - Selling, general and administrative expenses decreased as a percentage of revenues from 16.3% in 1999 to 14.5% in 2000. The decrease primarily reflects a higher revenue base, partially offset by higher employee costs and an increase of $6.7 million in goodwill and intangible amortization expense.

     COMPLETION SYSTEMS

     Our Completion Systems Division has shown steady improvements since its formation in 1999. We significantly changed the composition of this division in 1999 through our acquisitions of Petroline Wellsystems and Cardium Tool Services. In 2000, we further extended our offerings with our acquisition of the Stratapac(R) and Stratacoil(TM) premium screen product lines. These acquisitions, together with a major expansion of our Nodeco liner hanger product line into the United States in 1999, have expanded our businesses into the higher margin premium completion markets worldwide and have added sand control and flow control to our completion product and service offerings.

     This division's revenues increased throughout 2000. Improved revenues were realized in almost all regions, most notably in North America and Asia Pacific. Sales of our expandable sand screens increased 34.7% in the second half of 2000 compared to the first half. This improvement represents the first stages of top line growth in this product line resulting from our recently added manufacturing capacity. We recently completed the longest horizontal section (4000 feet) of an expandable sand screen completion system.

     In the third quarter of 2000, this division reported operating profits for the first time since its inception in 1999. This profit trend continued into the fourth quarter of 2000 with operating income increasing over 50% as compared to the third quarter.

     The following chart sets forth data regarding the results of our Completion Systems Division for 2000 and 1999:

                                                                  YEAR ENDED
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenues....................................................  $220,624   $121,136
Gross Profit................................................    50,162     19,857
Gross Profit %..............................................      22.7%      16.4%
Selling, General and Administrative.........................  $ 57,601   $ 41,402
Operating Loss..............................................    (7,433)   (21,545)
EBITDA......................................................    19,743     (7,428)

     The following material items affected the results of our Completion Systems
Division:

     - Revenue in 2000 increased $99.5 million, or 82.1%, from 1999. Improvement was experienced in all historical product lines as well as from sales of expandable completion products and flow control products added through our acquisition of Petroline Wellsystems in September 1999.

     - Gross profit percentage increased primarily due to higher gross margin percentages from our late 1999 acquisitions, higher throughput in our manufacturing facilities and improved manufacturing efficiencies.

     - Selling, general and administrative expenses increased 39.1% from 1999 due to costs associated with the 1999 acquisitions, the addition of sales staff for the new product lines and increased amortization of $7.5 million for goodwill and intangible assets.

     ARTIFICIAL LIFT SYSTEMS

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. Revenues for this division increased approximately 50% from 1999 levels, primarily in response to improved activity levels in North American markets, particularly in Canada. This division has also seen improved sales in the Latin American markets from 1999 levels as rig count in this region increased from 196 in December 1999 to 257 in December 2000.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for 2000 and 1999:

                                                                  YEAR ENDED
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenues....................................................  $439,410   $293,529
Gross Profit................................................   156,085    102,515
Gross Profit %..............................................      35.5%      34.9%
Selling, General and Administrative.........................  $113,834   $ 86,434
Operating Income............................................    42,251     16,455
EBITDA......................................................    67,760     36,519

     The following material items affected the results of our Artificial Lift Systems Division:

     - Revenues increased 49.7% from 1999 to 2000 as a result of a 46.4% increase in North American revenues and a 79.8% increase in Latin American revenues. We also experienced an increase of $4.8 million in revenues in the Asia Pacific region due to higher revenues from our joint venture in China as well as increased sales of reciprocating and gas lift products in the region.

     - Gross profit increased slightly from 34.9% in 1999 to 35.5% in 2000 due to higher pricing and improved manufacturing efficiencies.

     - Selling, general and administrative expenses as a percentage of revenues decreased from 29.4% in 1999 to 25.9% in 2000 due to cost reductions previously implemented and a higher revenue base.

     COMPRESSION SERVICES

     The Compression Services Division reported revenues of $272.6 million for 2000 compared to $225.9 million for 1999. Operating income declined from $21.6 million for 1999 to $6.0 million for 2000, excluding the impairment charge of $16.3 million. The decline in operating income was primarily attributable to lower margins on rentals, higher costs related to the reorganization of the division in 2000, higher selling, general and administrative expenses and start-up costs associated with international expansion.

     During the latter part of the year, we saw improvement reflecting the beginning of the recovery in this division following the reorganization that began earlier this year. This division is well positioned for growth in connection with its merger in February 2001 with Universal.

     The following chart sets forth data regarding the results of our Compression Services Division for 2000 and 1999:

                                                                   YEAR ENDED
                                                              ----------------------
                                                                2000          1999
                                                              ---------     --------
                                                                 (IN THOUSANDS)
Revenues....................................................  $ 272,641     $225,917
Gross Profit................................................     50,108       57,515
Gross Profit %..............................................       18.4%        25.5%
Selling, General and Administrative.........................  $  44,067     $ 35,941
Operating Income (Loss).....................................    (10,260)(a)   21,574
EBITDA......................................................     28,860 (a)   54,699
EBITDAR(b)..................................................     50,113 (a)   66,141

---------------

(a) Includes $16.3 million of impairment charges for assets to be disposed of related to the Universal merger.

(b) EBITDAR is calculated by adding our Compression Services Division's lease expenses from the compressor leases, that are subject to its sale leaseback arrangements, to our EBITDA. We have included EBITDAR for informational purposes because this is a financial measure under which other public compression companies are analyzed by the investment community. In addition, EBITDAR calculations by one company may not be comparable to another company's calculations.

     The following material items affected the results of our Compression Services Division:

     - Revenues in 2000 were up 20.7% from 1999 levels reflecting $8.0 million in incremental revenues from our rental contracts with YPF and $36.7 million of incremental revenues from the January 2000 acquisition of GSI.

     - Gross profit as a percentage of revenues decreased from 25.5% in 1999 to 18.4% in 2000 due to:

        - Lower margins on rental contracts due to pricing pressures primarily in the United States.

        - Higher lease expenses due to an increased number of compressors having been sold and subject to sale and leaseback arrangements described in our Liquidity and Capital Resources section.

        - Increased lower margin parts and service sales as a percentage of total sales.

     - Selling, general and administrative costs as a percentage of revenues increased to 16.2% in 2000 from 15.9% in 1999 primarily as a result of costs related to the reorganization of this division and $1.3 million goodwill amortization associated with new foreign operations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The following charts contain selected financial data comparing our results from continuing operations for 1999 and 1998:

     Comparative Financial Data

                                                                  YEAR ENDED
                                                           -------------------------
                                                              1999          1998
                                                           -----------   -----------
                                                           (IN THOUSANDS, EXCEPT PER
                                                                SHARE AMOUNTS)
Revenues.................................................  $1,240,200    $1,363,849
Gross Profit.............................................     351,505       419,441 (a)
Gross Profit %...........................................        28.3%         30.8%
Selling, General and Administrative Attributable to
  Segments...............................................  $  261,358    $  222,282
Corporate General and Administrative.....................      25,947        26,020
Operating Income.........................................      66,818        36,171 (a)
Income (Loss) from Continuing Operations.................      16,206          (883)(a)
Income from Continuing Operations Excluding Goodwill
  Amortization, Net of Taxes.............................      38,159        12,690 (a)
EBITDA...................................................     233,476       175,729 (a)
Income (Loss) per Diluted Share from Continuing
  Operations.............................................        0.16         (0.01)
Income per Diluted Share from Continuing Operations
  Excluding Goodwill Amortization, Net of Taxes..........        0.37          0.13

---------------

(a) Includes $160.0 million, $104.0 million net of taxes, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions. Of these charges, $22.4 million related to the write-off of inventory which is included in gross profit.

     Sales by Geographic Region

                                                              YEAR ENDED
                                                              -----------
                                                              1999   1998
                                                              ----   ----
REGION:(a)
  U.S. .....................................................   48%    47%
  Canada....................................................   19     17
  Europe....................................................   11     12
  Latin America.............................................    9      9
  Africa....................................................    6      7
  Middle East...............................................    3      4
  Asia Pacific..............................................    4      4
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

---------------

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     Our results from continuing operations for 1999 and 1998 were affected by the following specific items:

     - Revenues declined $123.6 million, or 9.1%, from 1998 levels. International revenues decreased 15.2% from 1998 to $420.7 million as compared to a decline in the average international rig count of 21.7%. North American revenues declined $48.0 million, or 5.5%, as compared to a decline in the average North American rig count of 20.4%.

     - Revenues were positively impacted by the 1999 acquisitions of Petroline Wellsystems, Dailey International and Williams Tool, which contributed a combined $44.5 million in revenues, primarily in the fourth quarter of 1999.

     - Gross profit percentage, before charges of $22.4 million in 1998, decreased from 32.4% in 1998 to 28.3% in 1999 primarily due to lower pricing and the under-utilization of many of our manufacturing facilities and our service organization during a period of low activity levels.

     - Results for 1998 include $160.0 million in pre-tax merger and other charges for the merger between EVI and Weatherford Enterra and charges associated with the downturn in our industry.

     - Selling, general and administrative expenses attributable to the segments increased as a percent of revenue due primarily to a lower revenue base and startup costs for new product lines and businesses, costs associated with the integration and introduction of newly acquired businesses and a $8.9 million increase in goodwill amortization.

     - Operating income decreased from $196.2 million in 1998, before merger and other charges of $160.0 million, to $66.8 million in 1999. This decrease resulted from pricing pressures and manufacturing and operational inefficiencies associated with the decline in activity. Although we sought to reduce our costs through reductions in headcount and locations during the industry downturn, we elected to maintain our market position and international infrastructure in order to be prepared to capitalize on the market recovery.

     - Our effective tax rate on income from continuing operations for 1999 was approximately 29.9% as compared to 87.1% for 1998. The 1998 rate is due in part to the mix of foreign and U.S. tax attributes and the impact of merger and other charges.

     1998 MERGER AND OTHER CHARGES

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

                              DRILLING
                                AND                     ARTIFICIAL
                            INTERVENTION   COMPLETION      LIFT      COMPRESSION
                              SERVICES      SYSTEMS      SYSTEMS      SERVICES     CORPORATE    TOTAL
                            ------------   ----------   ----------   -----------   ---------   --------
                                                          (IN THOUSANDS)
Merger Transaction
  Costs(1)................    $    --        $   --      $    --       $   --       $62,462    $ 62,462
Severance and Related
  Costs(2)................      1,711           250        5,050           --           600       7,611
Facility Closures(3)......      7,249         1,720       13,817           --            --      22,786
Corporate Related
  Expenses(4).............         --            --           --           --         8,297       8,297
Inventory Write-Off(5)....      3,230         1,600       17,573           --            --      22,403
Write-Down of Assets(6)...     28,595           600        4,360        1,500         1,436      36,491
                              -------        ------      -------       ------       -------    --------
          Total...........    $40,785        $4,170      $40,800       $1,500       $72,795    $160,050
                              =======        ======      =======       ======       =======    ========

     Approximately $136.5 million of these charges had been realized as of December 31, 1998, with the remainder of the charges fully realized by the end of the second quarter of 1999 in connection with planned activities. During 1999, no adjustments or reversals to the remaining accrued special charges were necessary.
---------------

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

(6) The write-down of assets was $24.7 million in the second quarter of 1998 and $11.8 million in the fourth quarter of 1998. These charges primarily relate to the write-down of equipment and other assets as a result of the combination of EVI's and Weatherford Enterra's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the merger, and the specific identification of assets held for sale as a result of the decline in market conditions.

  Segment Results

     DRILLING AND INTERVENTION SERVICES

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for 1999 and 1998:

                                                                   YEAR ENDED
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Revenues....................................................  $599,618    $739,079
Gross Profit................................................   171,618     247,963(a)
Gross Profit %..............................................      28.6%       33.6%
Selling, General and Administrative.........................  $ 97,581    $ 72,158
Operating Income............................................    76,281     140,929(a)
EBITDA......................................................   173,432     228,311(a)

---------------

(a) Operating Income and EBITDA include merger and other charges of $40.8 million. Of these charges, $3.2 million related to the write-off of inventory which is included in gross profit.

     The following material items affected the results of our Drilling and Intervention Services Division:

     - Revenues declined 23.5% from 1998 excluding the impact of 1999 acquisitions, which contributed $34.2 million in revenues. Revenues in North America decreased 18.2% while the average North American rig count decreased 20.4% year over year. International revenues decreased 19.5%, while the average international rig count decreased 21.7%. The largest decreases in international revenues occurred in Europe, Africa and Asia Pacific.

     - Gross profit percentage declined due primarily to pricing pressures, especially in the higher margin international markets.

     - Selling, general and administrative expenses increased as a percentage of revenues from 9.8% in 1998 to 16.3% in 1999. The increase primarily reflects a lower revenue base, initial costs relating to new product lines and businesses, costs associated with the integration and introduction of newly acquired businesses and a $5.3 million increase in goodwill and intangible amortization. Selling, general and administrative costs included higher costs associated with Dailey International and Williams Tool, which had historically high selling, general and administrative costs as a percentage of revenues. Because these businesses were acquired during the latter half of 1999, we were not able to achieve full cost savings from their integration in 1999.

     - Operating income, excluding $40.8 million in merger and other charges, declined from $181.7 million in 1998 to $76.3 million in 1999. This decline resulted from reduced sales volume, pricing pressures, higher selling, general and administrative costs associated with acquisitions pending their integration and the maintenance of our worldwide infrastructure during a period of low activity.

     COMPLETION SYSTEMS

     The following chart sets forth data regarding the results of our Completion Systems Division for 1999 and 1998:

                                                                   YEAR ENDED
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Revenues....................................................  $121,136    $118,093
Gross Profit................................................    19,857      27,507 (a)
Gross Profit %..............................................      16.4%       23.3%
Selling, General and Administrative.........................  $ 41,402    $ 28,749
Operating Loss..............................................   (21,545)     (3,812)(a)
EBITDA......................................................    (7,428)      4,301 (a)

---------------

(a) Operating loss and EBITDA include merger and other charges of $4.2 million. Of these charges, $1.6 million related to the write-off of inventory which is included in gross profit.

     The following material items affected the results of our Completion Systems
Division:

     - Businesses acquired during 1999 contributed $19.9 million in revenues. Excluding the impact of these acquisitions, revenues declined 14.3% from 1998 as a result of depressed market conditions during the year.

     - Gross profit percentage declined due to pricing pressures and an under-utilization of manufacturing facilities experienced as a result of the depressed industry conditions. In addition, research and development costs increased $4.3 million over the prior year as we continued to focus on improving the technology of our products and services.

     - Selling, general and administrative expenses increased 44.0% from 1998 due to costs associated with the acquisition of businesses, the addition of sales staff for the new product lines and goodwill amortization of $2.9 million associated with 1999 acquisitions.

     ARTIFICIAL LIFT SYSTEMS

     The following chart sets forth certain data regarding the results of our Artificial Lift Systems Division for 1999 and 1998 as follows:

                                                                  YEAR ENDED
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenues....................................................  $293,529   $329,196
Gross Profit................................................   102,515    101,972 (a)
Gross Profit %..............................................      34.9%      31.0%
Selling, General and Administrative.........................  $ 86,434   $ 97,968
Operating Income (Loss).....................................    16,455    (19,223)(a)
EBITDA......................................................    36,519        (40)(a)

---------------

(a) Operating Income (Loss) and EBITDA include merger and other charges of $40.8 million. Of these charges, $17.6 million related to the write-off of inventory which is included in gross profit.

     The following material items affected the results of our Artificial Lift Systems Division:

     - Revenues declined 10.8% from 1998 to 1999 resulting from a 14.6% decrease in U.S. revenues and a 33.5% decline in Latin American revenues. This deterioration was primarily driven by the declines in the U.S. and international rig counts. Revenues in Canada were comparable year over year due to improvements in the Canadian heavy oil markets during the second half of 1999.

     - Gross profit, excluding merger and other charges, decreased slightly from 36.3% in 1998 to 34.9% in 1999 due to pricing pressures and under-utilization of manufacturing facilities associated with depressed market conditions during the first half of the year.

     - Selling, general and administrative expenses as a percentage of revenues decreased slightly from 29.8% in 1998 to 29.4% in 1999 due to the successful efforts to reduce costs in light of the depressed market conditions.

     COMPRESSION SERVICES

     The following chart sets forth data regarding the results of our Compression Services Division for 1999 and 1998 as follows:

                                                                   YEAR ENDED
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Revenues....................................................  $225,917    $177,481
Gross Profit................................................    57,515      41,999
Gross Profit %..............................................      25.5%       23.7%
Selling, General and Administrative.........................  $ 35,941    $ 23,407
Operating Income............................................    21,574      17,092(a)
EBITDA......................................................    54,699      40,171(a)
EBITDAR.....................................................    66,141      40,171(a)

---------------

(a) Includes merger and other charges of $1.5 million that relate primarily to the write-down of assets.

     The following material items affected the results of our Compression Services Division:

     - Revenues in 1999 were up 27.3% from 1998 levels due to the February 1999 joint venture with GE Capital and a large compression contract with YPF in Argentina.

     - Gross profit as a percentage of revenues increased from 23.7% in 1998 to 25.5% in 1999. This increase reflected a more favorable product mix following the creation of the joint venture.

     - Selling, general and administrative costs as a percentage of revenues increased to 15.9% in 1999 from 13.2% in 1998 primarily as a result of costs associated with the integration of the businesses acquired in the joint venture and the costs associated with our international expansion.

     - Operating income as a percentage of revenues remained flat year over year as improvements in operating margins were offset by higher administrative costs associated with the integration of the GE Capital businesses when we formed our compression joint venture in February 1999.

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco Drilling Products Division. Results from discontinued operations were as follows:

     - We had a loss from discontinued operations, net of taxes, for the period ended April 14, 2000 of $3.5 million. Included in this loss is $1.0 million of estimated transaction costs, net of taxes.

     - We had a loss from discontinued operations, net of taxes, for the year ended December 31, 1999 of $37.1 million. Included in the 1999 loss is $3.6 million, net of taxes, of estimated transaction costs which were accrued in the third quarter of 1999. Additionally, the loss includes a charge of $6.1 million, net of taxes, directly related to a pending termination of Grant Prideco's existing manufacturing arrangement in India.

     - We had income from discontinued operations, net of taxes, of $65.7 million for the year ended December 31, 1998. The results for 1998 include merger and other charges of $35.0 million, composed of $5.1 million for facility closures and exit costs, $0.2 million of severance and related costs, $28.5 million for the write-off of inventory and $1.2 million for the write-down of equipment.

     The decline in Grant Prideco's net income from 1998 to 1999 was primarily attributable to the severe downturn in the businesses of Grant Prideco in the latter half of 1998, and the downturn during 1999 was due to the decline in drilling activity and low oil prices. Material items affecting Grant Prideco's results for 1999 compared to 1998 follow:

     - Grant Prideco's revenues decreased due to a more than 60% drop in drill stem sales. Lower premium tubular and connection sales resulted from reduced offshore activity, lower distributor purchases and a decline in tubular processing activity.

     - Grant Prideco recorded a $9.5 million pre-tax write-down associated with the decision by Grant Prideco to terminate a manufacturing arrangement with Oil Country Tubular Limited ("OCTL") in India. The decision to terminate this manufacturing arrangement was due to a combination of factors, including the downturn in the market and political instability in India.

     - Grant Prideco's gross profit, gross profit percentages and operating income all declined in 1999 compared to 1998 due to lower sales volume, pricing pressure and high manufacturing and unabsorbed costs due to plant under-utilization.

     - In December 1998, Grant Prideco acquired from Tubos de Acero de Mexico, S.A. (TAMSA) 93% of the outstanding shares of T.F. de Mexico, which owned the manufacturing facility in Veracruz, Mexico that Grant Prideco was operating under a capital lease arrangement. As part of the consideration in the acquisition, Grant Prideco sold all of the international rights, excluding Canada, to its Atlas Bradford tubular connection line for carbon grade tubular to TAMSA through a license arrangement, effective upon the closing of this transaction. Grant Prideco retained no obligations with respect to the development, maintenance or improvement of the Atlas Bradford connection line for the international market, and TAMSA has no obligation to pay any additional consideration for this license. Any future support by Grant Prideco is provided on a fee basis. The rights Grant Prideco sold through this license arrangement had a fair value of $9.0 million. As a result, in December 1998 Grant Prideco recorded $9.0 million in revenues to recognize the sale of Grant Prideco's international rights to the Atlas Bradford connection line.

     - Grant Prideco's corporate general and administrative expenses in 1999 increased approximately 5% compared to 1998 due to increased management fees from us and higher corporate and overhead costs relating to the addition of staff in anticipation of the spin-off.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are reserves of cash, cash generated from operations and borrowings under bank lines of credit. In June 2000, we completed the private placement of $910.0 million face amount of our Zero Coupon Convertible Senior Debentures due 2020. The net proceeds from the placement of approximately $491.9 million were primarily used to repay our short-term indebtedness.

     As of December 31, 2000 our cash and cash equivalents were $153.8 million, an increase of $109.4 million from December 31, 1999, which was primarily attributable to the following:

     - Net cash inflow of $144.2 million from continuing operating activities and net cash outflow of $11.7 million from discontinued operating activities.

     - Proceeds from the issuance of Zero Coupon Convertible Senior Debentures, net of issuance costs, of $491.9 million.

     - Repayments, net of borrowings, on term debt and short-term facilities for continuing operations of $303.4 million.

     - Proceeds from the sale of property, plant and equipment of $33.4 million.

     - Proceeds from the sale of businesses of $14.1 million.

     - Proceeds from the sale and leaseback of compression units by our compression joint venture of $60.1 million.

     - Capital expenditures for property, plant and equipment for continuing operations of $266.6 million, which includes $85.1 million for our Compression Services Division funded primarily through sale and leaseback arrangements.

     - Proceeds from the collection of our $100.0 million note receivable from Grant Prideco.

     - Acquisition of new businesses for approximately $151.0 million in cash, net of cash acquired.

     - Acquisitions and capital expenditures for discontinued operations of $5.1 million.

     A discussion of our market risk exposures in financial instruments and currency exposures appears below under the heading "Quantitative and Qualitative Market Risk Disclosures."

  Banking Facilities and Other Debt

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. Borrowings under this facility bear interest at a variable rate based on the U.S. prime rate or LIBOR. Our weighted average cost of borrowings under this facility for 2000 was 6.09%. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions. At December 31, 2000, we had $230.0 million available for borrowing under this credit facility as $20.0 million was used to secure outstanding letters of credit. Currently we have $55.1 million available.

     We also engage in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At December 31, 2000, we had $12.2 million in unsecured short-term borrowings outstanding under the uncommitted facilities having a weighted average interest rate of 6.96% per annum.

     In July 2000, the Company's Compression Services Division put in place a $25.0 million uncommitted revolving line of credit. Interest rates are at LIBOR plus 1.75% or the "Quoted Rate," defined as any rate of interest mutually agreed upon by the two parties. As of December 31, 2000, $12.9 million was outstanding under this line of credit. Our weighted average cost of borrowings under this facility for 2000 was 8.18%. This facility was terminated in connection with the Universal merger in February 2001.

     As of December 31, 2000, we had various other debt outstanding of $28.1 million, primarily related to Industrial Revenue Bonds and capital leases. We also had various other letters of credit outstanding of $22.2 million at December 31, 2000.

  Zero Coupon Convertible Senior Debentures

     As noted above, on June 30, 2000 we completed the private placement of $910.0 million face amount of our Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. During 2000, we amortized $7.5 million of the original issue discount. We received proceeds of $491.9 million, net of debt issuance costs of $9.7 million.

     Holders may convert the Zero Coupon Convertible Senior Debentures into shares of our common stock at any time before maturity at a conversion rate of
9.9970 shares per $1,000 principal amount at maturity or an initial conversion price of $55.1425 per share of common stock. The effective conversion price will increase as the accreted value of the Zero Coupon Convertible Senior Debentures increases. We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted discounted amount at the time of redemption as provided for in the indenture agreement. The holders also may require us to repurchase the Zero Coupon Convertible Senior Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted discounted amount at the time of redemption.

  Convertible Preferred Debentures

     In November 1997, we sold $402.5 million principal amount of our 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. The Convertible Preferred Debentures bear interest at an annual rate of 5% and are convertible into common stock. The original conversion was at a price of $80 per share; however, under the terms of the Convertible Preferred Debentures, the conversion rate was adjusted to $53.34 per share following our spin-off of Grant Prideco. The adjustment factor for the conversion rate was based on the average market price of our common stock on a pre-spin basis and the fair market value of the Grant Prideco common stock distributed.

     We have the right to redeem the Convertible Preferred Debentures at any time after November 4, 2000, at redemption prices provided for in the indenture agreement. The Convertible Preferred Debentures are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness. We also have the right to defer payments of interest on the Convertible Preferred Debentures by extending the quarterly interest payment period for up to 20 consecutive quarters at any time when we are not in default in the payment of interest.

  7 1/4% Senior Notes Due 2006

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15.

  Compression Financing

     Our Compression Services Division had entered into various sale and leaseback arrangements where it had sold compressors having appraised values and received cash of $299.9 million. Under these arrangements, legal title to the compression units are sold to third parties and leased back to the division under a five year operating lease with a market-based purchase option. These sales resulted in a pretax deferred gain of $94.6 million, which was deferred until the end of the lease. Upon closing of the transaction with Universal, Universal terminated this sale and leaseback arrangement and we were released from all guarantees.

  Capital Expenditures

     Our capital expenditures for property, plant and equipment for our continuing operations for 2000 were $266.6 million and primarily related to rental equipment, fishing tools and tubular service equipment and compressors and related assets. Included within our 2000 capital expenditures was $85.1 million for our Compression Services Division. Capital expenditures in 2001 are expected to be approximately $200.0 million.

  Acquisitions

     On August 10, 2000, we acquired Alpine Oil Services Corporation for shares of common stock of one of our wholly-owned subsidiaries having a value of approximately $54.4 million. Alpine, headquartered in Calgary, Alberta, Canada, is being integrated into our Drilling and Intervention Services Division and Completion Systems Division. The acquisition extends our underbalanced drilling capabilities worldwide, adds new completion technology and further expands our offerings of products and services in Canada.

     We also effected various other acquisitions during 2000 for total consideration of $158.0 million.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including goodwill of approximately $168.0 million relating to our acquisitions in 2000. The amortization expense for goodwill during 2000 was $37.1 million. Our current annual run rate, net of taxes, is $30.7 million.

NEW ACCOUNTING PRONOUNCEMENTS

     On February 14, 2001, the Financial Accounting Standards Board issued its tentative decisions on the accounting for goodwill in an Exposure Draft, Business Combinations and Intangible Assets -- Accounting for Goodwill. The FASB has tentatively concluded that purchased goodwill should not be amortized; rather, it should be reviewed for impairment. The final statement is expected to be issued in late June 2001, with an effective date of July 1, 2001. While this decision is tentative, should it become final in its current form, the adoption of this standard's requirements to not amortize goodwill would increase earnings per share, excluding the impact of future acquisitions, approximately $0.07 per quarter in 2001. The Company is evaluating the impact of the proposed standard's requirement for goodwill impairment analysis.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of this bulletin did not have a material impact on the Company's financial position or results of operations.

     In conjunction with the adoption of SAB No. 101, the Company adopted Emerging Issues Task Force ("EITF") 00-10 Accounting for Shipping and Handling Fees and Costs. The adoption of this authoritative guidance did not have a material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period that the hedged transaction affects earnings. For a qualifying fair value hedge, the changes in fair value of the derivative instrument are offset against the corresponding changes for the hedged item through earnings. Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was issued in June 2000 and amends certain provisions of SFAS No.
133. These statements are effective for all fiscal years beginning after June 15, 2000. We believe the adoption of the new standards will not have a material effect on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are currently exposed to market risk from changes in foreign currency and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

FOREIGN CURRENCY EXCHANGE RATES

     Because we operate in virtually every oil and gas exploration and production region in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. Although most of our international revenues are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the years ended 2000, 1999 and 1998 did not have a material effect on reported amounts of revenues or net income.

     Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. Approximately 45% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $51.3 million adjustment to our equity account for the year ended December 31, 2000 to reflect the net impact of the decline in various foreign currencies against the U.S. dollar.

     We have historically entered into forward exchange contracts only as a hedge against certain existing economic exposures and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies which results primarily from intercompany loans and debt arrangements.

     As of December 31, 2000, we had no forward exchange contracts outstanding. Settlement of forward exchange contracts resulted in net cash outflows totaling $2.0 million during the year ended December 31, 2000, $1.4 million of which related to a hedge contract held for Grant Prideco. During the years ended December 31, 1999 and 1998, we experienced net cash inflows of $1.8 million and $0.4 million, respectively. The net cash flows vary from year to year due to differences in the forward rate and the spot rate on the date of settlement. These differences may result in material net inflows and outflows if the currency is volatile. We believe that this risk is mitigated because we have historically entered into contracts with terms of 30 to 60 days. However, there can be no assurance that volatility similar or greater than that experienced in the past could not occur in the future.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Our long-term borrowings subject to interest rate risk primarily consist of the $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the $910.0 million Zero Coupon Senior Convertible Debentures due 2020. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of December 31, 2000 and 1999, the fair value of the Senior Notes was $203.0 million and $194.8 million, respectively. The fair value of the Senior Notes is principally dependent on changes in prevailing interest rates. The fair market value of the Convertible Preferred Debentures was $409.5 million and $307.9 million, respectively and the fair market value of the Zero Coupon Debentures at December 31, 2000 was $554.0 million. The fair value of the Convertible Preferred Debentures and the Zero Coupon Debentures are principally dependent on both prevailing interest rates and our current stock price as it relates to the conversion price of $53.34 per share and $55.1425 per share of our common stock, respectively.

     We have various other debt instruments but believe that the impact of changes in interest rates in the near term will not be material to these instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   41
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   42
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000...............   43
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2000.....   44
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...............   45
Notes to Consolidated Financial Statements..................   46

Financial Statement Schedule:
  II. Valuation and Qualifying Accounts and Allowances......   77

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Weatherford International, Inc.:

     We have audited the accompanying consolidated balance sheets of Weatherford International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weatherford International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
March 16, 2001

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARES AND PAR VALUES)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS

Current Assets:
  Cash and Cash Equivalents.................................  $  153,808   $   44,361
  Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $23,281 and $19,882, Respectively..........     498,663      352,139
  Inventories...............................................     443,588      364,607
  Current Deferred Tax Assets...............................      72,054       55,587
  Other Current Assets......................................      73,474       52,455
                                                              ----------   ----------
                                                               1,241,587      869,149
                                                              ----------   ----------
Property, Plant and Equipment, at Cost:
  Land, Buildings and Other Property........................     193,290      190,332
  Rental and Service Equipment..............................   1,255,907    1,177,862
  Machinery and Equipment...................................     405,765      330,349
                                                              ----------   ----------
                                                               1,854,962    1,698,543
  Less: Accumulated Depreciation............................     881,937      799,547
                                                              ----------   ----------
                                                                 973,025      898,996
                                                              ----------   ----------
Goodwill, Net...............................................   1,051,562      991,679
Net Assets of Discontinued Operations.......................          --      553,861
Deferred Tax Assets.........................................      60,204       66,077
Other Assets................................................     135,201      134,027
                                                              ----------   ----------
                                                              $3,461,579   $3,513,789
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-Term Borrowings and Current Portion of Long-Term
     Debt...................................................  $   31,134   $  322,767
  Accounts Payable..........................................     196,200      117,530
  Accrued Salaries and Benefits.............................      75,320       55,586
  Current Tax Liabilities...................................          --       31,301
  Other Accrued Liabilities.................................     160,062      138,896
                                                              ----------   ----------
                                                                 462,716      666,080
                                                              ----------   ----------
Long-Term Debt..............................................     221,004      226,603
Zero Coupon Convertible Senior Debentures...................     509,172           --
Minority Interest Liabilities...............................     198,523      198,597
Deferred Tax Liabilities....................................     164,451       78,217
Other Liabilities...........................................     164,755       98,108
5% Convertible Subordinated Preferred Equivalent
  Debentures................................................     402,500      402,500
Commitments and Contingencies
Stockholders' Equity:
  Series A Preferred Stock, $1 Par Value, Authorized One
     Share, Issued One and Zero Shares, Respectively........          --           --
  Common Stock, $1 Par Value, Authorized 250,000,000 Shares,
     Issued 121,955,723 and 120,200,449 Shares,
     Respectively...........................................     121,956      120,200
  Capital in Excess of Par Value............................   1,594,060    1,526,648
  Treasury Stock, Net.......................................    (304,315)    (299,677)
  Retained Earnings.........................................      53,399      586,310
  Accumulated Other Comprehensive Loss......................    (126,642)     (89,797)
                                                              ----------   ----------
                                                               1,338,458    1,843,684
                                                              ----------   ----------
                                                              $3,461,579   $3,513,789
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Revenues:
  Products...............................................  $  797,146   $  562,922   $  603,765
  Services and Rentals...................................   1,017,115      677,278      760,084
                                                           ----------   ----------   ----------
                                                            1,814,261    1,240,200    1,363,849
Costs and Expenses:
  Cost of Products.......................................     538,894      399,167      444,099
  Cost of Services and Rentals...........................     722,053      489,528      500,309
  Selling, General and Administrative Attributable to
     Segments............................................     343,094      261,358      222,282
  Corporate General and Administrative...................      36,976       25,947       26,020
  Equity in Earnings of Unconsolidated Affiliates........      (3,402)      (2,618)      (2,679)
  Impairment Charges for Assets to be Disposed Of........      56,318           --           --
  Merger and Other Charges...............................          --           --      137,647
                                                           ----------   ----------   ----------
                                                            1,693,933    1,173,382    1,327,678
                                                           ----------   ----------   ----------
Operating Income.........................................     120,328       66,818       36,171
Other Income (Expense):
  Interest Income........................................      11,265        3,179        3,093
  Interest Expense.......................................     (59,262)     (44,904)     (42,489)
  Other, Net.............................................      (1,056)       3,291       (2,860)
                                                           ----------   ----------   ----------
Income (Loss) Before Income Taxes and Minority
  Interest...............................................      71,275       28,384       (6,085)
Provision (Benefit) for Income Taxes.....................      32,933        8,477       (5,297)
Provision for Income Taxes, Related to Deconsolidation of
  Business...............................................      76,517           --           --
                                                           ----------   ----------   ----------
Income (Loss) Before Minority Interest...................     (38,175)      19,907         (788)
Minority Interest Expense, Net of Taxes..................        (717)      (3,701)         (95)
                                                           ----------   ----------   ----------
Income (Loss) from Continuing Operations.................     (38,892)      16,206         (883)
Income (Loss) from Discontinued Operations, Net of
  Taxes..................................................      (3,458)     (37,081)      65,720
                                                           ----------   ----------   ----------
Net Income (Loss)........................................  $  (42,350)  $  (20,875)  $   64,837
                                                           ==========   ==========   ==========
Basic Earnings (Loss) Per Share:
  Income (Loss) from Continuing Operations...............  $    (0.36)  $     0.16   $    (0.01)
  Income (Loss) from Discontinued Operations.............       (0.03)       (0.37)        0.68
                                                           ----------   ----------   ----------
  Net Income (Loss) Per Share............................  $    (0.39)  $    (0.21)  $     0.67
                                                           ==========   ==========   ==========
  Basic Weighted Average Shares Outstanding..............     109,457      101,245       97,065
                                                           ==========   ==========   ==========
Diluted Earnings (Loss) Per Share:
  Income (Loss) from Continuing Operations...............  $    (0.36)  $     0.16   $    (0.01)
  Income (Loss) from Discontinued Operations.............       (0.03)       (0.36)        0.68
                                                           ----------   ----------   ----------
  Net Income (Loss) Per Share............................  $    (0.39)  $    (0.20)  $     0.67
                                                           ==========   ==========   ==========
  Diluted Weighted Average Shares Outstanding............     109,457      102,889       97,065
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 CUMULATIVE
                                                                   FOREIGN       TREASURY STOCK
                                        CAPITAL IN                CURRENCY     -------------------                      TOTAL
                              COMMON    EXCESS OF    RETAINED    TRANSLATION               SHARE       DEFERRED     STOCKHOLDERS'
                              STOCK     PAR VALUE    EARNINGS    ADJUSTMENT    SHARES      VALUE     COMPENSATION      EQUITY
                             --------   ----------   ---------   -----------   -------   ---------   ------------   -------------
Balance at December 31,
  1997.....................  $101,958   $1,018,024   $ 542,348    $ (38,494)    (5,096)  $(165,287)    $ 3,860       $1,462,409
Total Comprehensive Income
  (Loss)...................        --           --      64,837      (37,895)        --          --          --           26,942
Shares Issued in an
  Acquisition..............       727       30,026          --           --         --          --          --           30,753
Shares Issued under
  Employee Benefit Plans...        12          312          --           --         --          --          --              324
Stock Grants and Options
  Exercised................     2,115       40,627          --           --     (1,240)    (38,215)         --            4,527
Tax Benefit of Options
  Exercised................        --        7,760          --           --         --          --          --            7,760
Purchase of Treasury Stock
  under Stock Repurchase
  Plan.....................        --           --          --           --       (993)    (37,585)         --          (37,585)
Purchase of Treasury Stock
  for Deferred Compensation
  Plan, Net of
  Distributions and
  Forfeitures..............        --           --          --           --        (79)     (2,769)      2,350             (419)
Retirement of Treasury
  Stock....................    (1,299)     (49,229)         --           --      1,299      50,528          --               --
Recognition of Deferred
  Compensation Due to
  Merger...................        --        5,379          --           --         --          --          --            5,379
                             --------   ----------   ---------    ---------    -------   ---------     -------       ----------
Balance at December 31,
  1998.....................   103,513    1,052,899     607,185      (76,389)    (6,109)   (193,328)      6,210        1,500,090
Total Comprehensive Loss...        --           --     (20,875)     (13,408)        --          --          --          (34,283)
Shares Issued in
  Acquisitions.............    11,986      397,083          --           --     (1,226)    (33,694)         --          375,375
Replacement Shares (Shares
  Acquired) from Christiana
  Merger...................     4,400       69,571          --           --     (4,400)    (73,971)         --               --
Shares Issued under
  Employee Benefit Plans...        15          390          --           --         --          --          --              405
Stock Options Exercised....       286        3,630          --           --       (114)     (4,744)         --             (828)
Tax Benefit of Options
  Exercised................        --        3,075          --           --         --          --          --            3,075
Purchase of Treasury Stock
  for Deferred Compensation
  Plan, Net of
  Distributions and
  Forfeitures..............        --           --          --           --       (109)     (4,226)      4,076             (150)
                             --------   ----------   ---------    ---------    -------   ---------     -------       ----------
Balance at December 31,
  1999.....................   120,200    1,526,648     586,310      (89,797)   (11,958)   (309,963)     10,286        1,843,684
Total Comprehensive Loss...        --           --     (42,350)     (51,310)        --          --          --          (93,660)
Shares Issued in
  Acquisitions.............     1,386       57,865          --           --         --          --          --           59,251
Shares Issued under
  Employee Benefit Plans...        18          685          --           --         --          --          --              703
Stock Options Exercised....       352        6,671          --           --        (13)       (525)         --            6,498
Tax Benefit of Options
  Exercised................        --        2,191          --           --         --          --          --            2,191
Purchase of Treasury Stock
  for Deferred Compensation
  Plan, Net of
  Distributions and
  Forfeitures..............        --           --          --           --        (25)     (2,121)      1,799             (322)
Distribution of Grant
  Prideco, Inc. ...........        --           --    (490,561)      14,465         --          --      (3,791)        (479,887)
                             --------   ----------   ---------    ---------    -------   ---------     -------       ----------
Balance at December 31,
  2000.....................  $121,956   $1,594,060   $  53,399    $(126,642)   (11,996)  $(312,609)    $ 8,294       $1,338,458
                             ========   ==========   =========    =========    =======   =========     =======       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
Cash Flows From Operating Activities:
  Net Income (Loss).......................................  $ (42,350)  $ (20,875)  $  64,837
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by Operating Activities:
     Non-Cash Portion of Impairment Charges for Assets to
       be Disposed Of.....................................     51,664          --          --
     Non-Cash Portion of Merger and Other Charges.........         --          --      94,095
     Depreciation and Amortization........................    199,109     166,658     139,558
     Net (Income) Loss from Discontinued Operations.......      3,458      37,081     (65,720)
     Gain on Sale of Assets, Net..........................    (12,860)    (12,628)    (35,315)
     Minority Interest Expense, Net of Taxes..............        717       3,701          95
     Deferred Income Tax Provision (Benefit) from
       Continuing Operations..............................     74,965     (15,716)    (15,989)
     Provision for Uncollectible Accounts Receivable......      5,158       5,083       2,189
     Amortization of Original Issue Discount..............      7,525          --          --
     Change in Assets and Liabilities, Net of Effects of
       Businesses Acquired:
       Accounts Receivable................................   (135,682)    (39,632)    110,038
       Inventories........................................    (74,628)    (23,495)    (50,677)
       Other Current Assets...............................    (14,197)     (1,155)    (26,025)
       Accounts Payable...................................     65,158       3,921     (30,876)
       Other Current Liabilities..........................     13,233     (65,970)    (77,623)
       Other Assets.......................................     14,023     (16,853)      9,097
       Other, Net.........................................    (11,120)      3,140      (3,619)
                                                            ---------   ---------   ---------
          Net Cash Provided by Continuing Operations......    144,173      23,260     114,065
          Net Cash Provided (Used) by Discontinued
            Operations....................................    (11,670)     39,784       7,787
                                                            ---------   ---------   ---------
          Net Cash Provided by Operating Activities.......    132,503      63,044     121,852
                                                            ---------   ---------   ---------
Cash Flows From Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired.........   (151,024)    (68,854)   (149,030)
  Capital Expenditures for Property, Plant and
     Equipment............................................   (266,560)   (174,300)   (167,777)
  Proceeds from Sales of Businesses.......................     14,084      14,620          --
  Proceeds from Sales of Property, Plant and Equipment....     33,413      32,484      47,953
  Proceeds from Sale and Leaseback of Equipment...........     60,069     139,815     100,000
  Proceeds from Grant Prideco, Inc. Note Receivable.......    100,000          --          --
  Acquisitions and Capital Expenditures of Discontinued
     Operations...........................................     (5,056)    (34,118)    (48,654)
  Other, Net..............................................         --          --         589
                                                            ---------   ---------   ---------
          Net Cash Used by Investing Activities...........   (215,074)    (90,353)   (216,919)
                                                            ---------   ---------   ---------
Cash Flows From Financing Activities:
  Issuance of Zero Coupon Convertible Senior Debentures,
     Net..................................................    491,868          --          --
  Borrowings (Repayments) Under Short-Term Borrowings,
     Net..................................................   (288,618)    166,174     113,036
  Borrowings of Long-Term Debt............................     11,545      11,650      75,357
  Repayments on Long-Term Debt............................    (26,342)    (14,522)    (87,928)
  Repayments on Debt of Discontinued Operations...........         --     (57,104)         --
  Repayment of Minority Interest..........................         --     (65,350)         --
  Purchases of Treasury Stock, Net........................     (2,121)     (4,226)    (40,356)
  Proceeds from Stock Option Exercises....................      6,663       1,329       3,932
  Other Financing Activities, Net.........................        186         454         324
                                                            ---------   ---------   ---------
          Net Cash Provided by Financing Activities.......    193,181      38,405      64,365
                                                            ---------   ---------   ---------
Effect of Exchange Rate on Cash...........................     (1,163)       (866)     (1,175)
Net Increase (Decrease) in Cash and Cash Equivalents......    109,447      10,230     (31,877)
Cash and Cash Equivalents at Beginning of Year............     44,361      34,131      66,008
                                                            ---------   ---------   ---------
Cash and Cash Equivalents at End of Year..................  $ 153,808   $  44,361   $  34,131
                                                            =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Weatherford International, Inc. (a Delaware corporation) and all majority-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% or less-owned affiliates using the equity method of accounting.

  Basis of Presentation

     In October 1999, the Board of Directors of the Company approved a plan to distribute all of the outstanding shares of common stock of its wholly owned subsidiary, Grant Prideco, Inc. (the "Spin-off") to holders of the Company's common stock, $1.00 par value ("Common Stock"). These shares were distributed at the close of business on April 14, 2000 to stockholders of record as of March 23, 2000. In connection with and prior to the Spin-off, the Company transferred its drilling products businesses to Grant Prideco, Inc. ("Grant Prideco"). As a result, the accompanying financial statements reflect the operations of Grant Prideco as discontinued operations.

     Certain reclassifications of prior years' balances have been made to conform such amounts to corresponding 2000 classifications.

  Nature of Operations

     The Company is one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and gas industry.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories

     Inventories are valued using the first-in, first-out ("FIFO") method and are stated at the lower of cost or market.

  Property, Plant and Equipment

     Property, plant and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of renewals, replacements and betterments are capitalized. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives for the respective categories. The Company evaluates potential impairment of property, plant and equipment and other long-lived assets on an ongoing basis whenever events or circumstances indicate that carrying amounts may not be recoverable. The estimated useful lives of the major classes of property, plant and equipment are as follows:

                                                               ESTIMATED
                                                              USEFUL LIFE
                                                              -----------
Buildings and other property................................  5-45 years
Rental and service equipment................................  3-15 years
Machinery and equipment.....................................  3-20 years

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

  Intangible Assets and Amortization

     The Company's intangible assets are goodwill, patents, technology licenses, trademarks and other identifiable intangible assets. Goodwill is being amortized on a straight-line basis over the lesser of the estimated useful life or 40 years. Other identifiable intangible assets, included as a component of Other Assets, are amortized on a straight-line basis over the years expected to be benefited, ranging from 3 to 17 years.

     Amortization expense for goodwill and other intangible assets was approximately $45.3 million, $28.0 million and $17.6 million for 2000, 1999 and 1998, respectively. Accumulated amortization at December 31, 2000 and 1999 was $113.7 million and $77.5 million, respectively.

  Long-lived Assets

     In accordance with Statements of Financial Accounting Standards ("SFAS") No. 121, long-lived assets to be held and used by the Company are reviewed for impairment when any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. During the years ended December 31, 1999 and 2000, the Company's analyses indicated that there was not an impairment of its long-lived assets to be held and used. For long-lived assets held for sale, the Company bases its evaluation of impairment on carrying value as compared to the fair market value less costs to sell. In the fourth quarter of 2000, the Company announced the merger of essentially all of its Compression Services Division and determined that there was an impairment of its assets held for sale. Accordingly, the Company recorded a $56.3 million write-down of the assets of the Compression Services Division (see Note 2).

  Environmental Expenditures

     Environmental expenditures that relate to the remediation of an existing condition caused by past operations and do not contribute to current or future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on currently available facts and technology, presently enacted laws and regulations and the Company's prior experience in remediation of contaminated sites. Liabilities included $2.5 million and $3.1 million of accrued environmental expenditures at December 31, 2000 and 1999, respectively.

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

  Foreign Exchange Contracts

     The Company enters into foreign exchange contracts only as a hedge against certain existing economic exposures and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting specific existing assets and liabilities denominated in foreign currencies. Such exposure results primarily from long-term debt and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risks resulting from foreign currency exchange rate volatility. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At December 31, 2000, the Company was not a party to any foreign exchange contracts. At December 31, 1999, the Company had contracts maturing within the next 60 days to sell $14.7 million in U.K. pounds sterling and Austrian schillings. Had such contracts matured on December 31, 1999 the Company's required cash outlay would have been insignificant.

  Allocation of Interest Expense to Discontinued Operations

     The Company's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating levels, and to centrally manage various cash functions. Consequently, a portion of the Company's historical interest expense has been allocated to discontinued operations. The amount allocated reflects interest expense associated with the $100.0 million unsecured subordinated note due from Grant Prideco (See Note 3) calculated using the Company's average long-term debt interest rates for the applicable periods. The amounts allocated using this methodology result in amounts consistent with the allocation of interest expense based on a ratio of the net assets of discontinued operations to the Company's consolidated net assets plus debt.

  Accounting for Income Taxes

     Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The adoption of this bulletin did not have a material impact on the Company's financial position or results of operations.

     Revenue for product sales is recognized when all of the following criteria have been met: a) evidence of an agreement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured. Revenue from rental agreements is recognized over the rental period, and revenue from service agreements is recognized when services have been rendered. The associated costs and expenses are recognized as incurred.

     In conjunction with the adoption of SAB No. 101, the Company adopted Emerging Issues Task Force ("EITF") 00-10 Accounting for Shipping and Handling Fees and Costs. The adoption of this authoritative guidance did not have a material impact on the Company's financial position or results of operations.

  Research and Development

     The Company expenses research and development costs as incurred. These expenses were $28.6 million, $17.7 million and $10.8 million in 2000, 1999 and 1998, respectively.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

  Minority Interests

     The Company records minority interest expense, which reflects the portion of the earnings of majority-owned operations that is applicable to the minority interest partners. In 2000 and 1999, the minority interest expense primarily represents GE Capital Corporation's ("GE Capital") minority interest in the results of operations of the Compression Services Division joint venture (See
Note 4).

  Earnings Per Share

     Basic earnings per share is computed by dividing income by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per common share is computed by dividing income by the weighted average number of shares of Common Stock outstanding during the year adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock plans (See Note 14). The effect of stock options and restricted stock is not included in the computation for periods in which a loss from continuing operations occurs, because to do so would be anti-dilutive. The effect of the 5% Convertible Subordinated Preferred Equivalent Debentures, due 2027 (the "Convertible Preferred Debentures") and the Zero Coupon Convertible Senior Debentures, due 2020 (the "Zero Coupon Debentures") on diluted earnings per share is anti-dilutive and, thus, has no impact.

     The following reconciles basic and diluted weighted average shares:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Basic weighted average number of shares outstanding......  109,457   101,245   97,065
Dilutive effect of stock option and restricted stock
  plans..................................................       --     1,644       --
                                                           -------   -------   ------
Diluted weighted average number of shares outstanding....  109,457   102,889   97,065
                                                           =======   =======   ======

  New Reporting Requirements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at their fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period that the hedged transaction affects earnings. For a qualifying fair value hedge, the changes in fair value of the derivative instrument are offset against the corresponding changes for the hedged item through earnings.

     Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was issued in June 2000 and amends certain provisions of SFAS No.
133. These statements are effective for all fiscal years beginning after June 15, 2000. The Company believes the adoption of the new standards will not have a material effect on the Company's financial position and results of operations.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

2. UNIVERSAL COMPRESSION TRANSACTION

     On October 24, 2000, the Company announced the merger of essentially all of its Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock, which approximates 48% of Universal's outstanding shares. The transaction was completed on February 9, 2001. Concurrent with the transaction, the Company paid GE Capital $206.5 million for its 36% ownership in the joint venture in which the Company's Compression Services Division operated. The Company retained part of the Compression Services Division, namely Singapore-based Gas Services International operations, and $10.0 million in accounts receivable.

     In connection with this transaction, the Company recorded impairment charges in the fourth quarter of 2000 of $56.3 million, $43.0 million after taxes, and provided for deferred taxes of $76.5 million due to the anticipated exchange of a consolidated subsidiary for an equity method investment.

     The pre-tax impairment charge of $56.3 million reflects the difference between estimated fair value of net assets held for sale, which were determined using quoted market prices and estimated selling prices less estimated costs to sell, and the net book value of the Compression Services Division assets. The carrying value of the Compression Services Division's net assets as of December 31, 2000 was $439.3 million.

     In connection with the merger with Universal, the Company and Universal entered into a Voting Agreement pursuant to which the Company has agreed to certain voting limitations with respect to shares of our Universal common stock. For a period of no more than two years, the Company has agreed to vote its shares of Universal common stock that are in excess of 33 1/3% of Universal's outstanding shares in the same proportion as the shares of Universal common stock held by the public (excluding the Company's shares and shares held by Castle Haran and his affiliates). The Company may vote the remainder of its shares in its sole discretion. The Company and Universal also entered into a Registration Rights Agreement, pursuant to which the Company was granted certain demand and piggyback registration rights for its shares of Universal common stock. Additionally, the Company entered into a Transitional Services Agreement with Universal to provide certain corporate and administrative services to the Compression Services Division for a fee and reimbursement of costs and expenses for up to 120 days following the merger. Pursuant to the terms of the merger agreement, the Company also appointed three members to Universal's Board of Directors. As long as the Company owns at least 20% of Universal's outstanding common stock, the Company has the right to designate three Board members. If ownership interest falls below 20%, it may designate only two directors, and if its ownership falls below 10% the Company will no longer be entitled to designate directors to serve on Universal's Board of Directors. Upon the closing of the merger, Universal repaid and terminated the Company's sale and leaseback arrangements and the Compression Services Division's credit facility.

3. DISCONTINUED OPERATIONS

     In October 1999, the Board of Directors of the Company approved a plan to spin-off Grant Prideco through a distribution to its stockholders of one share of stock of Grant Prideco for each share of Common Stock held by the Company's stockholders. The distribution was completed as of the close of business on April 14, 2000 (the "Spin-off Date"). The distribution of the net assets of discontinued operations and the related accumulated other comprehensive loss is reflected in the accompanying Consolidated Balance Sheets as an adjustment to Retained Earnings.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     The results of operations for Grant Prideco, through the Spin-off Date, are reflected in the accompanying Consolidated Statements of Operations as Income
(Loss) from Discontinued Operations, Net of Taxes. Condensed results of Grant Prideco are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenues.............................................  $124,813   $286,370   $646,454
                                                       --------   --------   --------
Income (loss) before interest allocation and income
  taxes..............................................      (831)   (37,460)   112,818
Interest allocation..................................    (2,500)    (7,250)    (7,250)
Provision (benefit) for income taxes.................      (888)   (11,199)    39,848
                                                       --------   --------   --------
Net income (loss) before Spin-off related costs......    (2,443)   (33,511)    65,720
Spin-off related costs, net of taxes.................    (1,015)    (3,570)        --
                                                       --------   --------   --------
Net income (loss)....................................  $ (3,458)  $(37,081)  $ 65,720
                                                       ========   ========   ========

     The Company purchases drill pipe and other related products from Grant Prideco. The purchases made prior to the Spin-off Date have been eliminated in the accompanying consolidated financial statements. The purchases eliminated by the Company for the years ended December 31, 2000, 1999 and 1998 were $7.0 million, $28.6 million and $9.6 million, respectively. These purchases represent Grant Prideco's cost.

     The results from discontinued operations include a management fee charged to Grant Prideco of $0.5 million, $1.5 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

     Grant Prideco was charged $5.6 million for costs related to the Company's information systems function in each of the years ended December 31, 1999 and 1998. There were no charges for the comparable period of 2000. Information systems charges were based on direct support provided, equipment usage and number of system users.

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

     In connection with the Spin-off, the Company received from Grant Prideco an unsecured subordinated note to the Company in the amount of $100.0 million with an interest rate of 10% and interest due quarterly. In December 2000, Grant Prideco repaid this note and all unpaid interest.

     The Company has also entered into a preferred customer agreement with Grant Prideco pursuant to which the Company agreed, for a three-year period, to purchase at least 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. The Company is entitled to apply against its purchases a drill stem credit granted to it in the amount of $30.0 million, subject to a limitation of the application of the

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES credit to no more than 20% of any purchase. As of December 31, 2000 the Company had $28.4 million remaining of the drill pipe credit.

4. ACQUISITIONS

     On August 10, 2000, the Company acquired Alpine Oil Services Corporation ("Alpine") for one share of $1.00 par value Series A Preferred Stock (see Note
13) and exchangeable securities in one of the Company's Canadian subsidiaries that is exchangeable for Common Stock on a one-for-one basis. The approximate value of the Alpine acquisition was $54.4 million. Alpine, headquartered in Calgary, Alberta, Canada, is being integrated into the Company's Drilling and Intervention Services and Completion Systems Divisions. The acquisition extends the Company's underbalanced drilling capabilities worldwide, adds new completion technology and further expands our offerings of products and services in Canada.

     On September 15, 1999, the Company acquired Williams Tool Co. ("Williams") for 1.8 million shares of Common Stock having a value of approximately $63.5 million. Williams, based in Fort Smith, Arkansas, offers a full range of rotating control heads for horizontal, underbalanced and low hydrostatic drilling operations. Williams products are used to control flow from the wellbore to reduce the risk of blowouts when oil, gas, geothermal and coal gas methane wells are being drilled with light fluids.

     The Company acquired Petroline Wellsystems Limited ("Petroline") on September 2, 1999, for total consideration of approximately $161.8 million, consisting of $32.2 million in cash and 3.8 million shares of Common Stock. Petroline, based in Aberdeen, Scotland, is a provider of premium completion products and services. Petroline is the leading provider of flow control equipment in the North Sea and was the first company to successfully introduce completion products using new expandable tube technology.

     On August 31, 1999, the Company completed the acquisition of Dailey International, Inc. ("Dailey") pursuant to a pre-negotiated plan of reorganization in bankruptcy. Under the terms of the acquisition, the Company issued a total of approximately 4.3 million shares of Common Stock to the Dailey noteholders and stockholders. Of the total number of shares issued, the Company issued approximately 4.0 million shares to the Dailey noteholders and approximately 0.3 million shares to the Dailey common stockholders. At the time of the acquisition of Dailey, the Company held approximately 24% of Dailey's
9 1/2% Senior Notes which the Company acquired prior to the bankruptcy at a discount and subsequently contributed to Dailey. In connection with the transaction the Company holds approximately 1.2 million shares of Common Stock, which are classified as treasury shares. The total purchase price for Dailey, excluding assumed liabilities of Dailey that were not impaired in the bankruptcy, was approximately $185.0 million. Dailey is a leading provider of specialty air, underbalanced and directional drilling equipment and services and designs, manufactures and rents proprietary downhole tools for oil and gas drilling and workover applications worldwide.

     On February 2, 1999, the Company entered into a joint venture with GE Capital in which the Company's compression services operations were combined with GE Capital's Global Compression Services operations. The joint venture is known as Weatherford Global Compression Services. As of December 31, 2000, the Company owned 64% of the joint venture and GE Capital owned 36%. In connection with the Company's transaction with Universal the Company purchased GE Capital's interest in the joint venture subsequent to year-end (see Note 2).

     The Company completed the acquisition of Ampscot Equipment Ltd. ("Ampscot"), an Alberta corporation, for approximately $57.1 million in cash on February 19, 1998. Ampscot is a Canadian-based manufacturer of pumping units.

     On January 15, 1998, the Company completed the acquisition of Taro Industries Limited ("Taro"), an Alberta corporation, in which approximately 0.8 million shares of Common Stock have been issued to the

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES shareholders of Taro in exchange for their shares of Taro stock. Taro is a Canadian provider of well automation, gas compression, and drilling equipment distribution.

     The Company has also effected various other 2000, 1999 and 1998 acquisitions integrated into the Company's continuing operations for a total consideration of approximately $158.0 million, $81.5 million and $93.5 million, respectively. The Company also acquired various other companies that were integrated into Grant Prideco. Total consideration was $64.4 million for 1999 and $9.2 million for 1998.

     The acquisitions discussed above were accounted for using the purchase method of accounting. Therefore, the results of operations are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes in the preliminary allocations are not anticipated by management.

     The following presents the consolidated financial information for the Company on an unaudited pro forma basis assuming the Dailey acquisition had occurred on January 1, 1998. All other 1999 acquisitions and all of the 1998 and 2000 acquisitions are not material individually or in the aggregate with same year acquisitions, therefore, pro forma information is not presented. The unaudited pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transaction been consummated as of January 1, 1998 or that may be achieved in the future.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Revenues....................................................  $1,307,443    $1,495,120
Loss from continuing operations.............................      (7,596)      (81,132)
Net loss....................................................     (44,677)      (32,991)
Basic loss per common share:
  Loss from continuing operations...........................       (0.07)        (0.80)
  Net loss..................................................       (0.43)        (0.33)
Diluted loss per common share:
  Loss from continuing operations...........................       (0.07)        (0.80)
  Net loss..................................................       (0.43)        (0.33)

     Included in the net loss for the year ended December 31, 1998 is an extraordinary loss, net of taxes, recorded by Dailey of $17.6 million. This extraordinary loss is the result of Dailey's repurchase of their 9 3/4% Senior Notes in the first quarter of 1998, and represents the excess of the purchase price for the notes over the carrying value on the date of repurchase.

5. EVI, INC. AND WEATHERFORD ENTERRA, INC. MERGER

     On May 27, 1998, EVI, Inc. ("EVI") completed a merger with Weatherford Enterra, Inc. ("WII"), merging WII with and into EVI, pursuant to a tax free merger (the "Merger") in which the stockholders of WII received 0.95 of a share of Common Stock in exchange for each outstanding share of approximately 48.9 million shares of WII common stock. The Merger was accounted for as a pooling of interests.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     The separate results of EVI and WII and the combined company were as follows:

                                                               JANUARY 1 TO
                                                                 MAY 27,
                                                                   1998
                                                              --------------
                                                              (IN THOUSANDS)
Revenues:
  EVI.......................................................    $ 505,549
  WII.......................................................      426,422
  Merger adjustments........................................       (4,963)
                                                                ---------
  Combined revenues including Grant Prideco.................      927,008
  Discontinued operations of Grant Prideco..................     (311,367)
                                                                ---------
  Combined revenues from continuing operations..............    $ 615,641
                                                                =========
Net Income:
  EVI.......................................................    $  54,045
  WII.......................................................       48,481
  Merger adjustments........................................       (1,033)
                                                                ---------
  Combined..................................................    $ 101,493
                                                                =========

     Merger adjustments include the elimination of intercompany revenues of $5.0 million and cost of sales of $3.4 million for the five months ended May 27, 1998.

6. MERGER COSTS AND OTHER CHARGES

     In 1998, the Company incurred $160.0 million in merger and other charges relating to the merger between EVI and WII and a reorganization and rationalization of its businesses in light of industry conditions. Of these charges, $113.0 million was incurred in the second quarter at the time of the merger and with the initial downturn in the industry. A $47.0 million charge was incurred in the fourth quarter in response to the previously unanticipated extent of the decline in the industry which resulted in a need to make additional reductions in operations and align the cost structure with the then current demand. The net after tax effect of these charges was $104.0 million. The following chart summarizes the charges made in 1998:

                                  DRILLING
                                    AND                     ARTIFICIAL
                                INTERVENTION   COMPLETION      LIFT      COMPRESSION
                                  SERVICES      SYSTEMS      SYSTEMS      SERVICES     CORPORATE    TOTAL
                                ------------   ----------   ----------   -----------   ---------   --------
                                                              (IN THOUSANDS)
Merger transaction costs(1)...    $    --        $   --      $    --       $   --       $62,462    $ 62,462
Severance and related
  costs(2)....................      1,711           250        5,050           --           600       7,611
Facility closures(3)..........      7,249         1,720       13,817           --            --      22,786
Corporate related
  expenses(4).................         --            --           --           --         8,297       8,297
Inventory write-off(5)........      3,230         1,600       17,573           --            --      22,403
Write-down of assets(6).......     28,595           600        4,360        1,500         1,436      36,491
                                  -------        ------      -------       ------       -------    --------
          Total...............    $40,785        $4,170      $40,800       $1,500       $72,795    $160,050
                                  =======        ======      =======       ======       =======    ========

     Approximately $136.5 million of these charges had been realized as of December 31, 1998, with the remainder of the charges fully realized by the end of the second quarter of 1999 in connection with planned activities. During 1999, no adjustments or reversals to the remaining accrued nonrecurring charges were necessary.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

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

(4) The corporate related expenses of $5.2 million recorded in the second quarter of 1998 and $3.1 million recorded in the fourth quarter of 1998 were primarily for the consolidation of corporate offices, related lease obligations and the consolidation of technology centers due to the Merger and to align the Company's corporate cost structure in light of the industry conditions.

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

(6) The write-down of assets was $24.7 million in the second quarter of 1998 and $11.8 million in the fourth quarter of 1998. These charges primarily relate to the write-down of equipment and other assets as a result of the combination of EVI's and WII's operations, the rationalization of their product lines, the elimination of certain products, services and locations due to the Merger, and the specific identification of assets held for sale as a result of the decline in market conditions.

7. CASH FLOW INFORMATION

     The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Other Current Assets at December 31, 2000 and 1999 included cash of $2.5 million and $1.7 million, respectively, which was restricted as a result of bond requirements in certain foreign countries.

     Cash paid for interest and income taxes (net of refunds) was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest paid...........................................  $54,110   $50,835   $47,671
Income taxes paid, net of refunds.......................   24,390     6,422    72,580

     During the years ended December 31, 2000, 1999 and 1998 there were noncash-investing activities of $2.5 million, $5.4 million and $2.4 million, respectively, relating to capital leases.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Fair value of assets, net of cash acquired...........  $116,811   $466,708   $114,237
Goodwill.............................................   167,981    364,109    121,657
Total liabilities....................................   (74,517)  (404,032)   (56,111)
Common Stock issued, net of Common Stock acquired....   (59,251)  (357,931)   (30,753)
                                                       --------   --------   --------
Cash consideration, net of cash acquired.............  $151,024   $ 68,854   $149,030
                                                       ========   ========   ========

     During the years ended December 31, 2000, 1999 and 1998, there were noncash-financing activities of $2.2 million, $3.1 million and $7.8 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to capital in excess of par value.

8. INVENTORIES

     Inventories by category are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials, components and supplies......................  $152,569   $159,380
Work in process.............................................    46,500     34,089
Finished goods..............................................   244,519    171,138
                                                              --------   --------
                                                              $443,588   $364,607
                                                              ========   ========

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

9. SHORT-TERM BORROWINGS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
                                                                (IN THOUSANDS)
Revolving credit facilities with effective interest rates of
  8.35% at December 31, 2000 and 5.77% and 6.58% at December
  31, 1999..................................................  $11,900   $182,157
Short-term bank loans with effective interest rates of 6.55%
  at December 31, 2000 and between 6.89% and 8.52% at
  December 31, 1999.........................................   12,179    132,076
                                                              -------   --------
                                                              $24,079   $314,233
                                                              =======   ========
Weighted average interest rate on short-term borrowings
  outstanding during the year...............................     6.57%      5.59%

     In July 2000, the Company's Compression Services Division put in place a $25.0 million uncommitted revolving line of credit. Interest rates are at LIBOR plus 1.75% or the "Quoted Rate," defined as any rate of interest mutually agreed upon by the two parties. As of December 31, 2000, $13.1 million was available under this line of credit. The Company's weighted average cost of borrowings under this facility for 2000 was 8.18%.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At December 31, 2000, the Company had $12.2 million in unsecured short-term borrowings outstanding under these arrangements. The weighted average interest rate was 6.96% and 5.32% for 2000 and 1999, respectively.

     In May 1998, the Company entered into a five-year unsecured credit agreement which provides for borrowings of up to an aggregate of $250.0 million, consisting of $200.0 million in the U.S. and $50.0 million in Canada, and terminated its existing working capital facilities. Amounts outstanding under the facility accrue interest at a variable rate based on either the U.S. prime rate or LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the credit ratings assigned to the 7 1/4% Senior Notes due May 15, 2006 (the "7 1/4% Senior Notes"), is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, and a limitation on asset dispositions. As of December 31, 2000, $230.0 million was available under this facility due to $20.0 million being used to secure outstanding letters of credit. The Company's weighted average cost of borrowings under this facility was 6.09% and 5.77% for 2000 and 1999, respectively.

     The Company also has various uncommitted credit facilities available for stand-by letters of credit and bid and performance bonds. The Company had a total of $11.9 million of such letters of credit and bid and performance bonds outstanding at December 31, 2000.

10. LONG-TERM DEBT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Senior Notes with an effective interest rate of 7.25%, due
  2006......................................................  $200,000   $200,000
Industrial Revenue Bonds with variable interest rates, 4.85%
  as of December 31, 2000 and between 3.2% and 3.5% at
  December 31, 1999, due 2002...............................     9,915     10,415
Foreign bank debt, denominated in foreign currencies........     2,006        803
Capital lease obligations under various agreements..........     9,847     11,846
Other.......................................................     6,291     12,073
                                                              --------   --------
                                                               228,059    235,137
Less: amounts due in one year...............................     7,055      8,534
                                                              --------   --------
Long-term debt..............................................  $221,004   $226,603
                                                              ========   ========

     The following is a summary of scheduled long-term debt maturities by year (in thousands):

2001......................................................  $  7,055
2002......................................................    15,064
2003......................................................     1,492
2004......................................................       953
2005......................................................       435
Thereafter................................................   203,060
                                                            --------
                                                            $228,059
                                                            ========

     The Company has outstanding $200.0 million of 7 1/4% Senior Notes. The
7 1/4% Senior Notes are unsecured obligations of the Company due 2006. Interest is payable semi-annually on May 15 and November 15. Based on the borrowing rates available to the Company, the fair value of the 7 1/4% Senior
Notes was $203.0 million and $194.8 million at December 31, 2000 and 1999, respectively.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     As of December 31, 2000, the Company had Industrial Revenue Bonds of $8.7 million, due 2002, and $1.2 million, with principal payments of $0.6 million annually through 2002. The Company had letters of credit of $10.3 million associated with the Industrial Revenue Bonds.

11. ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     On June 30, 2000, the Company completed a private placement of $910.0 million face amount of its Zero Coupon Debentures. The Zero Coupon Debentures were issued at a discount with an imputed 3% per annum interest rate. During 2000, the Company amortized $7.5 million of the original issue discount. The Company received proceeds of $491.9 million, net of debt issuance costs of $9.7 million. The proceeds were used to pay down current debt of $434.0 million and for general corporate purposes.

     Holders may convert the Zero Coupon Debentures into shares of Common Stock at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or initially at a price of $55.1425 per share of Common Stock. The effective conversion price will increase as the accreted value of the Zero Coupon Debentures increases. The Company may redeem any of the Zero Coupon Debentures on or after June 30, 2005 at the accreted discounted amount at the time of redemption. Holders may require the Company to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010, and June 30, 2015 at the accreted discounted amount at the respective periods. As evidenced by market transactions, the estimated fair value of the Zero Coupon Debentures was $554.0 million at December 31, 2000.

12. 5% CONVERTIBLE SUBORDINATED PREFERRED EQUIVALENT DEBENTURES

     In November 1997, the Company completed a private placement of $402.5 million principal amount of Convertible Preferred Debentures. The net proceeds from the Convertible Preferred Debentures were $390.9 million. The conversion price of the Convertible Preferred Debentures as adjusted for the Spin-off is $53.34 per share of Common Stock. The Convertible Preferred Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness of the Company. The Convertible Preferred Debentures bear interest at an annual rate of 5%, and the Company has the right to defer payments of interest by extending the quarterly interest payment period for up to 20 consecutive quarters at any time when the Company is not in default in the payment of interest. As evidenced by market transactions, the estimated fair value of the Convertible Preferred Debentures was $409.5 million and $307.9 million as of December 31, 2000 and December 31, 1999, respectively.

13. STOCKHOLDERS' EQUITY

  Authorized Shares

     The Company is authorized to issue 250.0 million shares of Common Stock. The Company is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock. As of December 31, 2000, except as described below, no preferred stock has been issued.

     The Company has authorized and issued one share of $1.00 par value Series A Preferred Stock. In connection with the acquisition of Alpine, the one share of Series A Preferred Stock was issued to a trustee, and will be held for the benefit of the former Alpine shareholders. The former Alpine shareholders were issued an exchangeable security in one of the Company's Canadian subsidiaries that is exchangeable for Common Stock on a one-for-one basis. The one share of Series A Preferred Stock entitles the trustee to vote, essentially as a proxy for the former Alpine shareholders who have not yet exchanged their exchangeable securities into shares of Common Stock, the same number of votes as could be voted if the former Alpine shareholders had exchanged the exchangeable securities for Common Stock. As the exchangeable securities are exchanged, the

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES number of votes to which the Series A Preferred Stock is entitled decreases and the voting rights of the Series A Preferred Stock will be eliminated entirely when there are no more outstanding exchangeable securities. The Series A Preferred Stock has a $1.00 liquidation preference, has no class voting rights and votes together with the Common Stock. Except for the specific voting rights and the $1.00 liquidation preference, the Series A Preferred Stock has no other rights or preferences.

  Stock Repurchase Plan

     In December 1997, the WII Board of Directors instituted a stock repurchase program under which up to $100.0 million of WII common stock could be purchased in open market transactions or in privately negotiated transactions. Pursuant to this program, WII purchased approximately 1.0 million shares of its common stock during 1998. In connection with the Merger, the stock repurchase program was discontinued and the repurchased shares retired.

14. STOCK-BASED COMPENSATION

  Stock Option Plans

     The Company has a number of stock option plans pursuant to which directors, officers and other key employees may be granted options to purchase shares of Common Stock at the fair market value on the date of grant.

     The Company has in effect a 1991 Employee Stock Option Plan ("1991 ESO Plan"), a 1992 Employee Stock Option Plan ("1992 ESO Plan") and a 1998 Employee Stock Option Plan ("1998 ESO Plan"). Under these plans, options to purchase up to an aggregate of 18.0 million shares of Common Stock may be granted to officers and key employees of the Company (including directors who are also key employees). At December 31, 2000, approximately 1.7 million shares were available for granting under such plans.

     In connection with the Spin-off, the stock options outstanding as of the Spin-off Date were adjusted such that 1998 ESO Plan option holders received options only in the company for which they worked. The exercise prices, as well as the number of shares under the 1998 ESO Plan, were adjusted so that the options immediately before the Spin-off had equivalent economic terms to the options immediately after the Spin-off. Options holders of the 1991 ESO Plan and 1992 ESO Plan received options for both the Company and Grant Prideco. The exercise prices were adjusted so that the options immediately before the Spin-off had equivalent economic terms to the options immediately after the Spin-off.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     Stock options vest after one to three years and expire after ten to thirteen years from the date of grant. Information about the above stock option plans and predecessor plans for the three years ended December 31, 2000, is set forth below:

                                                                              WEIGHTED
                                                                               AVERAGE
                                               NUMBER                         EXERCISE
                                                 OF           RANGE OF          PRICE
                                               SHARES      EXERCISE PRICES    PER SHARE
                                             ----------   -----------------   ---------
Options outstanding, December 31, 1997.....   2,423,836    $ 4.69  - $32.19    $19.08
  Granted..................................   4,855,423     18.13  -  50.50     20.33
  Exercised................................  (1,195,584)     7.11  -  40.76     31.40
  Terminated...............................     (24,971)    12.67  -  40.76     35.70
                                             ----------
Options outstanding, December 31, 1998.....   6,058,704      4.69  -  50.50     18.96
  Granted..................................   2,242,780     17.00  -  40.76     27.94
  Exercised................................    (286,000)     6.88  -  32.19     11.81
  Terminated...............................    (468,161)     9.00  -  40.76     20.78
                                             ----------
Options outstanding, December 31, 1999.....   7,547,323      4.69  -  50.50     21.78
  Granted before Spin-off..................     394,000     35.75  -  50.50     39.08
  Exercised before Spin-off................     (60,550)    27.11  -  44.01     38.17
  Terminated before Spin-off...............  (1,056,018)    12.37  -  40.76     21.08
  Adjustment for Spin-off..................   3,126,245     (1.69) - (18.14)    (8.24)
  Granted after Spin-off...................   5,640,000     35.88  -  47.63     36.84
  Exercised after Spin-off.................    (291,058)     5.17  -  26.20     15.36
  Terminated after Spin-off................    (227,205)    11.50  -  36.75     21.15
                                             ----------
Options outstanding, December 31, 2000.....  15,072,737      3.00  -  47.63     22.82
                                             ----------
Options exercisable, December 31, 2000.....   1,646,754      3.00  -  32.36     12.11
                                             ==========

     The 15.1 million options outstanding at December 31, 2000, have a weighted average remaining contractual life of 11.13 years. The 1.6 million options exercisable at December 31, 2000, have a weighted average remaining contractual life of 7.51 years.

  Pro Forma Compensation Expense

     As permitted under SFAS 123, Accounting for Stock Based Compensation, the Company uses the intrinsic value method of accounting established by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of Common Stock on the grant date.

     The following is a summary of the Company's net income (loss) and earnings
(loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for 2000, 1999 and 1998, respectively: expected volatility of 45.44%, 56.04% and 51.23%, risk-free interest rate of 6.2%, 5.8% and 5.1%, expected life of 4.9, 7.0 and 7.0 years and no expected dividends. The weighted average fair value of the options granted in 2000, 1999 and 1998 is $18.09, $17.22 and $11.97, respectively. The estimated fair value of the options is amortized to expense over the options' vesting period.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     The pro forma information for the year ended December 31, 1998, reflects the pro forma expense associated with the accelerated vesting of options in connection with the Merger. The pro forma information is not meant to be representative of the effects on reported net income for future years.

                                    2000                      1999                      1998
                           -----------------------   -----------------------   -----------------------
                           AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                           -----------   ---------   -----------   ---------   -----------   ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)........   $(42,350)    $(70,079)    $(20,875)    $(33,659)    $ 64,837      $55,107
Basic earnings (loss) per
  share..................      (0.39)       (0.64)       (0.21)       (0.33)        0.67         0.57
Diluted earnings (loss)
  per share..............      (0.39)       (0.64)       (0.20)       (0.33)        0.67         0.57

  Executive Deferred Compensation Plan

     In May 1992, the Company's stockholders approved the Executive Deferred Compensation Stock Ownership Plan (the "EDC Plan"). Under the EDC Plan, a portion of the compensation for certain key employees of the Company, including officers and employee directors, can be deferred for payment after retirement or termination of employment.

     The Company has established a grantor trust to fund the benefits under the EDC Plan. The funds provided to such trust are invested by a trustee independent of the Company in Common Stock, which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the Common Stock held by the trust and the liability of the Company under the EDC Plan are included in the accompanying Consolidated Balance Sheets as Treasury Stock, Net.

15. RETIREMENT AND EMPLOYEE BENEFIT PLANS

     The Company has defined contribution plans covering certain of its employees. Expenses related to these plans totaled $4.5 million, $4.0 million and $3.8 million in 2000, 1999 and 1998, respectively.

16. INCOME TAXES

     The components of income (loss) before income taxes were as follows:

                                                          2000      1999       1998
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Domestic...............................................  $53,978   $17,039   $(76,900)
Foreign................................................   17,297    11,345     70,815
                                                         -------   -------   --------
                                                         $71,275   $28,384   $ (6,085)
                                                         =======   =======   ========

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company's income tax provision (benefit) from continuing operations consisted of the following:

                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Current
  U.S. federal and state income taxes................  $  3,602   $  1,023   $(15,506)
  Foreign............................................    30,883     23,170     26,198
                                                       --------   --------   --------
          Total Current..............................    34,485     24,193     10,692
                                                       --------   --------   --------
Deferred
  U.S. federal.......................................    84,137     (5,747)   (12,017)
  Foreign............................................    (9,172)    (9,969)    (3,972)
                                                       --------   --------   --------
          Total Deferred.............................    74,965    (15,716)   (15,989)
                                                       --------   --------   --------
                                                       $109,450   $  8,477   $ (5,297)
                                                       ========   ========   ========

     Total income tax provision (benefit) was recorded as follows:

                                                          2000       1999      1998
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Income (loss) from continuing operations..............  $109,450   $  8,477   $(5,297)
Income (loss) from discontinued operations............      (888)   (11,199)   39,848
                                                        --------   --------   -------
                                                        $108,562   $ (2,722)  $34,551
                                                        ========   ========   =======

     The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes for the three years ended December 31, 2000 is analyzed below:

                                                            2000      1999     1998
                                                          --------   ------   -------
                                                                (IN THOUSANDS)
Statutory federal income tax rate.......................  $ 24,946   $9,934   $(2,130)
Effect of state income tax, net and Alternative Minimum
  Tax...................................................       (98)     754       866
Effect of domestic non-deductible expenses..............     9,930    4,246     3,714
Change in valuation allowance...........................       568       --        --
Effect of foreign income tax, net.......................       (96)  (3,910)   (1,760)
Foreign Sales Corporation benefit.......................        --   (1,742)     (104)
Effect of acquisitions and dispositions.................    76,517       --    (4,548)
Other...................................................    (2,317)    (805)   (1,335)
                                                          --------   ------   -------
                                                          $109,450   $8,477   $(5,297)
                                                          ========   ======   =======

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Domestic and foreign operating losses.....................  $  40,695   $ 37,374
  Accrued liabilities and reserves..........................     50,412     69,714
  Tax credits...............................................     37,127     14,349
  Unremitted foreign earnings...............................      7,960      3,143
  Differences between financial and tax basis inventory.....     21,642     10,600
  Valuation allowance.......................................    (25,578)   (25,615)
                                                              ---------   --------
          Total deferred tax assets.........................  $ 132,258   $109,565
                                                              ---------   --------
Deferred tax liabilities:
  Property, plant and equipment.............................  $ (86,357)  $(47,236)
  Goodwill..................................................     (2,377)   (18,882)
  Other differences between financial and tax basis.........    (75,717)        --
                                                              ---------   --------
          Total deferred tax liability......................   (164,451)   (66,118)
                                                              ---------   --------
Net deferred tax asset (liability ).........................  $ (32,193)  $ 43,447
                                                              =========   ========

     The change in valuation allowance in 2000 primarily relates to the utilization of U.S. tax credit carryforwards and management's assessment that future foreign source income will be sufficient to enable the Company to utilize tax credit carryforwards that would have expired in 2000. Other differences between financial and tax basis of $75.7 million consists primarily of the amounts resulting from the anticipated exchange of a consolidated subsidiary for an equity method investment in connection with the Universal merger (see Note
2).

     At December 31, 2000, the Company had $117.1 million of net operating losses, $6.4 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic net operating losses is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating the losses. Loss carryforwards, if not utilized, will expire at various dates through 2020.

     At December 31, 2000, the Company had approximately $28.9 million of foreign tax credits, $1.2 million of general business credits, and $4.9 million of alternative minimum tax credits available to offset future payments of federal income taxes, expiring in varying amounts between 2003 and 2013. The alternative minimum tax credits may be carried forward indefinitely under current U.S. law.

17. DISPUTES, LITIGATION AND CONTINGENCIES

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

18. COMMITMENTS

  Sale and Leaseback of Equipment

     The Company's Compression Services Division entered into various sale and leaseback arrangements where it sold $299.9 million of compression units as of December 31, 2000. Under these arrangements, legal title to the compression units was sold to third parties and leased back to the division under a five-year operating lease with a market-based purchase option.

     As of December 31, 1999, the Compression Services Division sold compressors under these arrangements for which it received cash equal to the appraised value of $239.8 million. These sales resulted in a pre-tax deferred gain of $77.3 million. During the year ended December 31, 2000, the Compression Services Division sold additional compressors for which it received cash equal to the appraised value of $60.1 million. The 2000 sales resulted in an additional pre-tax deferred gain of approximately $17.3 million. The pre-tax deferred gains are included in Other Liabilities on the accompanying Consolidated Balance Sheets. Total lease expense incurred under these arrangements was approximately $21.3 million and $11.4 million for the years ended December 31, 2000 and 1999, respectively. There was no lease expense for the year ended December 31, 1998. The lease expense is classified as Cost of Services and Rentals in the accompanying Consolidated Statements of Operations.

     Of the proceeds received by the Compression Services Division from the sale and leaseback of the compressor units, $100.0 million was distributed to the Company by the division in 1998 and $65.4 million was distributed to GE Capital as part of the joint venture in 1999. The remaining proceeds of these sales were utilized by the division for internal corporate purposes and growth. The Company guaranteed certain of the obligations with respect to the sale of $200.0 million of the compression units. The remaining sales by the Compression Services Division were done on a non-recourse basis to the Company and are limited solely to the assets of the Compression Services Division. The Company and the Compression Services Division each guaranteed a portion of the residual value of all of the leased equipment under these leases. Subsequent to December 31, 2000, the sale and leaseback arrangements, including the residual value guarantees, were terminated (see Note 2).

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

  Other Operating Leases

     The Company is committed under various other noncancelable operating leases that primarily relate to office space and equipment. Future minimum rental commitments attributable to continuing operations under these noncancelable operating leases are as follows (in thousands):

2001.....................................................   $ 25,706
2002.....................................................     17,969
2003.....................................................     13,774
2004.....................................................     11,204
2005.....................................................      9,559
Thereafter...............................................     40,307
                                                            --------
                                                            $118,519
                                                            ========

     Total rent expense incurred under operating leases attributable to continuing operations was approximately $38.0 million, $31.0 million and $26.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

  Other Commitments

     In the fourth quarter of 1999 the Compression Services Division sold its manufacturing facility in Corpus Christi, Texas for $14.6 million. Under terms of the sale, the Compression Services Division has agreed to make purchases from that facility for approximately $38.0 million over a five-year period. As of December 31, 2000, the Company had purchased $14.4 million from the facility.

19. RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of $3.1 million, $3.0 million and $3.1 million during 2000, 1999 and 1998, respectively, with a law firm in which a former director and a former executive officer of the Company were partners.

     During 1999, the Company completed the acquisition of Christiana Companies, Inc. ("Christiana") for approximately 4.4 million shares of Common Stock and $20.6 million cash. One of the members of the Company's Board of Directors was also the Chairman and Chief Executive Officer of Christiana. In the acquisition, the Company acquired through Christiana (1) 4.4 million shares of the Company's Common Stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, LLC, a refrigerated warehouse, trucking and logistics company. The 4.4 million shares of Common Stock acquired are classified as Treasury Stock, Net on the accompanying Consolidated Balance Sheets. Because the number of shares of Common Stock issued in the Christiana acquisition approximated the number of shares of Common Stock held by Christiana prior to the acquisition, the Christiana acquisition had no material effect on the outstanding number of shares of Common Stock or net equity of the Company. In September 2000, the Company sold the one-third interest in Total Logistic Control, LLC to C2, Inc. for $8.3 million. The aforementioned member of the Company's Board of Directors was also a director of C2, Inc.

     In 1998, the Company paid Lehman Brothers Inc., an affiliate of Lehman Brothers Holding Inc., a stockholder of the Company, approximately $3.0 million for fees associated with the Merger. The fee arrangements associated with this transaction were on terms standard in the industry.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

20. SEGMENT INFORMATION

  Geographic Segments

     Financial information by geographic segment, as provided to the chief operating decision maker, for each of the three years ended December 31, 2000, is summarized below. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are long-term assets excluding deferred tax assets of $60.2 million, $66.1 million, and $16.7 million for 2000, 1999 and 1998, respectively, and net assets of discontinued operations.

                       REVENUES FROM UNAFFILIATED CUSTOMERS            LONG-LIVED ASSETS
                       ------------------------------------   ------------------------------------
                         FOR THE YEAR ENDED DECEMBER 31,               AS OF DECEMBER 31,
                       ------------------------------------   ------------------------------------
                          2000         1999         1998         2000         1999         1998
                       ----------   ----------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS)
United States........  $  837,440   $  589,815   $  634,222   $1,106,303   $1,162,077   $  674,243
Canada...............     364,487      229,672      233,304      399,225      298,394      288,091
Latin America........     173,481      108,247      124,434      221,259      168,109      128,141
Europe...............     158,815      140,458      162,738      283,789      319,957      149,231
Africa...............      93,390       77,190       91,307       33,023       28,376       40,012
Asia Pacific.........     129,676       50,260       63,838       88,673       30,870       42,134
Middle East..........      56,972       44,558       54,006       27,516       16,919       22,715
                       ----------   ----------   ----------   ----------   ----------   ----------
          Total......  $1,814,261   $1,240,200   $1,363,849   $2,159,788   $2,024,702   $1,344,567
                       ==========   ==========   ==========   ==========   ==========   ==========

  Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. In 1999, the Company redefined its business segments into four separate groups as determined by the chief operating decision maker: drilling and intervention services, completion systems, artificial lift systems and compression services. The following information has been restated for all periods presented to reflect this regrouping.

     The Company's drilling and intervention services segment provides drilling services and equipment rental, well installation services, cementing products, underbalanced drilling and specialty pipeline services.

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     Financial information by industry segment for each of the three years ended December 31, 2000 is summarized below. The total assets do not include the net assets of discontinued operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                          DRILLING
                                            AND                     ARTIFICIAL
                                        INTERVENTION   COMPLETION      LIFT      COMPRESSION
                                          SERVICES      SYSTEMS      SYSTEMS      SERVICES     CORPORATE     TOTAL
                                        ------------   ----------   ----------   -----------   ---------   ----------
                                                                       (IN THOUSANDS)
2000
  Revenues from unaffiliated
    customers.........................   $  881,586     $220,624     $439,410     $272,641     $     --    $1,814,261
  EBITDA, before impairment
    charges(a)........................      276,952       19,743       67,760       45,161      (33,861)      375,755
  Impairment charges for assets to be
    disposed of.......................           --           --           --       16,301       40,017        56,318
  Depreciation and amortization.......      104,219       27,176       25,509       39,120        3,085       199,109
  Operating income (loss).............      172,733       (7,433)      42,251      (10,260)     (76,963)      120,328
  Total assets........................    1,284,387      538,898      684,853      653,802      299,639     3,461,579
  Capital expenditures for property,
    plant, and equipment..............      123,402       34,735       18,438       85,093        4,892       266,560
  Non-cash portion of impairment
    charges...........................           --           --           --       16,301       35,363        51,664
1999
  Revenues from unaffiliated
    customers.........................   $  599,618     $121,136     $293,529     $225,917     $     --    $1,240,200
  EBITDA(a)...........................      173,432       (7,428)      36,519       54,699      (23,746)      233,476
  Depreciation and amortization.......       97,151       14,117       20,064       33,125        2,201       166,658
  Operating income (loss).............       76,281      (21,545)      16,455       21,574      (25,947)       66,818
  Total assets........................    1,117,884      424,505      615,887      662,695      138,957     2,959,928
  Capital expenditures for property,
    plant, and equipment..............       46,074       10,731       10,347       94,755       12,393       174,300
1998
  Revenues from unaffiliated
    customers.........................   $  739,079     $118,093     $329,196     $177,481     $     --    $1,363,849
  EBITDA, before merger costs and
    other charges(a)..................      269,096        8,471       40,760       41,671      (24,219)      335,779
  Merger costs and other charges(b)...       40,785        4,170       40,800        1,500       72,795       160,050
  Depreciation and amortization.......       87,382        8,113       19,183       23,079        1,801       139,558
  Operating income (loss).............      140,929       (3,812)     (19,223)      17,092      (98,815)       36,171
  Total assets........................      823,836      198,311      592,370      388,220       90,664     2,093,401
  Capital expenditures for property,
    plant, and equipment..............      103,793        7,818       20,946       32,465        2,755       167,777
  Non-cash portion of merger costs and
    other charges.....................       35,311        4,170       30,367        1,500       22,747        94,095

---------------

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization, excluding the impact of impairment charges for assets to be disposed of and merger costs and other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under generally accepted accounting principles, in particular cash flow from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

(b) Includes inventory write-downs of $22.4 million, which have been classified as Cost of Products in the accompanying Consolidated Statements of Operations.

  Major Customers and Credit Risk

     Essentially all of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies or are secured by letters of credit or similar arrangements.

     In 2000, 1999 and 1998 there was no individual customer who accounted for 10% of consolidated revenues.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tabulation sets forth unaudited quarterly financial data for 2000 and 1999.

                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.       TOTAL
                                                 --------   --------   --------   --------     ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Revenues.....................................  $395,382   $421,848   $462,170   $534,861     $1,814,261
  Gross Profit.................................   114,390    127,378    139,775    171,771        553,314
  Income from Continuing Operations............     9,993     13,204     21,523    (83,612)(a)    (38,892)
  Loss from Discontinued Operations............    (3,458)        --         --         --         (3,458)
  Net Income (Loss)............................     6,535     13,204     21,523    (83,612)(a)    (42,350)
  Basic Earnings (Loss) Per Share:
    Continuing Operations......................  $   0.09   $   0.12   $   0.20   $  (0.76)    $    (0.36)
    Discontinued Operations....................     (0.03)        --         --         --          (0.03)
                                                 --------   --------   --------   --------     ----------
         Net Income (Loss).....................  $   0.06   $   0.12   $   0.20   $  (0.76)    $    (0.39)
                                                 ========   ========   ========   ========     ==========
  Diluted Earnings (Loss) Per Share:
    Continuing Operations......................  $   0.09   $   0.12   $   0.19   $  (0.76)    $    (0.36)
    Discontinued Operations....................     (0.03)        --         --         --          (0.03)
                                                 --------   --------   --------   --------     ----------
         Net Income (Loss).....................  $   0.06   $   0.12   $   0.19   $  (0.76)    $    (0.39)
                                                 ========   ========   ========   ========     ==========
1999
  Revenues.....................................  $265,341   $278,588   $323,632   $372,639     $1,240,200
  Gross Profit.................................    82,387     76,834     87,231    105,053        351,505
  Income from Continuing Operations............     3,762      1,933      3,022      7,489         16,206
  Loss from Discontinued Operations............    (1,224)    (3,953)   (14,115)   (17,789)       (37,081)
  Net Income (Loss)............................     2,538     (2,020)   (11,093)   (10,300)       (20,875)
  Basic Earnings (Loss) Per Share:
    Continuing Operations......................  $   0.04   $   0.02   $   0.03   $   0.07     $     0.16
    Discontinued Operations....................     (0.01)     (0.04)     (0.14)     (0.16)         (0.37)
                                                 --------   --------   --------   --------     ----------
      Net Income (Loss)........................  $   0.03   $  (0.02)  $  (0.11)  $  (0.09)    $    (0.21)
                                                 ========   ========   ========   ========     ==========
  Diluted Earnings (Loss) Per Share:
    Continuing Operations......................  $   0.04   $   0.02   $   0.03   $   0.07     $     0.16
    Discontinued Operations....................     (0.01)     (0.04)     (0.14)     (0.16)         (0.36)
                                                 --------   --------   --------   --------     ----------
         Net Income (Loss).....................  $   0.03   $  (0.02)  $  (0.11)  $  (0.09)    $    (0.20)
                                                 ========   ========   ========   ========     ==========

---------------

(a) The Company incurred $56.3 million of pre-tax impairment charges for assets to be disposed of in the fourth quarter of 2000 related to the merger of essentially all of the Company's Compression Services Division into Universal. The effect of these charges, net of tax, is $43.0 million. The Company also provided for deferred taxes of $76.5 million due to the anticipated exchange of a consolidated subsidiary for an equity method investment (see Note 2).

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          1. The consolidated financial statements of the Company are listed on page 40 this report.

          2. The financial statement schedule is on page 40 of this report.

          3. The exhibits of the Company are listed below under Item 14 (c).

     (b) Reports on Form 8-K

          1. Current Report on Form 8-K dated December 21, 2000, updating the Company's operations and results for the fourth quarter of 2000 and its expectations for the next year.

          2. Current Report on Form 8-K dated October 23, 2000, announcing the following:

             (i) the agreement to merge all of the Company's Global Compression Services division with and into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, and

             (ii) the Company's earnings for the three and nine months ended September 30, 2000.

     (c) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2.1          -- Agreement and Plan of Merger dated October 23, 2000 by
                            and among Weatherford International, Inc., WEUS Holding,
                            Inc., Enterra Compression Company, Universal Compression
                            Holdings, Inc. and Universal Compression, Inc.
                            (incorporated by reference to Exhibit 10.1 to the Current
                            Report on Form 8-K of Universal Compression Holdings,
                            Inc. (File No. 001-15843) and Universal Compression, Inc.
                            (File No. 333-48279) filed on October 26, 2000).
            2.2          -- Purchase Agreement, dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding,
                            Inc., Enterra Compression Company, Global Compression
                            Service, Inc. and General Electric Capital Corporation
                            (incorporated by reference to Exhibit F to the Schedule
                            13D, with respect to the common stock of Universal
                            Compression Holdings, Inc., filed by Weatherford
                            International, Inc. and WEUS Holding, Inc. on November 2,
                            2000).
            2.3          -- Share Sale Agreement dated September 2, 1999, between the shareholders of Petroline Wellsystems Limited and
                            Weatherford Eurasia Limited and Weatherford
                            International, Inc. (including Registration Rights
                            Undertaking attached as Annex A)(incorporated by
                            reference to Exhibit 10.1 to Form 8-K (File 1-13086)
                            filed September 7, 1999).
            2.4          -- Agreement and Plan of Reorganization dated September 14,
                            1999, among Williams Tool Co., the shareholders of
                            Williams Tool Co., the shareholders of Williams Tool Co.
                            (Canada) Inc. (formerly 598148 Alberta Ltd.), Weatherford
                            International, Inc. and Weatherford Acquisition, Inc.
                            (incorporated by reference to Exhibit 10.1 to Form 8-K
                            (File 1-13086) filed September 24, 1999).
            2.5          -- Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey
                            International Inc. and certain subsidiaries of Dailey
                            named therein (incorporated by reference to Exhibit 2.1
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1999 (File 1-13086)).
            2.6          -- Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc.
                            (incorporated by reference to Exhibit 2.1 to Amendment
                            No. 1 to Form 8-K on Form 8-K/A, File 1-13086, filed
                            March 9, 1998).
            2.7          -- Amendment No. 1 dated as of April 17, 1998, to the
                            Agreement and Plan of Merger dated as of March 4, 1998,
                            by and between EVI, Inc. and Weatherford Enterra, Inc.
                            (incorporated by reference to Exhibit 2.2 to Form 8-K,
                            File 1-13086, filed April 21, 1998).
            2.8          -- Amendment No. 2 dated as of April 22, 1998, to the
                            Agreement and Plan of Merger dated as of March 4, 1998,
                            as amended by and between EVI, Inc. and Weatherford
                            Enterra, Inc. (incorporated by reference to Exhibit 2.3
                            to Form 8-K, File 1-13086, filed April 23, 1998).
            2.9          -- Share Purchase Agreement made and entered into as of
                            January 30, 1998, by and among the shareholders of Nika
                            Enterprises Ltd., an Alberta corporation, listed on the
                            signature pages thereto and EVI Oil Tools Canada Ltd., an
                            Alberta corporation (incorporated by reference to Exhibit
                            2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2.10         -- Amendment No. 1 dated as of May 26, 1998, to the
                            Agreement and Plan of Merger dated as of December 12,
                            1997 and to the Agreement dated as of December 12, 1997,
                            by and among EVI, Inc., Christiana Acquisition, Inc.,
                            Christiana Companies, Inc., C2, Inc. and Total Logistic
                            Control, LLC (incorporated by reference to Exhibit 2.18
                            to the Registration Statement on Form S-4, as amended
                            (Reg. No. 333-58741)).
            2.11         -- Amended and Restated Agreement and Plan of Merger among
                            Weatherford International, Inc., Christiana Acquisition,
                            Inc., Christiana Companies, Inc. and C2, Inc. dated as of
                            October 14, 1998 (incorporated by reference to Exhibit
                            2.19 to the Registration Statement on Form S-4 (Reg. No.
                            333-65663)).
            2.12         -- Amendment No. 2 to Logistic Purchase Agreement by and
                            among Weatherford International, Inc., Total Logistic
                            Control, LLC, Christiana Companies, Inc. and C2, Inc.
                            dated as of October 12, 1998 (incorporated by reference
                            to Exhibit 2.20 to the Registration Statement on Form S-4
                            (Reg. No. 333-65663)).
            2.13         -- Amendment No. 1 to Amended and Restated Agreement and
                            Plan of Merger, by and among Weatherford International,
                            Inc., Christiana Acquisition, Inc., Christiana Companies,
                            Inc. and C2, Inc. dated as of January 5, 1999
                            (incorporated by reference to Exhibit 2.21 to the
                            Registration Statement on Form S-4 (Reg. No. 333-65663)).
            2.14         -- Amendment No. 3 to Logistic Purchase Agreement, by and
                            among Weatherford International, Inc., Total Logistic
                            Control, LLC, Christiana Companies, Inc. and C2, Inc.
                            dated as of January 5,1999 (incorporated by reference to
                            Exhibit 2.22 to the Registration Statement on Form S-4
                            (Reg. No. 333-65663)).
            3.1          -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1998 (File No. 1-13086)).
            3.2          -- Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K, File 1-13086,
                            filed June 2, 1998).
            3.3          -- Certificate of Destination of the Registrant's Series A
                            Preferred Stock, par value $1.00 per share (incorporated
                            by reference to Exhibit 3.3 to Registration Statement on
                            Form S-3 (Reg. No. 333-41344)).
            4.1          -- See Exhibit Nos. 3.1 and 3.2 for provisions of the
                            Amended and Restated Certificate of Incorporation and
                            Amended and Restated By-Laws of the Registrant defining
                            the rights of the holders of Common Stock.
            4.2          -- Amended and Restated Credit Agreement dated as of May 27,
                            1998, among EVI Weatherford, Inc., EVI Oil Tools Canada
                            Ltd., Chase Bank of Texas, National Association, as U.S.
                            Administrative Agent, The Bank of Nova Scotia, as
                            Documentation Agent and Canadian Agent, ABN AMRO Bank,
                            N.V., as Syndication Agent, and the other Lenders defined
                            therein, including the forms of Notes (incorporated by
                            reference to Exhibit 4.1 to the Form 8-K, File 1-13086,
                            filed June 16, 1998).
            4.3          -- Indenture dated May 17, 1996, between Weatherford
                            Enterra, Inc. and Bank of Montreal Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to
                            Weatherford Enterra, Inc.'s Current Report on Form 8-K,
                            File No. 1-7867, dated May 28, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            4.4          -- First Supplemental Indenture dated and effective as of
                            May 27, 1998, by and among EVI Weatherford, Inc., the
                            successor by merger to Weatherford Enterra, Inc., and
                            Bank of Montreal Trust Company, as Trustee (incorporated
                            by reference to Exhibit No. 4.1 to Form 8-K, File
                            1-13086, filed June 2, 1998).
            4.5          -- Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May
                            15, 2006 (incorporated by reference to Exhibit 4.2 to
                            Weatherford Enterra, Inc.'s Current Report on Form 8-K,
                            File No. 1-7867, dated May 28, 1996).
            4.6          -- Indenture dated as of October 15, 1997, between EVI, Inc.
                            and The Chase Manhattan Bank, as Trustee (incorporated by
                            reference to Exhibit 4.13 to the Registration Statement
                            on Form S-3 (Reg. No. 333-45207)).
            4.7          -- First Supplemental Indenture dated as of October 28,
                            1997, between EVI, Inc. and The Chase Manhattan Bank, as
                            Trustee (including form of Debenture) (incorporated by
                            reference to Exhibit 4.2 to Form 8-K, File 1-13086, filed
                            November 5, 1997).
            4.8          -- Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated,
                            Donaldson, Lufkin & Jenrette Securities Corporation,
                            Credit Suisse First Boston Corporation, Lehman Brothers
                            Inc., Prudential Securities Incorporated and Schroder &
                            Co. Inc. (incorporated by reference to Exhibit 4.3 to
                            Form 8-K, File 1-13086, filed November 5, 1997).
            4.9          -- Participation Agreement dated December 8, 1998 by and
                            among Weatherford Enterra Compression Company, L.P., ABN
                            AMRO Bank N.V., as Administrative Agent, Arranger and
                            Syndication Agent, Chase Bank of Texas, National
                            Association, and the Lessors listed on Schedule I thereto
                            (incorporated by reference to Exhibit 4.16 to the
                            Registration Statement on Form S-4 (Reg. No. 333-65663)).
            4.10         -- Master Lease Intended as Security dated as of December 8,
                            1998 between Weatherford Enterra Compression Company,
                            L.P., as Lessee, and ABN AMRO Bank N.V., as
                            Administrative Agent for the Lessors (incorporated by
                            reference to Exhibit 4.17 to the Registration Statement
                            on Form S-4 (Reg. No. 333-65663)).
            4.11         -- Guaranty Agreement dated as of December 8, 1998 between
                            Weatherford International, Inc. and ABN AMRO Bank N.V.,
                            as Administrative Agent for the Lessors (incorporated by
                            reference to Exhibit 4.18 to the Registration Statement
                            on Form S-4 (Reg. No. 333-65663)).
            4.12         -- Registration Rights Agreement, dated as of February 9,
                            2001, between WEUS Holding, Inc. and Universal
                            Compression Holdings, Inc. (incorporated by reference to
                            Exhibit 4.3 to the Quarterly Report on Form 10-Q of
                            Universal Compression Holdings, Inc. (File No. 001-15843)
                            filed on February 14, 2001).
            4.13         -- Second Supplemental Indenture dated June 30, 2000,
                            between Weatherford International, Inc. and The Bank of
                            New York, as successor trustee to Bank of Montreal Trust
                            (including form of Debenture) (incorporated by reference
                            to Exhibit 4.1 to Current Report on Form 8-K (File No.
                            1-13086) filed July 10, 2000).
            4.14         -- Registration Rights Agreement dated June 30, 2000,
                            between Weatherford International, Inc. and Morgan
                            Stanley & Co. Incorporated (incorporated by reference to
                            Exhibit 4.2 to Current Report on Form 8-K (File No.
                            1-13086) filed July 10, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.1          -- Voting Agreement, dated as of February 9, 2001, among
                            Weatherford International, Inc., WEUS Holding, Inc. and
                            Universal Compression Holdings, Inc. (incorporated by
                            reference to Exhibit 4.1 to the Quarterly Report on Form
                            10-Q of Universal Compression Holdings, Inc. (File No.
                            001-15843) filed on February 14, 2001).
           10.2          -- Transition Services Agreement, dated as of February 9,
                            2001, between Weatherford International, Inc. and
                            Weatherford Global Compression Services, L.P.
                            (incorporated by reference to Exhibit 10.1 to the
                            Quarterly Report on Form 10-Q of Universal Compression
                            Holdings, Inc. (File No. 001-15843) filed on February 14,
                            2001).
          *10.3          -- Employment Agreement with Mark Hopmann and Gary Warren
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
          *10.4          -- Amended and Restated Employment Agreement dated as of
                            January 28, 2000, between Weatherford International, Inc.
                            and Bruce F. Longaker, Jr. (incorporated by reference to
                            Exhibit 10.3 to the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2000 (File No.
                            1-13086)).
          *10.5          -- Weatherford Enterra, Inc. Non-Employee Director Stock
                            Option Plan, as amended and restated (incorporated by
                            reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997 (File No. 1-7867)).
          *10.6          -- Weatherford International Incorporated 1987 Stock Option
                            Plan, as amended and restated (incorporated by reference
                            to Exhibit 10.3 to Weatherford Enterra, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1996
                            (File No. 1-7867)).
          *10.7          -- Weatherford Enterra, Inc. 1991 Stock Option Plan, as
                            amended and restated (incorporated by reference to
                            Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1996 (File
                            No. 1-7867)).
          *10.8          -- Weatherford Enterra, Inc. Amended and Restated Employee
                            Stock Purchase Plan (incorporated by reference to Exhibit
                            4.19 to the Company's Registration Statement on Form S-8
                            (Reg. No. 333-53633)).
          *10.9          -- Weatherford Enterra, Inc. Restricted Stock Incentive
                            Plan, as amended and restated (incorporated by reference
                            to Exhibit 10.6 to Weatherford Enterra, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1996
                            (File No. 1-7867)).
          *10.10         -- Indemnification Agreements with Robert K. Moses, Jr.
                            (incorporated by reference to Exhibit 10.10 to
                            Weatherford Enterra, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1987 (File No. 1-7867));
                            Philip Burguieres (incorporated by reference to Exhibit
                            10.4 to Weatherford Enterra, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1991 (File No.
                            1-7867)); William E. Macaulay (incorporated by reference
                            to Exhibit 10.2 to Weatherford Enterra, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1995 (File No. 1-7867)); and Jon Nicholson (incorporated
                            by reference to Exhibit 10.2 to Weatherford Enterra,
                            Inc.'s Annual Report on Form 10-K for the year ended
                            December 31, 1996 (File No. 1-7867)).
          *10.11         -- Employment Agreement dated as of June 15, 1998, between
                            EVI Weatherford, Inc. and Philip Burguieres (incorporated
                            by reference to Exhibit No. 10.9 to Form 10-Q, File
                            1-13086, filed August 14, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *10.12         -- Weatherford International, Inc. Executive Deferred
                            Compensation Stock Ownership Plan and related Trust
                            Agreement (incorporated by reference to Exhibit 10.4 to
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
          *10.13         -- Weatherford International, Inc. Non-Employee Director
                            Deferred Compensation Plan (incorporated by reference to
                            Exhibit 10.5 to the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2000 (File No.
                            1-13086)).
          *10.14         -- Energy Ventures, Inc. 1991 Non-Employee Director Stock
                            Option Plan and Form of Agreement (incorporated by
                            reference to Form 10-Q, File 1-13086, filed August 8,
                            1991).
          *10.15         -- Energy Ventures, Inc. 1992 Employee Stock Option Plan, as
                            amended (incorporated by reference to Exhibit 4.7 to the
                            Registration Statement on Form S-8 (Reg. No. 333-13531)).
          *10.16         -- Energy Ventures, Inc. Employee Stock Option Plan
                            (incorporated by reference to Exhibit 4.1 to the
                            Registration Statement on Form S-8 (Reg. No. 33-31662)).
          *10.17         -- Form of Stock Option Agreement under the Company's
                            Employee Stock Option Plan (incorporated by reference to
                            Exhibit 4.2 to the Registration Statement on Form S-8
                            (Reg. No. 33-31662)).
          *10.18         -- Amended and Restated Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.1 to Form
                            10-Q, File 1-13086, filed August 12, 1995).
          *10.19         -- Employment Agreements with each of Bernard J.
                            Duroc-Danner, Frances R. Powell, John C. Coble and Robert
                            Stiles (incorporated by reference to Exhibit No. 10.9 to
                            Form 10-K, File 1-13086, filed March 27, 1998).
          *10.20         -- Amended and Restated Employment Agreement dated January
                            28, 1998, between Weatherford International, Inc. and
                            Curtis W. Huff (incorporated by reference to Exhibit 10.2
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
          *10.21         -- Employment Agreements with E. Lee Colley, III, Donald R.
                            Galletly and Jon R. Nicholson (incorporated by reference
                            to Exhibit 10.21 to the Registrant's Annual Report on
                            Form 10-K for the year ended December 31, 1998 (File No.
                            1-13086)).
          *10.22         -- Weatherford International, Inc. 1998 Employee Stock
                            Option Plan, including form of agreement for officers
                            (incorporated by reference to Exhibit 4.16 to the
                            Registration Statement on Form S-8 (Reg. No. 333-48320)).
          *10.23         -- Form of Stock Option Agreement for Non-Employee Directors
                            dated September 8, 1998 (incorporated by reference to
                            Exhibit 10.23 to Registrant's Annual Report on Form 10-K
                            for the year ended December 31, 1998 (File No. 1-13086)).
          *10.24         -- Form of Warrant Agreement with Robert K. Moses, Jr. dated
                            September 8, 1998 (incorporated by reference to Exhibit
                            10.24 to the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1998 (File No. 1-13086)).
          *10.25         -- Form of Amendment to Stock Option Agreements dated
                            September 8, 1998 for Non-Employee Directors
                            (incorporated by reference to Exhibit 4.17 to the
                            Registration Statement on Form S-8 (Reg. No. 333-36598)).
          *10.26         -- Form of Amendment to Warrant Agreement dated September 8,
                            1998 with Robert K. Moses, Jr. (incorporated by reference
                            to Exhibit 4.18 to the Registration Statement on Form S-8
                            (Reg. No. 333-36598)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.27         -- Formation Agreement dated as of February 2, 1999, by and among Weatherford International, Inc., Weatherford
                            Enterra Compression Company, L.P., General Electric
                            Capital Corporation and Global Compression Services, Inc.
                            (incorporated by reference to Exhibit 10.1 to Form 8-K,
                            File 1-13086, filed February 5, 1999).
           10.28         -- Limited Partnership Agreement of Weatherford Global
                            Compression Services, L.P. dated as of February 2, 1999,
                            by and among Weatherford Global Compression Holding,
                            L.L.C., Weatherford Enterra Compression Company, L.P. and
                            Global Compression Services, Inc. (incorporated by
                            reference to Exhibit 10.2 to Form 8-K, File 1-13086,
                            filed February 5, 1999).
           10.29         -- Limited Liability Company Agreement of Weatherford Global
                            Compression Holding, L.L.C. dated as of February 2, 1999,
                            by and between Weatherford Enterra Compression Company,
                            L.P. and Global Compression Services, Inc. (incorporated
                            by reference to Exhibit 10.3 to Form 8-K, File 1-13086,
                            filed February 5, 1999).
           10.30         -- Registration Rights Agreement dated as of February 2,
                            1999, among Weatherford Global Compression Services,
                            L.P., Weatherford Enterra Compression Company, L.P. and
                            Global Compression Services, Inc. (incorporated by
                            reference to Exhibit 10.4 to Form 8-K, File 1-13086,
                            filed February 5, 1999).
          *10.31         -- Form of Stock Option Agreement for Non-Employee Directors
                            dated July 5, 2000 (incorporated by reference to Exhibit
                            4.16 to Registration Statement on Form S-8 (Reg. No.
                            333-48322)).
          *10.32         -- Form of Warrant Agreement with Robert K. Moses, Jr. dated
                            July 5, 2000 (incorporated by reference to Exhibit 4.17
                            to Registration Statement on Form S-8 (Reg. No.
                            333-48322)).
          *10.33         -- Amendment to Stock Option Programs (incorporated by
                            reference to Exhibit 4.19 to the Registrant's
                            Registration Statement on Form S-8 (Reg. No. 333-36598)).
           10.34         -- Distribution Agreement, dated as of April 14, 2000,
                            between Weatherford International, Inc. and Grant
                            Prideco, Inc. (incorporated by reference to Exhibit 2.1
                            to Registration Statement on Form S-3 of Grant Prideco,
                            Inc. (Reg. No. 333-35272)).
           10.35         -- Subordinated Promissory Note to Weatherford
                            International, Inc. (incorporated by reference to Exhibit
                            4.1 to Registration Statement on Form S-3 of Grant
                            Prideco, Inc. (Reg. No. 333-35272)).
           10.36         -- Tax Allocation Agreement, dated as of April 14, 2000,
                            between Weatherford International, Inc. and Grant
                            Prideco, Inc. (incorporated by reference to Exhibit 10.11
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
           10.37         -- Transition Services Agreement dated as of April 14, 2000 between Weatherford International, Inc. and Grant
                            Prideco, Inc. (incorporated by reference to Exhibit 10.12
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
           10.38         -- Preferred Supplier Agreement, dated as of March 22, 2000 between Weatherford International, Inc. and Grant
                            Prideco, Inc. (incorporated by reference to Exhibit 10.13
                            to Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
           10.39         -- Purchase Agreement, dated June 26, 2000, between
                            Weatherford International, Inc. and Morgan Stanley & Co.
                            Incorporated (incorporated by reference to Exhibit 10.1
                            to Current Report on Form 8-K (File No. 1-13086) filed
                            July 10, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *10.40         -- Change of Control Agreement dated as of June 10, 1998,
                            between Weatherford International, Inc. and Burt Martin
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 2000 (File No. 1-13086)).
         +*10.41         -- Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International,
                            Inc.
          +21.1          -- Subsidiaries of Weatherford International, Inc.
          +23.1          -- Consent of Arthur Andersen LLP.

---------------

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

     (d) Financial Statement Schedule

                                  SCHEDULE II

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                              ADDITIONS
                                                       ------------------------
                                          BALANCE AT   CHARGED TO                              BALANCE AT
                                          BEGINNING    COSTS AND                                 END OF
DESCRIPTION                               OF PERIOD     EXPENSES    COLLECTIONS   DEDUCTIONS     PERIOD
-----------                               ----------   ----------   -----------   ----------   ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:
  Allowance for uncollectible accounts
     receivable.........................   $19,882       $5,158        $308        $(2,067)     $23,281
YEAR ENDED DECEMBER 31, 1999:
  Allowance for uncollectible accounts
     receivable.........................   $19,398       $5,083        $352        $(4,951)     $19,882
YEAR ENDED DECEMBER 31, 1998:
  Allowance for uncollectible accounts
     receivable.........................   $23,077       $2,189        $910        $(6,778)     $19,398

All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 21, 2001.

                                              WEATHERFORD INTERNATIONAL, INC.

                                            By: /s/ BERNARD J. DUROC-DANNER
                                              ----------------------------------
                                                   Bernard J. Duroc-Danner
                                                  President, Chief Executive
                                                            Officer,
                                              Chairman of the Board and Director
                                                (Principal Executive Officer)

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

             /s/ BERNARD J. DUROC-DANNER               President, Chief Executive      March 21, 2001
-----------------------------------------------------    Officer, Chairman of the
               Bernard J. Duroc-Danner                   Board and Director
                                                         (Principal Executive
                                                         Officer)

                /s/ LISA W. RODRIGUEZ                  Vice President, Finance and     March 21, 2001
-----------------------------------------------------    Accounting (Principal
                  Lisa W. Rodriguez                      Financial and Accounting
                                                         Officer)

                /s/ PHILIP BURGUIERES                  Director                        March 21, 2001
-----------------------------------------------------
                  Philip Burguieres

                /s/ DAVID J. BUTTERS                   Director                        March 21, 2001
-----------------------------------------------------
                  David J. Butters

                /s/ SHELDON B. LUBAR                   Director                        March 21, 2001
-----------------------------------------------------
                  Sheldon B. Lubar

               /s/ WILLIAM E. MACAULAY                 Director                        March 21, 2001
-----------------------------------------------------
                 William E. Macaulay

                /s/ ROBERT B. MILLARD                  Director                        March 21, 2001
-----------------------------------------------------
                  Robert B. Millard

              /s/ ROBERT K. MOSES, JR.                 Director                        March 21, 2001
-----------------------------------------------------
                Robert K. Moses, Jr.

                 /s/ ROBERT A. RAYNE                   Director                        March 21, 2001
-----------------------------------------------------
                   Robert A. Rayne

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2.1          -- Agreement and Plan of Merger dated October 23, 2000 by
                            and among Weatherford International, Inc., WEUS Holding,
                            Inc., Enterra Compression Company, Universal Compression
                            Holdings, Inc. and Universal Compression, Inc.
                            (incorporated by reference to Exhibit 10.1 to the Current
                            Report on Form 8-K of Universal Compression Holdings,
                            Inc. (File No. 001-15843) and Universal Compression, Inc.
                            (File No. 333-48279) filed on October 26, 2000).
            2.2          -- Purchase Agreement, dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding,
                            Inc., Enterra Compression Company, Global Compression
                            Service, Inc. and General Electric Capital Corporation
                            (incorporated by reference to Exhibit F to the Schedule
                            13D, with respect to the common stock of Universal
                            Compression Holdings, Inc., filed by Weatherford
                            International, Inc. and WEUS Holding, Inc. on November 2,
                            2000).
            2.3          -- Share Sale Agreement dated September 2, 1999, between the shareholders of Petroline Wellsystems Limited and
                            Weatherford Eurasia Limited and Weatherford
                            International, Inc. (including Registration Rights
                            Undertaking attached as Annex A)(incorporated by
                            reference to Exhibit 10.1 to Form 8-K (File 1-13086)
                            filed September 7, 1999).
            2.4          -- Agreement and Plan of Reorganization dated September 14,
                            1999, among Williams Tool Co., the shareholders of
                            Williams Tool Co., the shareholders of Williams Tool Co.
                            (Canada) Inc. (formerly 598148 Alberta Ltd.), Weatherford
                            International, Inc. and Weatherford Acquisition, Inc.
                            (incorporated by reference to Exhibit 10.1 to Form 8-K
                            (File 1-13086) filed September 24, 1999).
            2.5          -- Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey
                            International Inc. and certain subsidiaries of Dailey
                            named therein (incorporated by reference to Exhibit 2.1
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1999 (File 1-13086)).
            2.6          -- Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc.
                            (incorporated by reference to Exhibit 2.1 to Amendment
                            No. 1 to Form 8-K on Form 8-K/A, File 1-13086, filed
                            March 9, 1998).
            2.7          -- Amendment No. 1 dated as of April 17, 1998, to the
                            Agreement and Plan of Merger dated as of March 4, 1998,
                            by and between EVI, Inc. and Weatherford Enterra, Inc.
                            (incorporated by reference to Exhibit 2.2 to Form 8-K,
                            File 1-13086, filed April 21, 1998).
            2.8          -- Amendment No. 2 dated as of April 22, 1998, to the
                            Agreement and Plan of Merger dated as of March 4, 1998,
                            as amended by and between EVI, Inc. and Weatherford
                            Enterra, Inc. (incorporated by reference to Exhibit 2.3
                            to Form 8-K, File 1-13086, filed April 23, 1998).
            2.9          -- Share Purchase Agreement made and entered into as of
                            January 30, 1998, by and among the shareholders of Nika
                            Enterprises Ltd., an Alberta corporation, listed on the
                            signature pages thereto and EVI Oil Tools Canada Ltd., an
                            Alberta corporation (incorporated by reference to Exhibit
                            2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2.10         -- Amendment No. 1 dated as of May 26, 1998, to the
                            Agreement and Plan of Merger dated as of December 12,
                            1997 and to the Agreement dated as of December 12, 1997,
                            by and among EVI, Inc., Christiana Acquisition, Inc.,
                            Christiana Companies, Inc., C2, Inc. and Total Logistic
                            Control, LLC (incorporated by reference to Exhibit 2.18
                            to the Registration Statement on Form S-4, as amended
                            (Reg. No. 333-58741)).
            2.11         -- Amended and Restated Agreement and Plan of Merger among
                            Weatherford International, Inc., Christiana Acquisition,
                            Inc., Christiana Companies, Inc. and C2, Inc. dated as of
                            October 14, 1998 (incorporated by reference to Exhibit
                            2.19 to the Registration Statement on Form S-4 (Reg. No.
                            333-65663)).
            2.12         -- Amendment No. 2 to Logistic Purchase Agreement by and
                            among Weatherford International, Inc., Total Logistic
                            Control, LLC, Christiana Companies, Inc. and C2, Inc.
                            dated as of October 12, 1998 (incorporated by reference
                            to Exhibit 2.20 to the Registration Statement on Form S-4
                            (Reg. No. 333-65663)).
            2.13         -- Amendment No. 1 to Amended and Restated Agreement and
                            Plan of Merger, by and among Weatherford International,
                            Inc., Christiana Acquisition, Inc., Christiana Companies,
                            Inc. and C2, Inc. dated as of January 5, 1999
                            (incorporated by reference to Exhibit 2.21 to the
                            Registration Statement on Form S-4 (Reg. No. 333-65663)).
            2.14         -- Amendment No. 3 to Logistic Purchase Agreement, by and
                            among Weatherford International, Inc., Total Logistic
                            Control, LLC, Christiana Companies, Inc. and C2, Inc.
                            dated as of January 5,1999 (incorporated by reference to
                            Exhibit 2.22 to the Registration Statement on Form S-4
                            (Reg. No. 333-65663)).
            3.1          -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1998 (File No. 1-13086)).
            3.2          -- Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K, File 1-13086,
                            filed June 2, 1998).
            3.3          -- Certificate of Destination of the Registrant's Series A
                            Preferred Stock, par value $1.00 per share (incorporated
                            by reference to Exhibit 3.3 to Registration Statement on
                            Form S-3 (Reg. No. 333-41344)).
            4.1          -- See Exhibit Nos. 3.1 and 3.2 for provisions of the
                            Amended and Restated Certificate of Incorporation and
                            Amended and Restated By-Laws of the Registrant defining
                            the rights of the holders of Common Stock.
            4.2          -- Amended and Restated Credit Agreement dated as of May 27,
                            1998, among EVI Weatherford, Inc., EVI Oil Tools Canada
                            Ltd., Chase Bank of Texas, National Association, as U.S.
                            Administrative Agent, The Bank of Nova Scotia, as
                            Documentation Agent and Canadian Agent, ABN AMRO Bank,
                            N.V., as Syndication Agent, and the other Lenders defined
                            therein, including the forms of Notes (incorporated by
                            reference to Exhibit 4.1 to the Form 8-K, File 1-13086,
                            filed June 16, 1998).
            4.3          -- Indenture dated May 17, 1996, between Weatherford
                            Enterra, Inc. and Bank of Montreal Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to
                            Weatherford Enterra, Inc.'s Current Report on Form 8-K,
                            File No. 1-7867, dated May 28, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            4.4          -- First Supplemental Indenture dated and effective as of
                            May 27, 1998, by and among EVI Weatherford, Inc., the
                            successor by merger to Weatherford Enterra, Inc., and
                            Bank of Montreal Trust Company, as Trustee (incorporated
                            by reference to Exhibit No. 4.1 to Form 8-K, File
                            1-13086, filed June 2, 1998).
            4.5          -- Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May
                            15, 2006 (incorporated by reference to Exhibit 4.2 to
                            Weatherford Enterra, Inc.'s Current Report on Form 8-K,
                            File No. 1-7867, dated May 28, 1996).
            4.6          -- Indenture dated as of October 15, 1997, between EVI, Inc.
                            and The Chase Manhattan Bank, as Trustee (incorporated by
                            reference to Exhibit 4.13 to the Registration Statement
                            on Form S-3 (Reg. No. 333-45207)).
            4.7          -- First Supplemental Indenture dated as of October 28,
                            1997, between EVI, Inc. and The Chase Manhattan Bank, as
                            Trustee (including form of Debenture) (incorporated by
                            reference to Exhibit 4.2 to Form 8-K, File 1-13086, filed
                            November 5, 1997).
            4.8          -- Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated,
                            Donaldson, Lufkin & Jenrette Securities Corporation,
                            Credit Suisse First Boston Corporation, Lehman Brothers
                            Inc., Prudential Securities Incorporated and Schroder &
                            Co. Inc. (incorporated by reference to Exhibit 4.3 to
                            Form 8-K, File 1-13086, filed November 5, 1997).
            4.9          -- Participation Agreement dated December 8, 1998 by and
                            among Weatherford Enterra Compression Company, L.P., ABN
                            AMRO Bank N.V., as Administrative Agent, Arranger and
                            Syndication Agent, Chase Bank of Texas, National
                            Association, and the Lessors listed on Schedule I thereto
                            (incorporated by reference to Exhibit 4.16 to the
                            Registration Statement on Form S-4 (Reg. No. 333-65663)).
            4.10         -- Master Lease Intended as Security dated as of December 8,
                            1998 between Weatherford Enterra Compression Company,
                            L.P., as Lessee, and ABN AMRO Bank N.V., as
                            Administrative Agent for the Lessors (incorporated by
                            reference to Exhibit 4.17 to the Registration Statement
                            on Form S-4 (Reg. No. 333-65663)).
            4.11         -- Guaranty Agreement dated as of December 8, 1998 between
                            Weatherford International, Inc. and ABN AMRO Bank N.V.,
                            as Administrative Agent for the Lessors (incorporated by
                            reference to Exhibit 4.18 to the Registration Statement
                            on Form S-4 (Reg. No. 333-65663)).
            4.12         -- Registration Rights Agreement, dated as of February 9,
                            2001, between WEUS Holding, Inc. and Universal
                            Compression Holdings, Inc. (incorporated by reference to
                            Exhibit 4.3 to the Quarterly Report on Form 10-Q of
                            Universal Compression Holdings, Inc. (File No. 001-15843)
                            filed on February 14, 2001).
            4.13         -- Second Supplemental Indenture dated June 30, 2000,
                            between Weatherford International, Inc. and The Bank of
                            New York, as successor trustee to Bank of Montreal Trust
                            (including form of Debenture) (incorporated by reference
                            to Exhibit 4.1 to Current Report on Form 8-K (File No.
                            1-13086) filed July 10, 2000).
            4.14         -- Registration Rights Agreement dated June 30, 2000,
                            between Weatherford International, Inc. and Morgan
                            Stanley & Co. Incorporated (incorporated by reference to
                            Exhibit 4.2 to Current Report on Form 8-K (File No.
                            1-13086) filed July 10, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.1          -- Voting Agreement, dated as of February 9, 2001, among
                            Weatherford International, Inc., WEUS Holding, Inc. and
                            Universal Compression Holdings, Inc. (incorporated by
                            reference to Exhibit 4.1 to the Quarterly Report on Form
                            10-Q of Universal Compression Holdings, Inc. (File No.
                            001-15843) filed on February 14, 2001).
           10.2          -- Transition Services Agreement, dated as of February 9,
                            2001, between Weatherford International, Inc. and
                            Weatherford Global Compression Services, L.P.
                            (incorporated by reference to Exhibit 10.1 to the
                            Quarterly Report on Form 10-Q of Universal Compression
                            Holdings, Inc. (File No. 001-15843) filed on February 14,
                            2001).
          *10.3          -- Employment Agreement with Mark Hopmann and Gary Warren
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
          *10.4          -- Amended and Restated Employment Agreement dated as of
                            January 28, 2000, between Weatherford International, Inc.
                            and Bruce F. Longaker, Jr. (incorporated by reference to
                            Exhibit 10.3 to the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2000 (File No.
                            1-13086)).
          *10.5          -- Weatherford Enterra, Inc. Non-Employee Director Stock
                            Option Plan, as amended and restated (incorporated by
                            reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997 (File No. 1-7867)).
          *10.6          -- Weatherford International Incorporated 1987 Stock Option
                            Plan, as amended and restated (incorporated by reference
                            to Exhibit 10.3 to Weatherford Enterra, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1996
                            (File No. 1-7867)).
          *10.7          -- Weatherford Enterra, Inc. 1991 Stock Option Plan, as
                            amended and restated (incorporated by reference to
                            Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1996 (File
                            No. 1-7867)).
          *10.8          -- Weatherford Enterra, Inc. Amended and Restated Employee
                            Stock Purchase Plan (incorporated by reference to Exhibit
                            4.19 to the Company's Registration Statement on Form S-8
                            (Reg. No. 333-53633)).
          *10.9          -- Weatherford Enterra, Inc. Restricted Stock Incentive
                            Plan, as amended and restated (incorporated by reference
                            to Exhibit 10.6 to Weatherford Enterra, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1996
                            (File No. 1-7867)).
          *10.10         -- Indemnification Agreements with Robert K. Moses, Jr.
                            (incorporated by reference to Exhibit 10.10 to
                            Weatherford Enterra, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1987 (File No. 1-7867));
                            Philip Burguieres (incorporated by reference to Exhibit
                            10.4 to Weatherford Enterra, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1991 (File No.
                            1-7867)); William E. Macaulay (incorporated by reference
                            to Exhibit 10.2 to Weatherford Enterra, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1995 (File No. 1-7867)); and Jon Nicholson (incorporated
                            by reference to Exhibit 10.2 to Weatherford Enterra,
                            Inc.'s Annual Report on Form 10-K for the year ended
                            December 31, 1996 (File No. 1-7867)).
          *10.11         -- Employment Agreement dated as of June 15, 1998, between
                            EVI Weatherford, Inc. and Philip Burguieres (incorporated
                            by reference to Exhibit No. 10.9 to Form 10-Q, File
                            1-13086, filed August 14, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *10.12         -- Weatherford International, Inc. Executive Deferred
                            Compensation Stock Ownership Plan and related Trust
                            Agreement (incorporated by reference to Exhibit 10.4 to
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
          *10.13         -- Weatherford International, Inc. Non-Employee Director
                            Deferred Compensation Plan (incorporated by reference to
                            Exhibit 10.5 to the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2000 (File No.
                            1-13086)).
          *10.14         -- Energy Ventures, Inc. 1991 Non-Employee Director Stock
                            Option Plan and Form of Agreement (incorporated by
                            reference to Form 10-Q, File 1-13086, filed August 8,
                            1991).
          *10.15         -- Energy Ventures, Inc. 1992 Employee Stock Option Plan, as
                            amended (incorporated by reference to Exhibit 4.7 to the
                            Registration Statement on Form S-8 (Reg. No. 333-13531)).
          *10.16         -- Energy Ventures, Inc. Employee Stock Option Plan
                            (incorporated by reference to Exhibit 4.1 to the
                            Registration Statement on Form S-8 (Reg. No. 33-31662)).
          *10.17         -- Form of Stock Option Agreement under the Company's
                            Employee Stock Option Plan (incorporated by reference to
                            Exhibit 4.2 to the Registration Statement on Form S-8
                            (Reg. No. 33-31662)).
          *10.18         -- Amended and Restated Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.1 to Form
                            10-Q, File 1-13086, filed August 12, 1995).
          *10.19         -- Employment Agreements with each of Bernard J.
                            Duroc-Danner, Frances R. Powell, John C. Coble and Robert
                            Stiles (incorporated by reference to Exhibit No. 10.9 to
                            Form 10-K, File 1-13086, filed March 27, 1998).
          *10.20         -- Amended and Restated Employment Agreement dated January
                            28, 1998, between Weatherford International, Inc. and
                            Curtis W. Huff (incorporated by reference to Exhibit 10.2
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
          *10.21         -- Employment Agreements with E. Lee Colley, III, Donald R.
                            Galletly and Jon R. Nicholson (incorporated by reference
                            to Exhibit 10.21 to the Registrant's Annual Report on
                            Form 10-K for the year ended December 31, 1998 (File No.
                            1-13086)).
          *10.22         -- Weatherford International, Inc. 1998 Employee Stock
                            Option Plan, including form of agreement for officers
                            (incorporated by reference to Exhibit 4.16 to the
                            Registration Statement on Form S-8 (Reg. No. 333-48320)).
          *10.23         -- Form of Stock Option Agreement for Non-Employee Directors
                            dated September 8, 1998 (incorporated by reference to
                            Exhibit 10.23 to Registrant's Annual Report on Form 10-K
                            for the year ended December 31, 1998 (File No. 1-13086)).
          *10.24         -- Form of Warrant Agreement with Robert K. Moses, Jr. dated
                            September 8, 1998 (incorporated by reference to Exhibit
                            10.24 to the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1998 (File No. 1-13086)).
          *10.25         -- Form of Amendment to Stock Option Agreements dated
                            September 8, 1998 for Non-Employee Directors
                            (incorporated by reference to Exhibit 4.17 to the
                            Registration Statement on Form S-8 (Reg. No. 333-36598)).
          *10.26         -- Form of Amendment to Warrant Agreement dated September 8,
                            1998 with Robert K. Moses, Jr. (incorporated by reference
                            to Exhibit 4.18 to the Registration Statement on Form S-8
                            (Reg. No. 333-36598)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.27         -- Formation Agreement dated as of February 2, 1999, by and among Weatherford International, Inc., Weatherford
                            Enterra Compression Company, L.P., General Electric
                            Capital Corporation and Global Compression Services, Inc.
                            (incorporated by reference to Exhibit 10.1 to Form 8-K,
                            File 1-13086, filed February 5, 1999).
           10.28         -- Limited Partnership Agreement of Weatherford Global
                            Compression Services, L.P. dated as of February 2, 1999,
                            by and among Weatherford Global Compression Holding,
                            L.L.C., Weatherford Enterra Compression Company, L.P. and
                            Global Compression Services, Inc. (incorporated by
                            reference to Exhibit 10.2 to Form 8-K, File 1-13086,
                            filed February 5, 1999).
           10.29         -- Limited Liability Company Agreement of Weatherford Global
                            Compression Holding, L.L.C. dated as of February 2, 1999,
                            by and between Weatherford Enterra Compression Company,
                            L.P. and Global Compression Services, Inc. (incorporated
                            by reference to Exhibit 10.3 to Form 8-K, File 1-13086,
                            filed February 5, 1999).
           10.30         -- Registration Rights Agreement dated as of February 2,
                            1999, among Weatherford Global Compression Services,
                            L.P., Weatherford Enterra Compression Company, L.P. and
                            Global Compression Services, Inc. (incorporated by
                            reference to Exhibit 10.4 to Form 8-K, File 1-13086,
                            filed February 5, 1999).
          *10.31         -- Form of Stock Option Agreement for Non-Employee Directors
                            dated July 5, 2000 (incorporated by reference to Exhibit
                            4.16 to Registration Statement on Form S-8 (Reg. No.
                            333-48322)).
          *10.32         -- Form of Warrant Agreement with Robert K. Moses, Jr. dated
                            July 5, 2000 (incorporated by reference to Exhibit 4.17
                            to Registration Statement on Form S-8 (Reg. No.
                            333-48322)).
          *10.33         -- Amendment to Stock Option Programs (incorporated by
                            reference to Exhibit 4.19 to the Registrant's
                            Registration Statement on Form S-8 (Reg. No. 333-36598)).
           10.34         -- Distribution Agreement, dated as of April 14, 2000,
                            between Weatherford International, Inc. and Grant
                            Prideco, Inc. (incorporated by reference to Exhibit 2.1
                            to Registration Statement on Form S-3 of Grant Prideco,
                            Inc. (Reg. No. 333-35272)).
           10.35         -- Subordinated Promissory Note to Weatherford
                            International, Inc. (incorporated by reference to Exhibit
                            4.1 to Registration Statement on Form S-3 of Grant
                            Prideco, Inc. (Reg. No. 333-35272)).
           10.36         -- Tax Allocation Agreement, dated as of April 14, 2000,
                            between Weatherford International, Inc. and Grant
                            Prideco, Inc. (incorporated by reference to Exhibit 10.11
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
           10.37         -- Transition Services Agreement dated as of April 14, 2000 between Weatherford International, Inc. and Grant
                            Prideco, Inc. (incorporated by reference to Exhibit 10.12
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
           10.38         -- Preferred Supplier Agreement, dated as of March 22, 2000 between Weatherford International, Inc. and Grant
                            Prideco, Inc. (incorporated by reference to Exhibit 10.13
                            to Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000 (File No. 1-13086)).
           10.39         -- Purchase Agreement, dated June 26, 2000, between
                            Weatherford International, Inc. and Morgan Stanley & Co.
                            Incorporated (incorporated by reference to Exhibit 10.1
                            to Current Report on Form 8-K (File No. 1-13086) filed
                            July 10, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *10.40         -- Change of Control Agreement dated as of June 10, 1998,
                            between Weatherford International, Inc. and Burt Martin
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 2000 (File No. 1-13086)).
         +*10.41         -- Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International,
                            Inc.
          +21.1          -- Subsidiaries of Weatherford International, Inc.
          +23.1          -- Consent of Arthur Andersen LLP.

---------------

 *  Management contract or compensatory plan or arrangement

 +  Filed herewith