Form 10-K/A
period 2000-12-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2001-04-27
CIK 32908

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                 AMENDMENT NO. 1
                                  TO FORM 10-K
                                 ON FORM 10-K/A
                             ----------------------



  [X]                             ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-13086


                         WEATHERFORD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                                          04-2515019
     (State or other jurisdiction of                                                            (I.R.S. Employer
      incorporation or organization)                                                           Identification No.)

          515 POST OAK BOULEVARD
                SUITE 600                                                                          77027-3415
              HOUSTON, TEXAS                            (713) 693-4000                             (Zip Code)
 (Address of principal executive offices)       (Registrant's telephone number,
                                                     including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              Title of each class                                             Name of each exchange on which registered
              -------------------                                             -----------------------------------------
         Common Stock, $1.00 par value                                                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 25, 2001 was $5,484,580,737, based upon the closing sale price on the New York Stock Exchange as of such date.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

            Title of Class                             Outstanding at April 25, 2001
            --------------                             -----------------------------
     Common Stock, $1.00 par value                             113,596,733

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.
================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to Form 10-K on Form 10-K/A amends the Form 10-K of Weatherford International, Inc. for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 23, 2001 (the "Form 10-K").
Item 14a and 14c of the Form 10-K are amended by adding the financial statements of the Weatherford International, Inc. Employee Stock Purchase Plan and an additional Consent of Independent Public Accountants, respectively, which are set forth on the following pages, as permitted by Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) The financial statements of Weatherford International, Inc. Employee Stock Purchase Plan are included on F-1 through F-7.

        (c) Exhibits

            Number            Exhibit
            ------            -------

            +23.2             Consent of Independent Public Accountants

         ------------

         + filed herewith

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Administrative Committee of the
Weatherford International, Inc. Employee
Stock Purchase Plan:

We have audited the accompanying statements of net assets available for plan benefits of the Weatherford International, Inc. Employee Stock Purchase Plan as of December 31, 2000 and 1999, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Plan's Administrative Committee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Plan's Administrative Committee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Weatherford International, Inc. Employee Stock Purchase Plan as of December 31, 2000 and 1999, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.






ARTHUR ANDERSEN LLP



Houston, Texas
April 25, 2001

                         WEATHERFORD INTERNATIONAL, INC.

                          EMPLOYEE STOCK PURCHASE PLAN


              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                        AS OF DECEMBER 31, 2000 AND 1999



                                                                                                     2000           1999
                                                                                                 ------------   ------------
ASSETS:
   Common Stock of Weatherford International, Inc., at quoted market value, 32,322 shares at $47.250 per share (cost $951,517) in 2000 and 25,461 shares at
     $39.938 per share (cost $748,394) in 1999                                                   $  1,527,215   $  1,016,861
   Common stock of Grant Prideco, Inc., at quoted market value,
     18,264 shares at $21.938 per share (cost $175,122) in 2000                                       400,676         -
   Contributions receivable-
     Company                                                                                           23,531         13,570
     Participants                                                                                      53,961         27,427
                                                                                                 ------------   ------------
                                                                                                       77,492         40,997
   Other receivable                                                                                    28,775         22,046
   Cash and cash equivalents                                                                            2,722          7,237
                                                                                                 ------------   ------------

                                         Total assets                                               2,036,880      1,087,141
                                                                                                 ------------   ------------

LIABILITIES:
   Other payable                                                                                       -               4,405
                                                                                                 ------------   ------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS                                                           $  2,036,880   $  1,082,736
                                                                                                 ============   ============



   The accompanying notes are an integral part of these financial statements.

                         WEATHERFORD INTERNATIONAL, INC.

                          EMPLOYEE STOCK PURCHASE PLAN


         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

            FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
            ---------------------------------------------------------

                                                                                     2000            1999           1998
                                                                                 ------------    ------------   -----------
CONTRIBUTIONS:
   Company                                                                       $    232,624    $    152,656   $   127,627
   Participants                                                                       504,259         307,807       257,345

NET REALIZED GAIN (LOSS) ON THE SALE OR DISTRIBUTION OF:
     Weatherford International, Inc., common stock                                    262,036          71,699       (44,418)
     Grant Prideco, Inc., common stock                                                130,845          -             -

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF:
     Weatherford International, Inc., common stock                                    307,231         456,583      (443,484)
     Grant Prideco, Inc., common stock                                                225,554          -             -

INTEREST INCOME                                                                           427             348           256

OTHER                                                                                  11,133          17,641            --

WITHDRAWALS BY PARTICIPANTS:
   Shares, at market value                                                           (714,757)       (363,236)     (445,359)
   Cash                                                                                (5,208)           (563)       (1,352)
                                                                                 ------------    ------------   -----------

INCREASE (DECREASE) IN NET ASSETS AVAILABLE FOR PLAN BENEFITS                         954,144         642,935      (549,385)

NET ASSETS AVAILABLE FOR PLAN BENEFITS:
   Beginning of year                                                                1,082,736         439,801       989,186
                                                                                 ------------    ------------   -----------

   End of year                                                                   $  2,036,880    $  1,082,736   $   439,801
                                                                                 ============    ============   ===========



   The accompanying notes are an integral part of these financial statements.

                         WEATHERFORD INTERNATIONAL, INC.

                          EMPLOYEE STOCK PURCHASE PLAN


                          NOTES TO FINANCIAL STATEMENTS



1. GENERAL AND SUMMARY OF
   SIGNIFICANT ACCOUNTING POLICIES:

General

The Weatherford International, Inc. Employee Stock Purchase Plan (the Plan) was established for the purpose of affording eligible employees of Weatherford International, Inc. (formerly Weatherford Enterra, Inc.), and its subsidiaries (the Company) an opportunity to regularly and systematically invest in Weatherford International, Inc., common stock (Common Stock).

On May 27, 1998, EVI, Inc., merged with Weatherford Enterra, Inc. (the Merger), and changed its name to EVI Weatherford, Inc., and traded on the New York Stock Exchange (NYSE) under the symbol "EVI" until September 21, 1998. Under the terms of the merger agreement Weatherford Enterra, Inc., stockholders received 0.95 shares of a newly issued share of EVI Weatherford, Inc., common stock for each share of Weatherford Enterra, Inc., common stock. Accordingly, all shares held by the Plan were exchanged for 0.95 shares of EVI Weatherford, Inc., common stock.

On September 21, 1998, the stockholders of EVI Weatherford, Inc., approved a name change for the combined company to Weatherford International, Inc. Weatherford International, Inc., is listed on the NYSE under the symbol "WFT."

In October 1999, the Company's board of directors approved the spin-off of the Grant Prideco, Inc. The spin-off was completed on April 14, 2000. As a result, the board of directors declared a distribution of one share of Grant Prideco, Inc., common stock for each share of Common Stock outstanding at the close of business on March 23, 2000. Shares of Grant Prideco, Inc., common stock will remain in the participant's account until distribution is requested by the participant.

Basis of Accounting

The accompanying financial statements of the Plan have been prepared on the accrual basis of accounting.

Participant Accounts

Chase Bank of Texas, N.A. (the Trustee), maintains a separate account for each participating employee. The Trustee allocates to each account the number of shares of Common Stock purchased with contributions credited to such account and dividends, if any. The Plan included 458 participants and 283 participants as of December 31, 2000 and 1999, respectively.

Investment Valuation

The Plan primarily invests in shares of Common Stock and, recently, shares of Grant Prideco, Inc., common stock. Shares are reflected in the accompanying financial statements at quoted market value, as listed on the NYSE. The change in the difference between the quoted market value and the cost of shares not withdrawn are reported as Change in Unrealized Appreciation (Depreciation) in the Statements of Changes in Net Assets Available for Plan Benefits (see Note
4). Net Realized Gain (Loss) on the Sale or Distribution of Shares is reported based on actual cost (see Note 3). Contributions pending purchase of Common Stock and liquidation pending distribution to participants are invested in a short-term investment fund with cost equal to market value. The short-term investment fund is reflected in the accompanying Statements of Net Assets Available for Plan Benefits as Cash and Cash Equivalents.

Risks and Uncertainties

The Plan provides for investment in cash and cash equivalents and shares of Common Stock and, recently, shares of Grant Prideco, Inc., common stock. Investment securities, in general, are exposed to various risks, such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term.

Expenses

Currently, all expenses related to the Plan are paid by the Company.

2. PROVISIONS OF THE PLAN:

Administration

The Plan is administered by a committee (the Administrative Committee) of not less than three persons appointed from time to time by the Board of Directors of the Company.

Eligibility

Subject to certain restrictions imposed by foreign countries in which the Company maintains offices, every full-time non-U.S. employee and every full-time U.S. employee not eligible for the Company's 401(k) savings plan are eligible to participate in the Plan on the first day of active service with the Company. Participants are eligible to receive a Company contribution after completing one year of service with the Company.

Effective with the Merger, former qualifying employees of EVI, Inc., became eligible for the Plan.

Participant Contributions

An eligible employee may contribute by payroll deductions 2 percent to 6 percent of base salary, but in no event less than $20 per month or more than a maximum dollar amount determined from time to time, in advance, by the Administrative Committee.

Company Contributions

The Company contributes 50 cents to each dollar contributed by participants up to 6 percent. Participants vest immediately in both their contributions to the Plan and all Company contributions made on their behalf.

The Trustee and Purchases of Common Stock

The Trustee maintains custody of the Plan's assets and uses the participants' payroll deductions, the Company's contributions and cash dividends received to purchase Common Stock. The Company has not declared or paid any dividends on its Common Stock since 1984. The Common Stock may be purchased on the open market or from the Company by the Trustee at a price equal to the closing price of the Common Stock on the NYSE.

Withdrawals and Termination of Employment

Participating employees may withdraw part or all of the whole shares of Common Stock in their accounts as of March 31 of any calendar year after giving written notice prior to March 1. Cash in lieu of fractional shares and any other credits will also be paid to the withdrawing employee. On termination of employment, a distribution will be made to the employee, or, in the case of death, to the persons entitled thereto, of all shares of Common Stock and shares of Grant Prideco, Inc., common stock and cash adjustments as described above.

Federal Income Tax Consequences

The Plan is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Subject to differing tax consequences imposed by foreign countries in which the Company maintains offices, amounts contributed by an employee to the Plan through payroll deductions and amounts contributed by the Company are treated as part of the employee's salary or wages, which are subject to withholding taxes and are taxed, with the rest of the employee's compensation, as ordinary income. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.

Amendment, Suspension and Termination

Although the Company has not expressed an intent to do so, it has the right to suspend or terminate any or all provisions of the Plan at any time, except that no such action shall be taken which will, in the Administrative Committee's judgment, retroactively adversely affect the rights of participants.

3. NET REALIZED GAIN (LOSS):

The following table sets forth the net realized gain (loss) for the three years in the period ended December 31, 2000:

                                                                                       2000           1999          1998
                                                                                    -----------    -----------   ----------
Weatherford International, Inc., common stock-
   Sale or distribution of shares, at market                                        $   480,270    $   367,624   $  477,795
     Less- Sale or distribution of shares, at cost                                      218,234        295,925      522,213
                                                                                    -----------    -----------   ----------

                            Net realized gain (loss)                                $   262,036    $    71,699   $  (44,418)
                                                                                    ===========    ===========   ==========

Grant Prideco, Inc., common stock-
   Sale or distribution of shares, at market                                        $   234,487    $        --   $       --
     Less- Sale or distribution of shares, at cost                                      103,642             --           --
                                                                                    -----------    -----------   ----------

                            Net realized gain (loss)                                $   130,845    $        --   $       --
                                                                                    ===========    ===========   ==========

4.  CHANGE IN UNREALIZED
    APPRECIATION (DEPRECIATION):

The change in unrealized appreciation (depreciation) is as follows for the three years in the period ended December 31, 2000:

                                                                                     2000           1999           1998
                                                                                   -----------    -----------   -------
Weatherford International, Inc., common stock-
   Unrealized appreciation (depreciation) at end of year                           $   575,698    $   268,467    $  (188,116)
     Less- Unrealized appreciation (depreciation) at beginning of year                 268,467       (188,116)       255,368
                                                                                   -----------    -----------   ------------

                Change in unrealized appreciation (depreciation)                   $   307,231    $   456,583    $  (443,484)
                                                                                   ===========    ===========    ===========

Grant Prideco, Inc., common stock-
   Unrealized appreciation at end of year                                          $   225,554    $        --    $        --
     Less- Unrealized appreciation (depreciation) at beginning of year                      --             --             --
                                                                                   -----------    -----------    -----------

                Change in unrealized appreciation                                  $   225,554    $        --    $        --
                                                                                   ===========    ===========    ===========

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           WEATHERFORD INTERNATIONAL, INC.

Dated: April 27, 2001                         /s/ LISA W. RODRIGUEZ
                                         --------------------------------------
                                                  Lisa W. Rodriguez
                                        Vice President, Finance and Accounting

                                INDEX TO EXHIBITS



             Number                                    Exhibit
             ------                                    -------

             +23.2                    Consent of Independent Public Accountants

----------------
+ Filed herewith