Form 10-K/A
period 2000-12-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2001-05-08
CIK 32908

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------
                                 AMENDMENT NO. 2
                                  TO FORM 10-K
                                 ON FORM 10-K/A
                                   ----------

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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
   Common Stock, $1.00 par value              New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 3, 2001 was $5,269,773,992, based upon the closing sale price on the New York Stock Exchange as of such date.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Title of Class                       Outstanding at May 3, 2001
                --------------                       --------------------------
         Common Stock, $1.00 par value                        113,693,161

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Items 10, 11, 12 and 13 of Part III is included in the registrant's definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

================================================================================

                                Explanatory Note

         This Amendment No. 2 to Form 10-K on Form 10-K/A amends the Form 10-K of Weatherford International, Inc. for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 23, 2001 (the "Form 10-K"), and as amended on April 27, 2001 by Amendment No. 1 to Form 10-K on Form 10-K/A. The purpose of this Amendment No. 2 is to amend Item 14C of the Form 10-K to amend and replace Exhibit 23.2, which was filed with Amendment No. 1.

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c) Exhibits


      EXHIBIT
      NUMBER                             DESCRIPTION


         2.1 Agreement and Plan of Merger dated October 23, 2000 by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Universal Compression Holdings, Inc. and Universal Compression, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 001-15843) and Universal Compression, Inc. (File No. 333-48279) filed on October 26, 2000).

         2.2 Purchase Agreement, dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Global Compression Service, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).

         2.3 Share Sale Agreement dated September 2, 1999, between the shareholders of Petroline Wellsystems Limited and Weatherford Eurasia Limited and Weatherford International, Inc. (including Registration Rights Undertaking attached as Annex A) (incorporated by reference to Exhibit 10.1 to Form 8-K
                  (File 1-13086) filed September 7, 1999).

         2.4 Agreement and Plan of Reorganization dated September 14, 1999, among Williams Tool Co., the shareholders of Williams Tool Co., the shareholders of Williams Tool Co. (Canada) Inc. (formerly 598148 Alberta Ltd.), Weatherford International, Inc. and Weatherford Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File 1-13086) filed September 24, 1999).

         2.5 Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey International Inc. and certain subsidiaries of Dailey named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File 1-13086)).

         2.6 Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Form 8-K on Form 8-K/A, File 1-13086, filed March 9, 1998).

         2.7 Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, filed April 21, 1998).

         2.8 Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.3 to Form 8-K, File 1-13086, filed April 23, 1998).

         2.9 Share Purchase Agreement made and entered into as of January 30, 1998, by and among the shareholders of Nika Enterprises Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools Canada Ltd., an Alberta corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

      EXHIBIT
      NUMBER                             DESCRIPTION

         2.10 Amendment No. 1 dated as of May 26, 1998, to the Agreement and Plan of Merger dated as of December 12, 1997 and to the Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc., C2, Inc. and Total Logistic Control, LLC (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-4, as amended (Reg. No. 333-58741)).

         2.11 Amended and Restated Agreement and Plan of Merger among Weatherford International, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. dated as of October 14, 1998 (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

         2.12 Amendment No. 2 to Logistic Purchase Agreement by and among Weatherford International, Inc., Total Logistic Control, LLC, Christiana Companies, Inc. and C2, Inc. dated as of October 12, 1998 (incorporated by reference to Exhibit 2.20 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

         2.13 Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, by and among Weatherford International, Inc., Christiana Acquisition, Inc., Christiana Companies, Inc. and C2, Inc. dated as of January 5, 1999 (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

         2.14 Amendment No. 3 to Logistic Purchase Agreement, by and among Weatherford International, Inc., Total Logistic Control, LLC, Christiana Companies, Inc. and C2, Inc. dated as of January 5,1999 (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

         3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

         3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K, File 1-13086, filed June 2, 1998).

         3.3 Certificate of Destination of the Registrant's Series A Preferred Stock, par value $1.00 per share (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-3 (Reg. No. 333-41344)).

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

         4.12 Registration Rights Agreement, dated as of February 9, 2001, between WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 001-15843) filed on February 14,
                  2001).

         4.13 Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

         4.14 Registration Rights Agreement dated June 30, 2000, between Weatherford International, Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

         10.1 Voting Agreement, dated as of February 9, 2001, among Weatherford International, Inc., WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Quarterly report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 001-15843) filed on February 14, 2001).

         10.2 Transition Services Agreement, dated as of February 9, 2001, between Weatherford International, Inc. and Weatherford Global Compression Services, L.P. (incorporated by reference to
                  Exhibit 10.1 to the Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 001-15843) filed on February 14, 2001).

       EXHIBIT
       NUMBER                             DESCRIPTION

         *10.3 Employment Agreement with Mark Hopmann and Gary Warren (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         *10.4 Amended and Restated Employment Agreement dated as of January 28, 2000, between Weatherford International, Inc. and Bruce F. Longaker, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         *10.5 Weatherford Enterra, Inc. Non-Employee Director Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).

         *10.6 Weatherford International Incorporated 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit
                  10.3 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

         *10.7 Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

         *10.8 Weatherford Enterra, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-8 (Reg. No. 333-53633)).

         *10.9 Weatherford Enterra, Inc. Restricted Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit
                  10.6 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

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

         *10.12 Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and related Trust Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         *10.13 Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

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

        EXHIBIT
        NUMBER                           DESCRIPTION

         *10.19 Employment Agreements with each of Bernard J. Duroc-Danner, Frances R. Powell, John C. Coble and Robert Stiles (incorporated by reference to Exhibit No. 10.9 to Form 10-K, File 1-13086, filed March 27, 1998).

         *10.20 Amended and Restated Employment Agreement dated January 28, 1998, between Weatherford International, Inc. and Curtis W. Huff (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         *10.21 Employment Agreements with E. Lee Colley, III, Donald R. Galletly and Jon R. Nicholson (incorporated by reference to
                  Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

         *10.22 Weatherford International, Inc. 1998 Employee Stock Option Plan, including form of agreement for officers (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48320)).

         *10.23 Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit
                  10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

         *10.24 Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

         *10.25 Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (reg. No. 333-36598)).

         *10.26 Form of Amendment to Warrant Agreement dated September 8, 1998 with Robert K. Moses Jr. (incorporated by reference to exhibit
                  4.18 to the registration Statement on Form S-8 (reg. No. 333-36598)).

         10.27 Formation Agreement dated as of February 2, 1999, by and among Weatherford International, Inc., Weatherford Enterra Compression Company, L.P., General Electric Capital Corporation and Global Compression Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, File 1-13086, filed February 5, 1999).

         10.28 Limited Partnership Agreement of Weatherford Global Compression Services, L.P. dated as of February 2, 1999, by and among Weatherford Global Compression Holding, L.L.C., Weatherford Enterra Compression Company, L.P. and Global Compression Services, Inc. (incorporated by reference to
                  Exhibit 10.2 to Form 8-K, File 1-13086, filed February 5,
                  1999).

         10.29 Limited Liability Company Agreement of Weatherford Global Compression Holding, L.L.C. dated as of February 2, 1999, by and between Weatherford Enterra Compression Company, L.P. and Global Compression Services, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K, File 1-13086, filed February 5,
                  1999).

         10.30 Registration Rights Agreement dated as of February 2, 1999, among Weatherford Global Compression Services, L.P., Weatherford Enterra Compression Company, L.P. and Global Compression Services, Inc. (incorporated by reference to
                  Exhibit 10.4 to Form 8-K, File 1-13086, filed February 5,
                  1999).

         *10.31 Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to registration Statement on Form S-8 (reg. No. 333-48322)).

         *10.32 Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to registration Statement on Form S-8 (reg. No. 333-48322)).

         *10.33 Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the registrant's registration Statement on Form S-8 (reg. No. 333-36598)).

         10.34 Distribution Agreement, dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-3 of Grant Prideco, Inc. (reg. No. 333-35272)).

        EXHIBIT
        NUMBER                           DESCRIPTION

         10.35 Subordinated Promissory Note to Weatherford International, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of Grant Prideco, Inc. (reg. No. 333-35272)).

         10.36 Tax Allocation Agreement, dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (file No. 1-13086)).

         10.37 Transition Services Agreement dated as of April 14, 2000 between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.12 to the registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         10.38 Preferred Supplier Agreement, dated as of March 22, 2000 between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         10.39 Purchase Agreement, dated June 26, 2000, between Weatherford International, Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).

        *10.40 Change of Control Agreement dated as of June 10, 1998, between Weatherford International, Inc. and Burt Martin (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-13086)).

      ++*10.41 Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International, Inc.

       ++21.1     Subsidiaries of Weatherford International, Inc.

       ++23.1     Consent of Arthur Andersen LLP

        +23.2     Consent of Independent Public Accountants.

----------
*  Management contract or compensatory plan or arrangement

+  Filed herewith

++ Previously Filed

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to annual report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         Weatherford International, Inc.





Dated: May 7, 2001                             /s/ Lisa W. Rodriguez
                                   ---------------------------------------------
                                                 Lisa W. Rodriguez
                                       Vice President, Finance and Accounting

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         2.1      Agreement and Plan of Merger dated October 23, 2000 by and among Weatherford International, Inc., WEUS Holding, Inc.,
                  Enterra Compression Company, Universal Compression Holdings,
                  Inc. and Universal Compression, Inc. (incorporated by
                  reference to Exhibit 10.1 to the Current Report on Form 8-K of
                  Universal Compression Holdings, Inc. (File No. 001-15843) and
                  Universal Compression, Inc. (File No. 333-48279) filed on
                  October 26, 2000).

         2.2 Purchase Agreement, dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra
                  Compression Company, Global Compression Service, Inc. and
                  General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding,
                  Inc. on November 2, 2000).

         2.3 Share Sale Agreement dated September 2, 1999, between the shareholders of Petroline Wellsystems Limited and Weatherford
                  Eurasia Limited and Weatherford International, Inc. (including
                  Registration Rights Undertaking attached as Annex A)
                  (incorporated by reference to Exhibit 10.1 to Form 8-K (File
                  1-13086) filed September 7, 1999).

         2.4 Agreement and Plan of Reorganization dated September 14, 1999, among Williams Tool Co., the shareholders of Williams Tool
                  Co., the shareholders of Williams Tool Co. (Canada) Inc.
                  (formerly 598148 Alberta Ltd.), Weatherford International,
                  Inc. and Weatherford Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File 1-13086) filed
                  September 24, 1999).

         2.5 Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey
                  International Inc. and certain subsidiaries of Dailey named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File 1-13086)).

         2.6 Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Form 8-K on
                  Form 8-K/A, File 1-13086, filed March 9, 1998).

         2.7 Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K, File 1-13086, filed
                  April 21, 1998).

         2.8 Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc.
                  (incorporated by reference to Exhibit 2.3 to Form 8-K, File
                  1-13086, filed April 23, 1998).

         2.9      Share Purchase Agreement made and entered into as of January
                  30, 1998, by and among the shareholders of Nika Enterprises
                  Ltd., an Alberta corporation, listed on the signature pages thereto and EVI Oil Tools Canada Ltd., an Alberta corporation
                  (incorporated by reference to Exhibit 2.1 to the Form 8-K, File 1-13086, filed March 3, 1998).

         2.10     Amendment No. 1 dated as of May 26, 1998, to the Agreement and
                  Plan of Merger dated as of December 12, 1997 and to the Agreement dated as of December 12, 1997, by and among EVI, Inc., Christiana Acquisition, Inc., Christiana Companies,
                  Inc., C2, Inc. and Total Logistic Control, LLC (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-4, as amended (Reg. No. 333-58741)).

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         2.11     Amended and Restated Agreement and Plan of Merger among
                  Weatherford International, Inc., Christiana Acquisition, Inc.,
                  Christiana Companies, Inc. and C2, Inc. dated as of October
                  14, 1998 (incorporated by reference to Exhibit 2.19 to the
                  Registration Statement on Form S-4 (Reg. No. 333-65663)).

         2.12     Amendment No. 2 to Logistic Purchase Agreement by and among
                  Weatherford International, Inc., Total Logistic Control, LLC,
                  Christiana Companies, Inc. and C2, Inc. dated as of October
                  12, 1998 (incorporated by reference to Exhibit 2.20 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

         2.13     Amendment No. 1 to Amended and Restated Agreement and Plan of
                  Merger, by and among Weatherford International, Inc.,
                  Christiana Acquisition, Inc., Christiana Companies, Inc. and
                  C2, Inc. dated as of January 5, 1999 (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

         2.14     Amendment No. 3 to Logistic Purchase Agreement, by and among
                  Weatherford International, Inc., Total Logistic Control, LLC,
                  Christiana Companies, Inc. and C2, Inc. dated as of January
                  5,1999 (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-4 (Reg. No. 333-65663)).

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

         3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K, File 1-13086, filed June
                  2, 1998).

         3.3      Certificate of Destination of the Registrant's Series A
                  Preferred Stock, par value $1.00 per share (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-3
                  (Reg. No. 333-41344)).

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

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
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

         4.12 Registration Rights Agreement, dated as of February 9, 2001, between WEUS Holding, Inc. and Universal Compression Holdings,
                  Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Universal Compression
                  Holdings, Inc. (File No. 001-15843) filed on February 14,
                  2001).

         4.13     Second Supplemental Indenture dated June 30, 2000, between
                  Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

         4.14     Registration Rights Agreement dated June 30, 2000, between
                  Weatherford International, Inc. and Morgan Stanley & Co.
                  Incorporated (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 1-13086) filed July 10,
                  2000).

         10.1     Voting Agreement, dated as of February 9, 2001, among
                  Weatherford International, Inc., WEUS Holding, Inc. and
                  Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Quarterly report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 001-15843) filed on February 14, 2001).

         10.2 Transition Services Agreement, dated as of February 9, 2001, between Weatherford International, Inc. and Weatherford Global
                  Compression Services, L.P. (incorporated by reference to
                  Exhibit 10.1 to the Quarterly Report on Form 10-Q of Universal
                  Compression Holdings, Inc. (File No. 001-15843) filed on
                  February 14, 2001).

         *10.3    Employment Agreement with Mark Hopmann and Gary Warren
                  (incorporated by reference to Exhibit 10.1 to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000 (File No. 1-13086)).

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         *10.4    Amended and Restated Employment Agreement dated as of January
                  28, 2000, between Weatherford International, Inc. and Bruce F.
                  Longaker, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         *10.5    Weatherford Enterra, Inc. Non-Employee Director Stock Option
                  Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No.
                  1-7867)).

         *10.6 Weatherford International Incorporated 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit
                  10.3 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

         *10.7 Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

         *10.8    Weatherford Enterra, Inc. Amended and Restated Employee Stock
                  Purchase Plan (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-8 (Reg. No.
                  333-53633)).

         *10.9 Weatherford Enterra, Inc. Restricted Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit
                  10.6 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

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

         *10.12   Weatherford International, Inc. Executive Deferred
                  Compensation Stock Ownership Plan and related Trust Agreement
                  (incorporated by reference to Exhibit 10.4 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000 (File No. 1-13086)).

         *10.13   Weatherford International, Inc. Non-Employee Director Deferred
                  Compensation Plan (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

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

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         *10.20   Amended and Restated Employment Agreement dated January 28,
                  1998, between Weatherford International, Inc. and Curtis W.
                  Huff (incorporated by reference to Exhibit 10.2 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         *10.21   Employment Agreements with E. Lee Colley, III, Donald R.
                  Galletly and Jon R. Nicholson (incorporated by reference to
                  Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

         *10.22   Weatherford International, Inc. 1998 Employee Stock Option
                  Plan, including form of agreement for officers (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48320)).

         *10.23 Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit
                  10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

         *10.24   Form of Warrant Agreement with Robert K. Moses, Jr. dated
                  September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086)).

         *10.25   Form of Amendment to Stock Option Agreements dated September
                  8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8
                  (reg. No. 333-36598)).

         *10.26 Form of Amendment to Warrant Agreement dated September 8, 1998 with Robert K. Moses Jr. (incorporated by reference to exhibit
                  4.18 to the registration Statement on Form S-8 (reg. No.
                  333-36598)).

         10.27 Formation Agreement dated as of February 2, 1999, by and among Weatherford International, Inc., Weatherford Enterra
                  Compression Company, L.P., General Electric Capital
                  Corporation and Global Compression Services, Inc.
                  (incorporated by reference to Exhibit 10.1 to Form 8-K, File
                  1-13086, filed February 5, 1999).

         10.28    Limited Partnership Agreement of Weatherford Global
                  Compression Services, L.P. dated as of February 2, 1999, by and among Weatherford Global Compression Holding, L.L.C.,
                  Weatherford Enterra Compression Company, L.P. and Global
                  Compression Services, Inc. (incorporated by reference to
                  Exhibit 10.2 to Form 8-K, File 1-13086, filed February 5,
                  1999).

         10.29    Limited Liability Company Agreement of Weatherford Global
                  Compression Holding, L.L.C. dated as of February 2, 1999, by and between Weatherford Enterra Compression Company, L.P. and
                  Global Compression Services, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K, File 1-13086, filed February 5,
                  1999).

         10.30 Registration Rights Agreement dated as of February 2, 1999, among Weatherford Global Compression Services, L.P.,
                  Weatherford Enterra Compression Company, L.P. and Global
                  Compression Services, Inc. (incorporated by reference to
                  Exhibit 10.4 to Form 8-K, File 1-13086, filed February 5,
                  1999).

         *10.31 Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to registration Statement on Form S-8 (reg. No. 333-48322)).

         *10.32   Form of Warrant Agreement with Robert K. Moses, Jr. dated July
                  5, 2000 (incorporated by reference to Exhibit 4.17 to registration Statement on Form S-8 (reg. No. 333-48322)).

         *10.33 Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the registrant's registration Statement on Form S-8 (reg. No. 333-36598)).

         10.34    Distribution Agreement, dated as of April 14, 2000, between
                  Weatherford International, Inc. and Grant Prideco, Inc.
                  (incorporated by reference to Exhibit 2.1 to Registration
                  Statement on Form S-3 of Grant Prideco, Inc. (reg. No.
                  333-35272)).

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         10.35    Subordinated Promissory Note to Weatherford International,
                  Inc. (incorporated by reference to Exhibit 4.1 to Registration
                  Statement on Form S-3 of Grant Prideco, Inc. (reg. No.
                  333-35272)).

         10.36    Tax Allocation Agreement, dated as of April 14, 2000, between
                  Weatherford International, Inc. and Grant Prideco, Inc.
                  (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (file No. 1-13086)).

         10.37 Transition Services Agreement dated as of April 14, 2000 between Weatherford International, Inc. and Grant Prideco,
                  Inc. (incorporated by reference to Exhibit 10.12 to the registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         10.38 Preferred Supplier Agreement, dated as of March 22, 2000 between Weatherford International, Inc. and Grant Prideco,
                  Inc. (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086)).

         10.39    Purchase Agreement, dated June 26, 2000, between Weatherford
                  International, Inc. and Morgan Stanley & Co. Incorporated
                  (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).

        *10.40    Change of Control Agreement dated as of June 10, 1998, between
                  Weatherford International, Inc. and Burt Martin (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2000 (File
                  No. 1-13086)).

      ++*10.41 Amendment to Employment Agreement dated October 16, 2000, between Phillip Burguieres and Weatherford International, Inc.

        ++21.1    Subsidiaries of Weatherford International, Inc.

        ++23.1    Consent of Arthur Andersen LLP

         +23.2    Consent of Independent Public Accountants.

----------
*  Management contract or compensatory plan or arrangement

+  Filed herewith

++ Previously Filed