Form 10-Q
period 2001-03-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2001-05-15
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________ to ________

                         Commission file number 1-13086


                         WEATHERFORD INTERNATIONAL, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Delaware                                                                        04-2515019
--------------------------------------                                                          --------------
   (State or other jurisdiction of                                                              (I.R.S. Employer
   incorporation or organization)                                                               Identification No.)

     515 Post Oak Blvd., Suite 600, Houston, Texas                                                   77027-3415
-------------------------------------------------------------------------------------------------------------------

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
      Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Title of Class                                 Outstanding at May 8, 2001
       --------------                                 --------------------------
Common Stock, par value $1.00                               113,702,639

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARES AND PAR VALUES)

                                                                                  MARCH 31,            DECEMBER 31,
                                                                                    2001                   2000
                                                                                -------------          -------------
                                                                                (UNAUDITED)
                                  ASSETS

Current Assets:
   Cash and Cash Equivalents...........................................         $     52,208            $   153,808
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $21,309 and $23,281, Respectively.....................              473,266                498,663
   Inventories.........................................................              389,559                443,588
   Other Current Assets................................................              149,214                145,528
                                                                                -------------          -------------
                                                                                   1,064,247              1,241,587
                                                                                -------------          -------------

Property, Plant and Equipment, Net.....................................              714,508                973,025
Goodwill, Net..........................................................              901,052              1,051,562
Deferred Tax Asset.....................................................               61,837                 60,204
Equity Investments in Unconsolidated Affiliates........................              479,890                  9,229
Other Assets...........................................................              127,853                125,972
                                                                                -------------          -------------
                                                                                $  3,349,387            $ 3,461,579
                                                                                =============          =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt.........         $    232,127            $    31,134
   Accounts Payable....................................................              162,663                196,200
   Other Current Liabilities...........................................              243,731                235,382
                                                                                -------------          -------------
                                                                                     638,521                462,716
                                                                                -------------          -------------

Long-Term Debt.........................................................              217,463                221,004
Zero Coupon Convertible Senior Debentures..............................              512,991                509,172
Minority Interest......................................................                1,109                198,523
Deferred Income Taxes..................................................              136,028                164,451
Other Liabilities......................................................               71,705                164,755
5% Convertible Subordinated Preferred Equivalent Debentures............              402,500                402,500

Commitments and Contingencies

Stockholders' Equity:
   Series A Preferred Stock, $1 Par Value, Authorized One Share,
     Issued One Share..................................................                   --                     --
   Common Stock, $1 Par Value, Authorized 250,000,000 Shares,
     Issued 122,275,463 and 121,955,723 Shares, Respectively...........              122,275                121,956
   Capital in Excess of Par Value......................................            1,598,211              1,594,060
   Treasury Stock, Net.................................................             (304,658)              (304,315)
   Retained Earnings...................................................               96,909                 53,399
   Accumulated Other Comprehensive Loss................................             (143,667)              (126,642)
                                                                                -------------          -------------
                                                                                   1,369,070              1,338,458
                                                                                -------------          -------------
                                                                                  $3,349,387            $ 3,461,579
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                               ---------------------------------------
                                                                                    2001                    2000
                                                                               ---------------         ---------------
Revenues:
  Products..............................................................       $    233,874            $    178,789
  Services and Rentals..................................................            292,284                 216,593
                                                                               ---------------         ---------------
                                                                                    526,158                 395,382

Costs and Expenses:
  Cost of Products......................................................            158,424                 126,193
  Cost of Services and Rentals..........................................            193,077                 154,799
  Selling, General and Administrative Attributable
     to Segments........................................................             85,150                  78,973
  Corporate General and Administrative..................................              9,719                   8,578
  Equity in Earnings of Unconsolidated Affiliates.......................             (2,758)                   (834)
                                                                               ---------------         ---------------

Operating Income........................................................             82,546                  27,673

Other Income (Expense):
  Interest Income.......................................................                910                     617
  Interest Expense......................................................            (15,291)                (13,022)
  Other, Net............................................................               (147)                    970
                                                                               ---------------         ---------------
Income Before Income Taxes and Minority Interest........................             68,018                  16,238
Provision for Income Taxes..............................................            (24,486)                 (5,682)
                                                                               ---------------         ---------------
Income Before Minority Interest.........................................             43,532                  10,556
Minority Interest Expense, Net of Taxes.................................                (22)                   (563)
                                                                               ---------------         ---------------
Income From Continuing Operations.......................................
                                                                                     43,510                   9,993
Loss From Discontinued Operations, Net of Taxes.........................
                                                                                         --                  (3,458)
                                                                               ---------------         ---------------
Net Income..............................................................       $     43,510            $      6,535
                                                                               ===============         ===============

Basic Earnings (Loss) Per Share:
  Income From Continuing Operations.....................................       $       0.39            $       0.09
  Loss From Discontinued Operations.....................................                 --                   (0.03)
                                                                               ---------------         ---------------
Net Income Per Share....................................................       $       0.39            $       0.06
                                                                               ===============         ===============

Diluted Earnings (Loss) Per Share:
  Income From Continuing Operations.....................................       $       0.37            $       0.09
  Loss From Discontinued Operations.....................................                 --                   (0.03)
                                                                               ---------------         ---------------
Net Income Per Share....................................................       $       0.37            $       0.06
                                                                               ===============         ===============

Weighted Average Shares Outstanding:
  Basic.................................................................            110,541                 108,752
                                                                               ===============         ===============
  Diluted...............................................................            124,850                 111,318
                                                                               ===============         ===============



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                    2001                   2000
                                                                                -------------          -------------
Cash Flows From Operating Activities:
  Net Income............................................................        $    43,510            $     6,535
  Adjustments to Reconcile Net Income to Net Cash
     Used by Operating Activities:
     Depreciation and Amortization......................................             46,634                 48,414
     Loss from Discontinued Operations..................................                 --                  3,458
     Minority Interest Expense, Net of Taxes............................                 22                    563
     Deferred Income Tax Provision......................................              9,548                  1,411
     Provision for Uncollectible Accounts Receivable....................                465                    859
     Gain on Sales of Property, Plant and Equipment.....................             (3,482)                  (416)
     Amortization of Original Issue Discount............................              3,819                     --
     Change in Operating Assets and Liabilities, Net of Effects
       of Businesses Acquired...........................................           (107,775)               (94,486)
                                                                                -------------          -------------
       Net Cash Used by Continuing Operations...........................             (7,259)               (33,662)
       Net Cash Used by Discontinued Operations.........................                 --                (16,706)
                                                                                -------------          -------------
       Net Cash Used by Operating Activities............................             (7,259)               (50,368)
                                                                                -------------          -------------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired.......................            (42,286)               (16,975)
  Capital Expenditures for Property, Plant and Equipment................            (72,268)               (39,019)
  Acquisitions and Capital Expenditures of
     Discontinued Operations............................................                 --                 (5,056)
  Acquisition of Minority Interest......................................           (206,500)                    --
  Proceeds from Sales of Property, Plant and Equipment..................              6,877                  5,138
  Proceeds from Sale and Leaseback of Equipment.........................                 --                 17,025
                                                                                -------------          -------------
       Net Cash Used by Investing Activities............................           (314,177)               (38,887)
                                                                                -------------          -------------

Cash Flows from Financing Activities:
  Borrowings on Short-Term Debt, Net....................................            220,875                 74,589
  Repayments of Long-Term Debt, Net.....................................             (3,054)                (4,284)
  Proceeds from Exercise of Stock Options...............................              4,241                  2,647
  Acquisition of Treasury Stock.........................................             (2,226)                  (615)
  Other, Net............................................................                 --                    108
                                                                                -------------          -------------
       Net Cash Provided by Financing Activities........................            219,836                 72,445
                                                                                -------------          -------------


Net Decrease in Cash and Cash Equivalents...............................           (101,600)               (16,810)
Cash and Cash Equivalents at Beginning of Period........................            153,808                 44,361
                                                                                -------------          -------------
Cash and Cash Equivalents at End of Period..............................        $    52,208            $    27,551
                                                                                =============          =============

Supplemental Cash Flow Information:
  Interest Paid.........................................................        $     6,301            $     10,638

  Income Taxes Paid, Net of Refunds.....................................              9,213                   4,965


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                            -----------------------------------------
                                                                                  2001                    2000
                                                                            ---------------         -----------------
Net Income.............................................................        $    43,510             $     6,535
Other Comprehensive Loss:
  Foreign Currency Translation Adjustment..............................            (19,870)                (10,261)
                                                                            ---------------         -----------------
Comprehensive Income (Loss)............................................        $    23,640             $    (3,726)
                                                                            ===============         =================








         The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated condensed financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Consolidated Condensed Balance Sheet of Weatherford International, Inc. (the "Company") at March 31, 2001, and the Consolidated Condensed Statements of Income, the Consolidated Condensed Statements of Cash Flows and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2001 and March 31, 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding current year classifications.

2.   UNIVERSAL TRANSACTION

     On February 9, 2001, the Company completed the merger of essentially all of its Compression Services Division with and into a subsidiary of Universal Compression Holdings, Inc. ("Universal") in exchange for 13.75 million restricted shares of Universal common stock, representing approximately 48 percent of Universal's total outstanding shares. The Company retained part of the Compression Services Division, including Singapore-based Gas Services International operations, which are now consolidated within the Company's Artificial Lift Systems Division. Concurrent with the merger, the Company paid GE Capital $206.5 million for its 36% ownership in the joint venture in which this division operated.

     In connection with the merger, the Company de-consolidated the businesses that merged with Universal and recorded its investment in Universal as Equity Investments in Unconsolidated Affiliates on the accompanying Consolidated Condensed Balance Sheets. Accordingly, the Company began recording its 48 percent equity interest in Universal's results of operations, based on estimates provided by Universal, as Equity in Earnings of Unconsolidated Affiliates on the accompanying Consolidated Condensed Statements of Income. The difference between the cost basis of the Company's investment in Universal and the Company's underlying equity in net assets of Universal is being amortized straight-line over 40 years through Equity in Earnings of Unconsolidated Affiliates.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     As of December 31, 2000, the net assets of the Compression Services Division, excluding the assets which the Company retained, were as follows:

     ASSETS:
        Cash......................................................................       $       3,118
         Accounts Receivable, Net.................................................              62,650
         Inventory................................................................              77,059
         Other Current Assets.....................................................              10,113
                                                                                         ---------------
           Total Current Assets...................................................             152,940
         Property, Plant and Equipment, Net.......................................             281,622
         Goodwill.................................................................             166,720
         Other Assets.............................................................              12,849
                                                                                         ---------------
           Total Assets...........................................................       $     614,131
                                                                                         ===============

     LIABILITIES:
      Accounts Payable............................................................       $      26,125
      Short-Term Borrowings and Current Portion of Long-Term Debt.................              13,136
      Other Current Liabilities...................................................              21,048
                                                                                         ---------------
           Total Current Liabilities..............................................              60,309

      Long-Term Debt..............................................................               1,727
      Minority Interest Liability.................................................             197,513
      Deferred Income Taxes.......................................................              26,917
      Other Liabilities...........................................................              95,538
                                                                                         ---------------
           Total Liabilities......................................................             382,004
                                                                                         ---------------
           Net Assets.............................................................       $     232,127
                                                                                         ===============


3.   INVENTORIES

     Inventories by category are as follows:

                                                                               MARCH 31,       DECEMBER 31,
                                                                                2001               2000
                                                                            --------------     -------------
                                                                                    (in thousands)
     Raw materials, components and supplies...........................      $     106,022         $ 152,569
     Work in process..................................................             33,593            46,500
     Finished goods...................................................            249,944           244,519
                                                                            --------------     -------------
                                                                            $     389,559         $ 443,588
                                                                            ==============     =============

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

4.   BUSINESS COMBINATIONS

     On March 12, 2001, the Company acquired Tesco Corporation's ("Tesco") underbalanced drilling business for total cash consideration of approximately $32.8 million. As of March 31, 2001, the Company had paid $18.4 million. An additional $10.4 million was paid subsequent to March 31, 2001 and $4.0 million will be paid upon the Company's receipt of the remaining Tesco foreign assets. The assets acquired include integrated underbalanced drilling systems plus stand-alone nitrogen generating units, pressure control units and other related equipment. The addition of Tesco's systems to the Company's Drilling and Intervention Services Division provides needed capacity for its rapidly growing underbalanced drilling segment.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The Company also effected various other acquisitions during the three months ended March 31, 2001 for total consideration of approximately $26.6 million, consisting of cash and assumed debt. The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated condensed financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the Consolidated Condensed Balance Sheets related to the acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes in the preliminary allocations are not anticipated by management.

5.   DISCONTINUED OPERATIONS

     In October 1999, the Board of Directors of the Company approved a plan to distribute all of the outstanding shares of common stock of its wholly owned subsidiary, Grant Prideco, Inc. (the "Spin-off"), to holders of the Company's common stock, $1.00 par value ("Common Stock"). These shares were distributed at the close of business on April 14, 2000 (the "Spin-off Date") to stockholders of record as of March 23, 2000. In connection with and prior to the Spin-off, the Company transferred its drilling products businesses to Grant Prideco, Inc. ("Grant Prideco"). As a result, the accompanying financial statements reflect the operations of Grant Prideco as discontinued operations. The distribution of the net assets of discontinued operations and the related accumulated other comprehensive loss is reflected in the accompanying Consolidated Condensed Balance Sheets as an adjustment to Retained Earnings.

     The results of operations for Grant Prideco are reflected in the accompanying Consolidated Condensed Statements of Income as Loss from Discontinued Operations, Net of Taxes. Condensed results of Grant Prideco were as follows:

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                          ------------------
                                                                                                 2000
                                                                                          ------------------
                                                                                            (in thousands)
    Revenues.....................................................................             $  107,145
                                                                                             -------------

    Loss before interest allocation and income taxes.............................                 (1,015)
    Interest allocation..........................................................                 (2,500)
    Benefit for income taxes.....................................................                    937
                                                                                             -------------
    Net loss before Spin-off related costs.......................................                 (2,578)
    Spin-off related costs, net of taxes.........................................                   (880)
                                                                                             -------------
    Net loss.....................................................................             $   (3,458)
                                                                                             =============



       The Company purchases drill pipe and other related products from Grant Prideco. The purchases made prior to the Spin-off Date have been eliminated in the accompanying consolidated condensed financial statements. The purchases eliminated for the three months ended March 31, 2000 were $6.8 million. These purchases represent Grant Prideco's cost.

     The results from discontinued operations include a management fee charged to Grant Prideco of $0.5 million for the three months ended March 31, 2000. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     Agreement Between the Company and Grant Prideco

     The Company has also entered into a preferred customer agreement with Grant Prideco pursuant to which the Company agreed, for a three year period, to purchase at least 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers.

     The Company is entitled to apply against its purchases a drill stem credit granted to it in the amount of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. As of March 31, 2001 the Company had $26.7 million remaining of the drill stem credit.

6.   SHORT-TERM DEBT

     The Company's unsecured credit agreement provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of March 31, 2001, the Company had $53.9 million available under this agreement. Amounts outstanding under the facility accrue interest at the U.S. prime rate or a variable rate based on LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned to the Company by Standard and Poor's and Moody's Investor Service, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At March 31, 2001, the Company had $69.6 million in unsecured short-term borrowings outstanding under these arrangements.

7.   EARNINGS PER SHARE

     Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of shares of Common Stock outstanding during the period adjusted for the dilutive effect of the incremental shares that would have been outstanding under the Company's stock option and restricted stock plans and the incremental shares for the assumed conversion of dilutive debentures.

     Diluted earnings per share for the three months ended March 31, 2001 reflects the assumed conversion of the Company's Zero Coupon Convertible Senior Debentures (the "Zero Coupon Debentures"), as the conversion in that period would have been dilutive. Net income for dilutive earnings per share calculation is adjusted to add back the amortization of original issue discount relating to the Zero Coupon Debentures totaling $2.5 million on an after-tax basis.

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                                          THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                      2001            2000
                                                                                 --------------   --------------
                                                                                         (in thousands)
     Basic weighted average shares outstanding.............................          110,541          108,752
     Dilutive effect of stock option and restricted stock plans............            5,212            2,566
     Dilutive effect of Zero Coupon Debentures.............................            9,097               --
                                                                                 --------------   --------------
     Dilutive weighted average shares outstanding..........................          124,850          111,318
                                                                                 ==============   ==============

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations for the periods shown:

                                                                                          THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                     2001             2000
                                                                                 --------------   --------------
                                                                                         (in thousands)
      Fair value of assets, net of cash acquired...........................      $      29,515    $       9,983
      Goodwill.............................................................             14,957           30,307
      Total liabilities, including minority interest.......................             (2,186)         (18,476)
      Common stock issued..................................................                 --           (4,839)
                                                                                 --------------   --------------
      Cash consideration, net of cash acquired.............................      $      42,286    $      16,975
                                                                                 ==============   ==============

9.   SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company defines its business segments into three separate groups as defined by the chief operating decision maker: drilling and intervention services, completion systems and artificial lift systems. The Company also historically operated a compression services segment. The amounts reported for this segment include results up through February 9, 2001.

     The Company's drilling and intervention services segment provides drilling solutions, including fishing, drilling products, well installation services, cementing products, underbalanced drilling and specialty pipeline services.

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

     The Company's compression services segment historically packaged, rented and sold parts and services for gas compressor units over a broad horsepower range.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     Financial information by industry segment for each of the three months ended March 31, 2001 and 2000, is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                       ---------------------------
                                                                                           2001          2000
                                                                                       ------------   ------------
                                                                                               (in thousands)
    Revenues from unaffiliated customers
         Drilling and Intervention Services....................................         $  282,704     $  187,529
         Completion Systems....................................................             76,006         47,621
         Artificial Lift Systems...............................................            140,509        105,803
         Compression Services..................................................             26,939         54,429
                                                                                       ------------   ------------
                                                                                        $  526,158     $  395,382
                                                                                       ============   ============

    EBITDA (a)
         Drilling and Intervention Services....................................         $   97,782     $   56,019
         Completion Systems....................................................             11,228          1,336
         Artificial Lift Systems...............................................             22,779         14,039
         Compression Services..................................................              3,587         11,686
         Corporate (b).........................................................             (6,196)        (6,993)
                                                                                       ------------   ------------
                                                                                        $  129,180     $   76,087
                                                                                       ============   ============

    Depreciation and amortization
         Drilling and Intervention Services....................................         $   27,861     $   26,009
         Completion Systems....................................................              6,951          6,451
         Artificial Lift Systems...............................................              6,873          6,021
         Compression Services..................................................              4,184          9,182
         Corporate.............................................................                765            751
                                                                                       ------------   ------------
                                                                                        $   46,634     $   48,414
                                                                                       ============   ============

    Operating income (loss)
         Drilling and Intervention Services....................................         $   69,921     $   30,010
         Completion Systems....................................................              4,277         (5,115)
         Artificial Lift Systems...............................................             15,906          8,018
         Compression Services..................................................               (597)         2,504
         Corporate (b).........................................................             (6,961)        (7,744)
                                                                                       ------------   ------------
                                                                                        $   82,546     $   27,673
                                                                                       ============   ============

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to another company.
(b) Includes Equity in Earnings of Unconsolidated Affiliates of $2.8 million and $0.8 million for the three months ended March 31, 2001 and 2000, respectively.

     As of March 31, 2001, total assets were $1,337.6 million for Drilling and Intervention Services, $571.6 million for Completion Systems, $759.3 million for Artificial Lift Systems, and $680.9 million for Corporate. Included in total assets for Corporate is the Company's equity investment in Universal.

     As of December 31, 2000, total assets were $1,284.4 million for Drilling and Intervention Services, $538.9 million for Completion Systems, $724.6 million for Artificial Lift Systems, $614.1 million for Compression Services and $299.6 million for Corporate.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     On February 14, 2001, the Financial Accounting Standards Board ("FASB") issued its tentative decisions on the accounting for goodwill in an Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill". The FASB has tentatively concluded that purchased goodwill should not be amortized; rather, it should be reviewed for impairment. According to the Exposure Draft, this standard is expected to become effective on July 1, 2001, although the effective date is not certain. Furthermore, the proposed standard could be modified prior to its adoption. While this decision is tentative, should it become final in its current form, the adoption of this standard's requirements to not amortize goodwill would increase earnings per share, excluding the impact of future acquisitions, approximately $0.07 per quarter in 2001. The Company is evaluating the impact of the proposed standard's requirement for goodwill impairment analysis.

     In June 1998, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period that the hedged transaction affects earnings. For a qualifying fair value hedge, the changes in fair value of the derivative instrument are offset against the corresponding changes for the hedged item through earnings. Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued in June 2000 and amends certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001, with no financial statement impact as it did not and currently does not engage in contracts or arrangements that qualify for treatment under these standards.

11.    SUBSEQUENT EVENTS

       On April 23, 2001 the Company acquired Orwell Group plc ("Orwell") for total consideration of approximately $250.0 million, consisting of 3.4 million shares of Common Stock and $85.0 million of assumed debt. Orwell is based in Aberdeen, Scotland and is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increases the Company's share of the international markets and increases capacity. These operations will be integrated into the Drilling and Intervention Services Division. The acquisition will be accounted for using the purchase method of accounting.

       In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. Amounts outstanding under the facility accrue interest at a variable rate based on credit ratings assigned to the Company by Standard and Poor's and Moody's Investor Service and borrowing levels under the facility. The interest rate is initially priced at a Euro currency rate plus 0.75%. A commitment fee of 0.125% is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, and reflects the same covenant structure as the Company's existing $250.0 million revolving credit agreement dated May 1998 which remains in effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Our business is conducted through three principal operating divisions:
(1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. In addition to these operations, we historically operated a Compression Services Division and a Drilling Products Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, or an approximate 48% interest in Universal. On April 14, 2000, we distributed to our stockholders all of the outstanding shares of Grant Prideco, Inc., which held the operating assets used in our Drilling Products Division. As a result of this distribution, our Drilling Products Division is presented as discontinued operations in the accompanying financial statements.

     The following is a discussion of our results of operations for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with our financial statements that are included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 included in our Annual Report on Form 10-K, as amended on Form 10-K/A.

     Our discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to our section entitled "Forward-Looking Statements."

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and the price of oil and natural gas. Certain of our products and services, such as our fishing and drilling products, our well installation services and our well completion services, are dependent on the level of exploration and development activity. Other products and services, such as our artificial lift systems, are dependent on production activity. We currently estimate that approximately two-thirds of our continuing operations are primarily reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain historical statistics that are reflective of the market conditions in which we operate:

                                                                HENRY HUB     NORTH AMERICAN     INTERNATIONAL
                                             WTI OIL (1)         GAS (2)       RIG COUNT (3)     RIG COUNT (3)
                                            ---------------  ---------------- ----------------  ----------------
     March 31, 2001....................      $  26.29         $   5.025           1,619              727
     December 31, 2000.................         26.80             9.775           1,497              703
     March 31, 2000....................         26.90             2.945           1,190              584

(1) Price per barrel of West Texas Intermediate crude oil as of March 31 and December 31 - Source: Applied Reasoning, Inc.
(2)  Price per MM/BTU as of March 31 and December 31 - Source: Oil World
(3)  Average rig count for the applicable month - Source: Baker Hughes Rig Count

     The oil and gas industry has been subject to extreme volatility in the last few years. During 2000, the price of oil increased as a result of supply and demand imbalances created by reduced customer production in 1998 and 1999 when oil prices decreased and North American and international rig count hit historical lows. Due to the supply and demand imbalances that caused the increase in the price of oil, we experienced steady improvements in the demand for our products and services in 2000. For the three months ended March 31, 2001, we saw customer spending on exploration and production activities continue to grow.

     Looking forward to the remainder of 2001, we expect continued improvements due to anticipated market recovery outside North America. In general, we expect the markets to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES. This division is expected to see quarter on quarter improvements throughout the year in both revenue and profitability. We believe this division should continue to see incremental improvement from the North American market throughout the rest of the year. Although somewhat more difficult to predict, we currently expect that the markets in the Eastern Hemisphere and Latin America will experience sales improvements of approximately 15% by year end through volume and pricing.

     COMPLETION SYSTEMS. In 2000, we saw this division increase its revenue base and position itself for growth in 2001 and beyond by expanding its sales and service infrastructure and manufacturing capacity worldwide. In 2001, we will complete our plan, which began in 2000, to increase our manufacturing capacity by approximately 50% over our available capacity. We expect to realize the benefits of this increase in the second half of 2001. We believe that operating income generated by this division will substantially exceed that of comparable periods of 2000.

     The level of this division's contribution will be dependent on drilling activity levels, particularly in the international markets, its ability to meet market demand through increased manufacturing output and its ability to successfully market its products such as its expandable product line and its liner hanger and packer systems.

     ARTIFICIAL LIFT SYSTEMS. We expect that our Artificial Lift Systems Division will continue to see revenue improvements on a year on year basis in North America and Latin America, although this division's growth in North America has been dwarfed as compared to the other divisions due to the higher priority our customers are currently placing on natural gas projects over oil projects. We believe we will experience continued improvements in margins as a result of cost containment, higher throughput in our plants and the impact of price increases initiated throughout 2000. Additional price increases were implemented in Canada in the first quarter of 2001 and we expect to see the impact of these increases in the second and third quarters of 2001. The second quarter, however, will be impacted by the 'spring break-up' in Canada. The magnitude of this seasonal trend is dependent on its duration.

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

     RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     The following charts contain selected financial data comparing our results for the three months ended March 31, 2001 and March 31, 2000:

      COMPARATIVE FINANCIAL DATA                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  -------------------------------
                                                                                      2001             2000
                                                                                  -------------    --------------
                                                                                      (in thousands, except
                                                                                    percentages and per share
                                                                                              data)
       Revenues............................................................        $  526,158     $    395,382
       Gross Profit........................................................           174,657          114,390
       Gross Profit %......................................................                33%              29%
       Selling, General and Administrative
         Attributable to Segments..........................................        $   85,150       $   78,973
       Corporate General and Administrative................................             9,719            8,578
       Operating Income....................................................            82,546           27,673
       Income from Continuing Operations...................................            43,510            9,993
       Income from Continuing Operations Excluding
         Goodwill Amortization, Net of Taxes...............................            54,365           18,035
       EBITDA (a)..........................................................           129,180           76,087
       Income per Diluted Share from Continuing Operations.................              0.37             0.09
       Income per Diluted Share from Continuing Operations
         Excluding Goodwill Amortization, Net of Taxes.....................              0.44             0.16

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

        SALES BY GEOGRAPHIC REGION
                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        ---------------------------
                                                                                           2001           2000
                                                                                        -----------    ----------
        REGION: (a)
        U.S....................................................................                  45%           45%
        Canada.................................................................                  19%           23%
        Europe.................................................................                   8%            8%
        Latin America..........................................................                  10%            9%
        Africa.................................................................                   5%            5%
        Middle East............................................................                   4%            3%
        Asia Pacific...........................................................                   9%            7%
                                                                                            -------      --------
            Total..............................................................                 100%          100%
                                                                                            =======      ========


(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     Our results for the three months ended March 31, 2001 reflected the improved market conditions in which we were operating. These conditions had the following effects on our results:

o Consolidated revenues improved 33% over the first quarter of 2000 as a result of improved market conditions. Our first quarter 2001 revenues in North America were $64.1 million higher than they were in the first quarter of 2000. International revenues increased 54% from first quarter 2000 levels with the most significant increases occurring in Asia Pacific and Latin America.
o The gross profit percentage increased 14% from the first quarter of 2000 to the first quarter of 2001. This reflects higher volume and pricing increases implemented during 2000, which continued into the first quarter of 2001.
o Selling, general and administrative expenses decreased as a percentage of revenues from 22% in the first quarter of 2000 to 18% in the first quarter of 2001. The decrease primarily reflects a higher revenue base offset in part by higher selling costs associated with the incremental revenues.
o Operating income increased 198% from the first quarter of 2000 due to improved market conditions, primarily in North America and Latin America. Incremental operating profit as a percentage of incremental revenue was 42%.
o Our effective tax rate for the first quarter of 2001 was 36%, as compared to 35% for the first quarter 2000, due to higher profitability in North America in 2001.

SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division continued to see improvements in both revenue and operating income as North American and international rig count improved significantly. Revenue increased 51% over the first quarter of 2000 and 8% over the fourth quarter of 2000 while operating profit improved 133% and 16%, respectively.

     All product lines and geographic regions experienced increased revenue when compared to the first quarter of 2000. The strongest product line revenue improvements were in drilling products and underbalanced services. Geographically, the strongest improvements were in North America and Latin America.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the first quarters of 2001 and 2000:

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ------------------------------
                                                                                         2001             2000
                                                                                  -------------    -------------
                                                                                         (in thousands, except
                                                                                          percentages)
     Revenues...........................................................              $282,704         $187,529
     Gross Profit.......................................................               102,230           58,986
     Gross Profit %.....................................................                    36%              31%
     Selling, General and Administrative................................               $32,309          $28,976
     Operating Income...................................................                69,921           30,010
     EBITDA.............................................................                97,782           56,019

     Other material items affecting the results of our Drilling and Intervention Services Division for the first quarter of 2001 compared to the first quarter of 2000 were:

o Our North American revenues for the first quarter of 2001 improved by 50% over the same period of 2000 compared to rig count improvement of 33%. Our international revenues, excluding Canada, increased by 51% from the first quarter of 2000 due to the international rig count increase of 25%. The most significant revenue increase occurred in Latin America where revenues increased 86% from prior year levels.
o Gross profit as a percentage of revenues increased due to increased volume and pricing increases.
o Selling, general and administrative expenses decreased as a percentage of revenues from 15% in the first quarter of 2000 to 11% in the first quarter of 2001. The decrease primarily reflects a higher revenue base partially offset by increased selling costs attributable to higher sales.

o Operating income increased $39.9 million in the first quarter of 2001 as compared to first quarter of 2000 primarily due to improved market conditions and pricing.

o Incremental EBITDA on incremental revenue was 44% showing substantial returns on each dollar of additional revenue.

     COMPLETION SYSTEMS

     Our Completion Systems Division has shown steady improvements since its formation in 1999 and continued to improve in the first quarter of 2001. Revenue increased 60% from the first quarter of 2000 and 10% from the previous quarter. Geographically, the most improved regions were North America and Asia Pacific. On a product line basis, the strongest growth was in expandable products and liner hangers.

     The following chart sets forth data regarding the results of our Completion Systems Division for the first quarters of 2001 and 2000:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ------------------------------
                                                                                      2001             2000
                                                                                  -------------    -------------
                                                                                      (in thousands, except
                                                                                          percentages)
     Revenues...............................................................       $   76,006       $   47,621
     Gross Profit...........................................................           20,874            8,661
     Gross Profit %.........................................................               27%              18%
     Selling, General and Administrative....................................       $   16,597       $   13,776
     Operating Income (Loss)................................................            4,277           (5,115)
     EBITDA.................................................................           11,228            1,336

     Other material items affecting the results of our Completion Systems Division for the first quarter of 2001 compared to first quarter of 2000 were:

o Revenues increased by 60% in the first quarter of 2001 as compared to the first quarter of 2000. The increase is due to the expansion of the distribution of our core products and new product offerings.
o Gross profit as a percentage of revenues increased 50% primarily due to higher throughput in the manufacturing facilities and full integration of our 1999 acquisitions.
o Selling, general and administrative expenses as a percentage of revenue decreased from 29% in the first quarter of 2000 to 22% in the same period in 2001. The decrease is primarily due to the higher revenue base.
o Research and development expenses for our Completion Services Division were approximately $3.5 million, or 5% of sales during the quarter.
o Incremental EBITDA on incremental revenue was 35% demonstrating successful growth for this division.

     ARTIFICIAL LIFT SYSTEMS

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. Revenues for this division increased approximately 33% from first quarter 2000 levels, primarily in our international markets. The most significant improvements were in Asia Pacific and Latin America. On a product line basis, our reciprocating rod lift showed the greatest improvement over first quarter 2000.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the first quarters of 2001 and 2000:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                    2001             2000
                                                                                -------------    -------------
                                                                                  (in thousands, except
                                                                                       percentages)
    Revenues............................................................        $   140,509      $   105,803
    Gross Profit........................................................             47,599           35,014
    Gross Profit %......................................................                 34%              33%
    Selling, General and Administrative.................................        $    31,693      $    26,996
    Operating Income ...................................................             15,906            8,018
    EBITDA..............................................................             22,779           14,039

     Other material items affecting the results of our Artificial Lift Systems Division as reflected above for the first quarter of 2001 compared to the first quarter of 2000 were:

o The first quarter of 2001 experienced an increase in revenues of 33% compared to the first quarter of 2000 primarily as a result of improvements in our international markets. North American revenues also improved 18% compared to the first quarter of 2000 which is a considerable improvement considering the moderate rate of recovery for North American oil.
o Selling, general and administrative expenses decreased as a percentage of revenues from 26% in the first quarter of 2000 to 23% in the first quarter of 2001 due to cost reductions previously implemented and a higher revenue base.
o Operating income as a percentage of revenues improved to 11% for the first quarter of 2001 as compared to 8% for the first quarter of 2000 due to cost reductions and a higher revenue base.
o Incremental EBITDA on incremental revenue was 25% demonstrating this division's continued progress in a market dominated by natural gas activity.

     COMPRESSION SERVICES

       On February 9, 2001 we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock, which approximates 48% of Universal's outstanding shares. During the period up to the merger date, the Compression Services Division contributed $26.9 million of revenue, $3.6 million of EBITDA and an operating loss of $0.6 million to our consolidated results. Subsequent to the merger date we began recording equity in earnings of unconsolidated affiliates based on our portion of Universal's net income. The compression businesses that were not included in the merger have been combined with our Artificial Lift Systems Division.

     DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco drilling products division which was spun-off to our stockholders in April 2000. We had a loss from discontinued operations, net of taxes, for the three months ended March 31, 2000 of $3.5 million. Included in the loss is $1.0 million of estimated transaction costs, net of taxes.

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

     As of March 31, 2001 our cash and cash equivalents were $52.2 million, a net decrease of $101.6 million from December 31, 2000, which was primarily attributable to the following:

o Payment to GE Capital for the acquisition of its minority interest in our Compression Services Division of $206.5 million.
o Capital expenditures of property, plant and equipment from continuing operations of $72.3 million, including $5.7 million for Compression Services subject to sale and leaseback arrangements.
o Acquisition of new businesses for continuing operations of approximately $42.3 million in cash, net of cash acquired.
o Cash outflows from operating activities associated with our continuing operations of $7.3 million.
o Borrowings, net of repayments, on long-term debt and short-term facilities of $217.8 million

     BANKING FACILITIES

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of March 31, 2001, $53.9 million was available under the credit facility. Borrowings under this facility bear interest at the U.S. prime rate or a variable rate based on the LIBOR. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     We have unsecured short-term borrowings with various institutions pursuant to uncommitted lines of credit facilities and bid note arrangements. At March 31, 2001, we had $69.6 million in unsecured short-term borrowings outstanding under these arrangements.

     In April 2001, we entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. Amounts outstanding under the facility accrue interest at a variable rate based Credit ratings assigned to us by Standard and Poor's and Moody's Investor Service and borrowing levels under the facility. The interest rate is initially priced at a Euro currency plus 0.75%. A commitment fee of 0.125% is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, and reflects the same covenant structure as our existing $250.0 million revolving credit agreement dated May 1998 which remains in effect.

     ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     On June 30, 2000, we completed the private placement of $910.0 million face amount of our Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of March 31, 2001, the amount recorded on our balance sheet was $513.0 million, net of original issue discount.

     Holders may convert the Zero Coupon Convertible Senior Debentures into shares of our common stock at any time before maturity at a conversion rate of
9.9970 shares per $1,000 principal amount at maturity or an initial conversion price of $55.1425 per share of common stock. The effective conversion price will increase as the accreted value of the Zero Coupon Convertible Senior Debentures increases. We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted discounted amount at the time of redemption as provided for in the indenture. The holders also may require us to repurchase the Zero Coupon Convertible Senior Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted discounted amount at the time of redemption.

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

     We have the right to redeem the Convertible Preferred Debentures at any time on or after November 4, 2000, at redemption prices provided for in the indenture agreement. The Convertible Preferred Debentures are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness. We also have the right to defer payments of interest on the Convertible Preferred Debentures by extending the quarterly interest payment period for up to 20 consecutive quarters at any time when we are not in default in the payment of interest.

     7 1/4% SENIOR NOTES DUE 2006

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15.

     CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment for our continuing operations during the three months ended March 31, 2001 were $72.3 million and primarily related to drilling products equipment, fishing tools and tubular service equipment. Included within these capital expenditures for the three months ended March 31, 2001 was $5.7 million for our Compression Services Division. Capital expenditures for 2001 are expected to be approximately $180 million. Our depreciation expense during the first quarter was $36.3 million.

     ACQUISITIONS

     On March 12, 2001, our Drilling and Intervention Services Division acquired Tesco Corporation's underbalanced drilling business for total cash consideration of approximately $32.8 million. We have paid $28.8 million and will pay an additional $4.0 million upon receipt of the remaining Tesco foreign assets. The assets acquired include underbalanced drilling systems plus stand-alone nitrogen generating units, pressure control units and other related equipment. The addition of Tesco's systems provides needed capacity to our rapidly growing underbalanced drilling segment.

     During the three months ended March 31, 2001 we also completed various other acquisitions for total consideration of $26.6 million.

     On April 23, 2001 we acquired Orwell Group plc for total consideration of approximately $250.0 million, consisting of 3.4 million shares of our common stock and $85.0 million of assumed debt. Orwell is based in Aberdeen, Scotland and is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increases our share of the international markets and increases capacity. These operations will be integrated into our Drilling and Intervention Services Division.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including the addition of goodwill of approximately $15.0 million during the three months ended March 31, 2001. The amortization expense for goodwill and other intangibles during the three months ended March 31, 2001 was $10.3 million.

NEW ACCOUNTING PRONOUNCEMENTS

     On February 14, 2001, the Financial Accounting Standards Board issued its tentative decisions on the accounting for goodwill in an Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill". The FASB has tentatively concluded that purchased goodwill should not be amortized; rather, it should be reviewed for impairment. The final statement is expected to be issued in late June 2001, with an effective date of July 1, 2001. While this decision is tentative, should it become final in its current form, the adoption of this standard's requirements to not amortize goodwill would increase earnings per share, excluding the impact of future acquisitions, approximately $0.07 per quarter in 2001. The Company is evaluating the impact of the proposed standard's requirement for goodwill impairment analysis.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period the hedge transaction affects earnings. For a qualifying fair value hedge, the changes in fair value of the derivative instrument are offset against the corresponding changes for the hedged item through earnings. Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends certain provisions of SFAS No. 133. We adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001, with no financial statement impact as we did not and currently do not engage in contracts or arrangements that qualify for treatment under these standards.

EXPOSURES

     INDUSTRY EXPOSURE

     Almost all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and generally, actual losses have historically been within our expectations.

     LITIGATION AND ENVIRONMENTAL EXPOSURE

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is, however, possible that an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring.

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

     Approximately 33% of our net assets from continuing operations are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. We recorded a $19.9 million adjustment to our equity account for the three months ended March 31, 2001 primarily to reflect the net impact of the decline in the Canadian dollar and U.K. pound sterling against the U.S. dollar.

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

     Certain risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to the following:

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

     Our Integration of Acquisitions. During 2000 and 2001, we consummated, or agreed to consummate, various acquisitions of product lines and businesses. The success of these acquisitions will be dependent on our ability to integrate these product lines and businesses with our existing businesses and to eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our businesses. Our forward-looking statements assume the successful integration of the operations of the acquired businesses and their contribution to our income during 2001. We have also assumed that our compression business will be successfully consolidated with Universal's and the estimated $20 million in cost savings and other synergies will be realized in 2001. Integration of acquisitions is something that cannot occur in the short term and that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

     Our Technological Advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically advanced value-added products. These technological advances include our underbalanced drilling technology, our expandable screen technology, our rotary expansion systems and our recently added multilateral technology. Our forward-looking statements have assumed above average growth from these new products and services in 2001.

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

     Changes in Global Trade Policies Could Adversely Impact Operation. Changes in global trade policies in our markets could impact our operations in these markets. We have assumed that there will be no material changes in global trading policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No interim reporting requirement.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
  4.1      Credit Agreement dated April 26, 2001, among Weatherford Eurasia
           Limited, Weatherford Eurasia B.V., Bank One, NA, as Administrative
           Agent and Lender, The Royal Bank of Scotland plc, as Documentation
           Agent and Lender, Royal Bank of Canada, as Syndication Agent and
           Lender, ABN Amro Bank N.V., as Syndication Agent and Lender, Banc One
           Capital Markets, Inc., as Lead Arranger and Sole Book Runner, and the
           other lenders defined therein (incorporated by reference to Exhibit
           4.4 to the Registrant's Registration Statement on Form S-3 (Reg. No.
           333-60648) filed on May 10, 2001).

 10.1      Sale and Purchase Agreement dated February 24, 2001, among
           Weatherford U.K. Limited, 3i Group plc, Ian Alexander Suttie and
           Others and Weatherford International, Inc., as amended by Letter
           Agreement dated April 19, 2001 (incorporated by reference to Exhibit
           4.12 to the Registrant's Registration Statement on Form S-3 (Reg. No.
           333-60648) filed on May 10, 2001).

 10.2      Voting Agreement, dated as of February 9, 2001, among
           Weatherford International, Inc., WEUS Holding, Inc. and Universal
           Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Universal Compression
           Holdings, Inc. filed on February 14, 2001).

 10.3 Registration Rights Agreement, dated as of February 9, 2001, between WEUS Holding, Inc. and Universal Compression Holdings, Inc.
           (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. filed on February
           14, 2001).

 10.4 Transition Services Agreement, dated as of February 9, 2001, between Weatherford International, Inc. and Weatherford Global
           Compression Services, L.P. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Universal Compression
           Holdings, Inc. filed on February 14, 2001).

 10.5      Agreement and Plan of Merger dated October 23, 2000 by and among
           Weatherford International, Inc., WEUS Holding, Inc., Enterra
           Compression Company, Universal Compression Holdings, Inc. and
           Universal Compression, Inc. (incorporated by reference to Exhibit
           10.1 to the Current Report on Form 8-K of Universal Compression
           Holdings, Inc. (File No. 001-15843) and Universal Compression, Inc.
           (File No. 333-48279) filed on October 26, 2000).

 10.6 Purchase Agreement, dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra
           Compression Company, Global Compression Service, Inc. and General
           Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal
           Compression Holdings, Inc., filed by Weatherford International, Inc.
           and WEUS Holding, Inc. on November 2, 2000).

     (b) Reports on Form 8-K:

1. Current Report on Form 8-K dated January 30, 2001, announcing the Company's earnings for the quarter ended December 31, 2000.

2. Current Report on Form 8-K dated February 9, 2001, announcing the completion of the merger of essentially all of the Company's Global Compression Services division with and into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Weatherford International, Inc.



                          y:      /s/ Bernard J. Duroc-Danner
                                  ---------------------------------------------
                                  Bernard J. Duroc-Danner
                                  Chief Executive Officer, Chairman of the
                                  Board and Director
                                  (Principal Executive Officer)


                                  /s/ Lisa W. Rodriguez
                                  ---------------------------------------------
                                  Lisa W. Rodriguez
                                  Vice President, Finance and Accounting
                                  (Principal Financial and Accounting Officer)




Date:  May 11, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             ------------
  4.1      Credit Agreement dated April 26, 2001, among Weatherford Eurasia
           Limited, Weatherford Eurasia B.V., Bank One, NA, as Administrative
           Agent and Lender, The Royal Bank of Scotland plc, as Documentation
           Agent and Lender, Royal Bank of Canada, as Syndication Agent and
           Lender, ABN Amro Bank N.V., as Syndication Agent and Lender, Banc One
           Capital Markets, Inc., as Lead Arranger and Sole Book Runner, and the
           other lenders defined therein (incorporated by reference to Exhibit
           4.4 to the Registrant's Registration Statement on Form S-3 (Reg. No.
           333-60648) filed on May 10, 2001).

 10.1      Sale and Purchase Agreement dated February 24, 2001, among
           Weatherford U.K. Limited, 3i Group plc, Ian Alexander Suttie and
           Others and Weatherford International, Inc., as amended by Letter
           Agreement dated April 19, 2001 (incorporated by reference to Exhibit
           4.12 to the Registrant's Registration Statement on Form S-3 (Reg. No.
           333-60648) filed on May 10, 2001).

 10.2      Voting Agreement, dated as of February 9, 2001, among
           Weatherford International, Inc., WEUS Holding, Inc. and Universal
           Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Universal Compression
           Holdings, Inc. filed on February 14, 2001).

 10.3 Registration Rights Agreement, dated as of February 9, 2001, between WEUS Holding, Inc. and Universal Compression Holdings, Inc.
           (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. filed on February
           14, 2001).

 10.4 Transition Services Agreement, dated as of February 9, 2001, between Weatherford International, Inc. and Weatherford Global
           Compression Services, L.P. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Universal Compression
           Holdings, Inc. filed on February 14, 2001).

 10.5 Agreement and Plan of Merger dated October 23, 2000 by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra
           Compression Company, Universal Compression Holdings, Inc. and
           Universal Compression, Inc. (incorporated by reference to Exhibit
           10.1 to the Current Report on Form 8-K of Universal Compression
           Holdings, Inc. (File No. 001-15843) and Universal Compression, Inc.
           (File No. 333-48279) filed on October 26, 2000).

 10.6 Purchase Agreement, dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra
           Compression Company, Global Compression Service, Inc. and General
           Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal
           Compression Holdings, Inc., filed by Weatherford International, Inc.
           and WEUS Holding, Inc. on November 2, 2000).