Form 10-Q
period 2001-06-30
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2001-08-13
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    --------

                         Commission file number 1-13086


                         WEATHERFORD INTERNATIONAL, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                              04-2515019
            --------                                         -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

515 Post Oak Blvd., Suite 600, Houston, Texas                   77027-3415
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

         Yes [X]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Title of Class                            Outstanding at August 3, 2001
      --------------                             -----------------------------
Common Stock, par value $1.00                            114,542,071

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARES AND PAR VALUES)

                                                                               JUNE 30,     DECEMBER 31,
                                                                                 2001           2000
                                                                             -----------    ------------
                                                                             (UNAUDITED)
                                     ASSETS

Current Assets:
   Cash and Cash Equivalents .............................................   $    38,116    $   153,808
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $23,466 and $23,281, Respectively .......................       556,326        498,663
   Inventories ...........................................................       437,034        443,588
   Other Current Assets ..................................................       153,250        145,528
                                                                             -----------    -----------
                                                                               1,184,726      1,241,587
                                                                             -----------    -----------

Property, Plant and Equipment, Net .......................................       888,462        973,025
Goodwill, Net ............................................................     1,108,871      1,051,562
Equity Investments in Unconsolidated Affiliates ..........................       483,851          9,229
Other Assets .............................................................       159,419        186,176
                                                                             -----------    -----------
                                                                             $ 3,825,329    $ 3,461,579
                                                                             ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt ...........   $   391,014    $    31,134
   Accounts Payable ......................................................       196,410        196,200
   Other Current Liabilities .............................................       273,620        235,382
                                                                             -----------    -----------
                                                                                 861,044        462,716
                                                                             -----------    -----------

Long-Term Debt ...........................................................       229,297        221,004
Zero Coupon Convertible Senior Debentures ................................       516,809        509,172
Minority Interests .......................................................         4,652        198,523
Deferred Tax Liability ...................................................       123,238        164,451
Other Liabilities ........................................................        71,876        164,755
5% Convertible Subordinated Preferred
   Equivalent Debentures .................................................       402,500        402,500

Commitments and Contingencies

Stockholders' Equity:
   Series A Preferred Stock, $1 Par Value, Authorized Zero Shares and
     One Share, Issued Zero Shares and One Share, Respectively ...........            --             --
   Common Stock, $1 Par Value, Authorized 250,000,000 Shares,
     Issued 126,170,870 and 121,955,723 Shares, Respectively .............       126,171        121,956
   Capital in Excess of Par Value ........................................     1,794,662      1,594,060
   Treasury Stock, Net ...................................................      (305,130)      (304,315)
   Retained Earnings .....................................................       153,345         53,399
   Accumulated Other Comprehensive Loss ..................................      (153,135)      (126,642)
                                                                             -----------    -----------
                                                                               1,615,913      1,338,458
                                                                             -----------    -----------
                                                                             $ 3,825,329    $ 3,461,579
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS                    SIX MONTHS
                                                                   ENDED JUNE 30,                 ENDED JUNE 30,
                                                             --------------------------    --------------------------
                                                                2001           2000           2001            2000
                                                             -----------    -----------    -----------    -----------
Revenues:
     Products ............................................   $   241,864    $   182,955    $   475,738    $   361,744
     Services and Rentals ................................       331,136        238,893        623,420        455,486
                                                             -----------    -----------    -----------    -----------
                                                                 573,000        421,848      1,099,158        817,230
Costs and Expenses:
     Cost of Products ....................................       154,128        123,512        312,552        249,705
     Cost of Services and Rentals ........................       214,570        170,958        407,647        325,757
     Selling, General and Administrative Attributable
       to Segments .......................................        91,796         84,211        176,946        163,184
     Corporate General and Administrative ................         9,947          9,231         19,666         17,809
     Equity in Earnings of Unconsolidated Affiliates .....        (5,003)          (949)        (7,761)        (1,783)
                                                             -----------    -----------    -----------    -----------
Operating Income .........................................       107,562         34,885        190,108         62,558
                                                             -----------    -----------    -----------    -----------
Other Income (Expense):
     Interest Income .....................................           629          2,895          1,539          3,512
     Interest Expense ....................................       (18,353)       (16,520)       (33,644)       (29,542)
     Other, Net ..........................................           450           (409)           303            561
                                                             -----------    -----------    -----------    -----------
Income Before Income Taxes
     and Minority Interests ..............................        90,288         20,851        158,306         37,089
Provision for Income Taxes ...............................       (33,408)        (7,502)       (57,894)       (13,184)
                                                             -----------    -----------    -----------    -----------
Income Before Minority Interests .........................        56,880         13,349        100,412         23,905
Minority Interest Expense, Net of Taxes ..................          (444)          (145)          (466)          (708)
                                                             -----------    -----------    -----------    -----------
Income from Continuing Operations ........................        56,436         13,204         99,946         23,197
Loss from Discontinued Operations, Net of Taxes ..........            --             --             --         (3,458)
                                                             -----------    -----------    -----------    -----------
Net Income ...............................................   $    56,436    $    13,204    $    99,946    $    19,739
                                                             ===========    ===========    ===========    ===========
Basic Earnings (Loss) Per Share:
     Income from Continuing Operations ...................   $      0.50    $      0.12    $      0.89    $      0.21
     Loss from Discontinued Operations ...................            --             --             --          (0.03)
                                                             -----------    -----------    -----------    -----------
Net Income Per Share .....................................   $      0.50    $      0.12    $      0.89    $      0.18
                                                             ===========    ===========    ===========    ===========
Diluted Earnings (Loss) Per Share:
     Income from Continuing Operations ...................   $      0.46    $      0.12    $      0.83    $      0.21
     Loss from Discontinued Operations ...................            --             --             --          (0.03)
                                                             -----------    -----------    -----------    -----------
Net Income Per Share .....................................   $      0.46    $      0.12    $      0.83    $      0.18
                                                             ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding:
     Basic ...............................................       113,670        108,896        112,105        108,824
                                                             ===========    ===========    ===========    ===========
     Diluted .............................................       135,547        112,905        130,198        112,111
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                       ----------------------
                                                                          2001         2000
                                                                       ---------    ---------
Cash Flows from Operating Activities:
  Net Income .......................................................   $  99,946    $  19,739
  Adjustments to Reconcile Net Income to Net Cash
     Provided (Used) by Operating Activities:
     Depreciation and Amortization .................................      97,387       96,057
     Loss from Discontinued Operations, Net of Taxes ...............          --        3,458
     Deferred Income Tax Provision (Benefit) .......................      (4,743)      19,304
     Gain on Sales of Property, Plant and Equipment ................      (6,142)      (5,534)
     Amortization of Original Issue Discount .......................       7,637           --
     Change in Operating Assets and Liabilities, Net of Effects
       of Businesses Acquired ......................................    (151,267)    (172,965)
                                                                       ---------    ---------
       Net Cash Provided (Used) by Continuing Operations ...........      42,818      (39,941)
       Net Cash Used by Discontinued Operations ....................          --      (13,332)
                                                                       ---------    ---------
       Net Cash Provided (Used) by Operating Activities ............      42,818      (53,273)
                                                                       ---------    ---------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ..................    (186,592)     (67,698)
  Capital Expenditures for Property, Plant and Equipment ...........    (153,909)     (86,684)
  Acquisitions and Capital Expenditures of
      Discontinued Operations ......................................          --       (5,056)
  Acquisition of Minority Interest .................................    (206,500)          --
  Proceeds from Sales of Property, Plant and Equipment .............      12,672       17,845
  Proceeds from Sale and Leaseback of Equipment ....................          --       46,113
                                                                       ---------    ---------
       Net Cash Used by Investing Activities .......................    (534,329)     (95,480)
                                                                       ---------    ---------

Cash Flows from Financing Activities:
  Borrowings (Repayments) on Short-Term Debt, Net ..................     377,073     (103,060)
  Repayments of Long-Term Debt, Net ................................      (6,065)      (5,871)
  Issuance of Zero Coupon Convertible Senior Debentures, Net .......          --      491,868
  Proceeds from Exercise of Stock Options ..........................       7,115        5,001
  Acquisition of Treasury Stock ....................................      (2,304)      (2,045)
  Other, Net .......................................................          --          216
                                                                       ---------    ---------
       Net Cash Provided by Financing Activities ...................     375,819      386,109
                                                                       ---------    ---------


Net Increase (Decrease) in Cash and Cash Equivalents ...............    (115,692)     237,356
Cash and Cash Equivalents at Beginning of Period ...................     153,808       44,361
                                                                       ---------    ---------
Cash and Cash Equivalents at End of Period .........................   $  38,116    $ 281,717
                                                                       =========    =========

Supplemental Cash Flow Information:
  Interest Paid ....................................................   $  23,160    $  31,649
  Income Taxes Paid, Net of Refunds ................................      37,822       10,220


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                        THREE MONTHS             SIX MONTHS
                                                        ENDED JUNE 30,         ENDED JUNE 30,
                                                    --------------------    --------------------
                                                      2001        2000        2001        2000
                                                    --------    --------    --------    --------
Net Income ......................................   $ 56,436    $ 13,204    $ 99,946    $ 19,739
Other Comprehensive Loss:
     Foreign Currency Translation Adjustment ....     (9,468)    (12,156)    (29,338)    (22,417)
                                                    --------    --------    --------    --------
Comprehensive Income (Loss) .....................   $ 46,968    $  1,048    $ 70,608    $ (2,678)
                                                    ========    ========    ========    ========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated condensed financial statements of Weatherford International, Inc. (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Consolidated Condensed Balance Sheet at June 30, 2001, Consolidated Condensed Statements of Income and Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2001 and 2000, and Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding current year classifications.

2.   UNIVERSAL TRANSACTION

     On February 9, 2001, the Company completed the merger of essentially all of its Compression Services Division with and into a subsidiary of Universal Compression Holdings, Inc. ("Universal") in exchange for 13.75 million shares of Universal common stock, representing approximately 48 percent of Universal's total outstanding shares. The Company retained part of the Compression Services Division, including Singapore-based Gas Services International operations, which is now consolidated within the Company's Artificial Lift Systems Division. Concurrent with the merger, the Company paid GE Capital $206.5 million for its 36% ownership in the joint venture in which this division operated.

     In connection with the merger, the Company de-consolidated the businesses that merged with Universal and recorded its investment in Universal as Equity Investments in Unconsolidated Affiliates on the accompanying Consolidated Condensed Balance Sheet. Accordingly, the Company began recording its 48 percent equity interest in Universal's results of operations, based on estimates provided by Universal, as Equity in Earnings of Unconsolidated Affiliates on the accompanying Consolidated Condensed Statements of Income. The difference between the cost basis of the Company's investment in Universal and the Company's fair value in the net assets of Universal is being amortized straight-line over 40 years through Equity in Earnings of Unconsolidated Affiliates.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 2000, the net assets of the Compression Services Division, excluding the assets which the Company retained, were as follows, in thousands:


Assets:
     Cash ...........................................................   $  3,118
     Accounts Receivable, Net .......................................     62,650
     Inventory ......................................................     77,059
     Other Current Assets ...........................................     10,113
                                                                        --------
        Total Current Assets ........................................    152,940

     Property, Plant and Equipment, Net .............................    281,622
     Goodwill, Net ..................................................    166,720
     Other Assets ...................................................     12,849
                                                                        --------
        Total Assets ................................................   $614,131
                                                                        ========

Liabilities:
     Accounts Payable ...............................................   $ 26,125
     Short-Term Borrowings and Current Portion of Long-Term Debt ....     13,136
     Other Current Liabilities ......................................     21,048
                                                                        --------
        Total Current Liabilities ...................................     60,309

     Long-Term Debt .................................................      1,727
     Minority Interest Liability ....................................    197,513
     Deferred Income Taxes ..........................................     26,917
     Other Liabilities ..............................................     95,538
                                                                        --------
         Total Liabilities ..........................................    382,004
                                                                        --------
         Net Assets .................................................   $232,127
                                                                        ========


3.   INVENTORIES

     Inventories by category are as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                            2001        2000
                                                         --------   ------------
                                                              (in thousands)

Raw materials, components and supplies ...............   $128,633     $152,569
Work in process ......................................     35,930       46,500
Finished goods .......................................    272,471      244,519
                                                         --------     --------
                                                         $437,034     $443,588
                                                         ========     ========

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4.   BUSINESS COMBINATIONS

     On April 19, 2001, the Company acquired Orwell Group plc ("Orwell") for total consideration of approximately $262.1 million, consisting of 3.4 million shares of the Company's common stock, $1.00 par value ("Common Stock") and $85.0 million of assumed debt which was paid in full immediately following the closing of the transaction. Orwell is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increases the Company's share of the international markets and increases capacity. Orwell's operations are being integrated into the Company's Drilling and Intervention Services Division.

     On March 12, 2001, the Company acquired the underbalanced drilling businesses of Tesco Corporation for approximately $32.8 million of cash. The assets acquired include integrated underbalanced drilling systems plus stand-alone nitrogen generating units, pressure control units and other related equipment, all of which provide needed capacity for the Company's Drilling and Intervention Services Division's underbalanced services product line.

     The Company also completed various other smaller acquisitions during the six months ended June 30, 2001 for total consideration of approximately $83.0 million, of which $69.9 million was paid in cash and assumed debt and $13.1 million was paid in the form of shares of Common Stock.

     The acquisitions discussed above were accounted for using the purchase method of accounting; accordingly, the results of operations are included in the accompanying consolidated condensed financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the Consolidated Condensed Balance Sheets related to the acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes in the preliminary allocations are not anticipated by management.

5.   DISCONTINUED OPERATIONS

     At the close of business on April 14, 2000 (the "Spin-off Date"), the Company distributed shares of its wholly owned subsidiary Grant Prideco, Inc. ("Grant Prideco") to the holders of record of Common Stock as of March 23, 2000. As a result, the accompanying Consolidated Condensed Statements of Income reflect the results of operations for Grant Prideco through the Spin-off Date as Loss from Discontinued Operations, Net of Taxes. The distribution of the net assets of discontinued operations and the related accumulated other comprehensive loss is reflected in the accompanying Consolidated Condensed Balance Sheets as an adjustment to Retained Earnings.

     Condensed results of Grant Prideco were as follows:

                                                          THREE MONTHS    SIX MONTHS
                                                         ENDED JUNE 30,  ENDED JUNE 30,
                                                              2000             2000
                                                         --------------  --------------
                                                                (in thousands)

Revenues ............................................      $  17,668       $ 124,813
                                                           ---------       ---------

Loss before interest allocation and income taxes ....      $     184       $    (831)
Interest allocation .................................             --          (2,500)
Income tax (provision) benefit ......................            (49)            888
                                                           ---------       ---------
Net income (loss) before Spin-off related costs .....            135          (2,443)
Spin-off related costs, net of taxes ................           (135)         (1,015)
                                                           ---------       ---------
Net Loss ............................................      $      --       $  (3,458)
                                                           =========       =========

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

         The Company purchases drill pipe and other related products from Grant Prideco. The purchases made prior to the Spin-off Date have been eliminated in the accompanying consolidated condensed financial statements. The purchases eliminated for the six months ended June 30, 2000 were $6.8 million. These purchases represent Grant Prideco's cost.

         The results from discontinued operations for the six months ended June 30, 2000 include a management fee charged to Grant Prideco of $0.5 million. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

     Agreements Between the Company and Grant Prideco

     The Company also entered into a preferred customer agreement with Grant Prideco pursuant to which the Company agreed, for a three year period, to purchase at least 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers.

     The Company is entitled to apply against its purchases a drill stem credit granted to it in the amount of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. As of June 30, 2001, the Company had $25.5 million remaining of the drill stem credit.

6.   SHORT-TERM DEBT

     In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of June 30, 2001, the Company had $162.3 million available under this agreement. Amounts outstanding under this facility accrue interest at a variable rate based on the borrower's applicable Eurocurrency rate and credit ratings assigned to the Company by Standard and Poor's and Moody's Investor Service. A commitment fee of 0.125% is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, and it reflects the same covenant structure as the Company's existing $250.0 million revolving credit agreement, dated May 1998, which remains in effect.

     The Company entered into a five-year unsecured credit agreement in May 1998 which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of June 30, 2001, the Company had $121.9 million available under this facility due to amounts outstanding and $40.0 million being used to secure outstanding letters of credit. Amounts outstanding under the facility accrue interest at the U.S. prime rate or a variable rate based on LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned to the Company by Standard and Poor's and Moody's Investor Service, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At June 30, 2001, the Company had $207.1 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 4.65% to 6.25%.

7.   EARNINGS PER SHARE

     Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of shares of Common Stock outstanding during the period adjusted for the dilutive effect of the Company's stock option and restricted stock plans and the incremental shares for the assumed conversion of dilutive debentures.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     Diluted earnings per share for the three and six months ended June 30, 2001 reflects the assumed conversion of the Company's Zero Coupon Convertible Senior Debentures (the "Zero Coupon Debentures") and the Company's 5% Convertible Subordinated Preferred Equivalent Debentures (the "Convertible Preferred Debentures"), as the conversion of each in those periods would have been dilutive. Net income for the dilutive earnings per share calculation is adjusted to add back the amortization of original issue discount relating to the Zero Coupon Debentures totaling $2.5 million and $5.0 million, net of taxes, for the three and six months ended June 30, 2001, respectively, and interest on the Convertible Preferred Debentures totaling $3.3 million, net of taxes, for the three and six months ended June 30, 2001.

     The following reconciles basic and diluted weighted average shares outstanding:

                                              THREE MONTHS        SIX MONTHS
                                             ENDED JUNE 30,     ENDED JUNE 30,
                                           -----------------   -----------------
                                            2001      2000       2001     2000
                                           -------   -------   -------   -------
                                                      (in thousands)
Basic weighted average shares
  outstanding ..........................   113,670   108,896   112,105   108,824
Dilutive effect of stock option and
  restricted stock plans ...............     5,234     4,009     5,223     3,287
Dilutive effect of Zero Coupon
  Debentures ...........................     9,097        --     9,097        --
Dilutive effect of Convertible Preferred
  Debentures ...........................     7,546        --     3,773        --
                                           -------   -------   -------   -------
Dilutive weighted average shares
  outstanding ..........................   135,547   112,905   130,198   112,111
                                           =======   =======   =======   =======

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations for the periods shown:

                                                               SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ----------------------
                                                             2001        2000
                                                          ---------    ---------
                                                             (in thousands)

Fair value of assets, net of cash acquired ............   $ 226,449    $  34,294
Goodwill ..............................................     228,912       64,443
Total liabilities, including minority interest ........     (78,507)     (26,200)
Common Stock issued ...................................    (190,262)      (4,839)
                                                          ---------    ---------
Cash consideration, net of cash acquired ..............   $ 186,592    $  67,698
                                                          =========    =========

9.   SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business segments into three separate groups as defined by the chief operating decision maker: drilling and intervention services, completion systems, and artificial lift systems. The Company also historically operated a compression services segment. The amounts reported for this segment include results up through February 9, 2001.

     The Company's drilling and intervention services segment provides a wide range of oilfield products and services, including fishing services, drilling products, well installation services, cementing products and underbalanced drilling and specialty pipeline services.

     The Company's completion systems segment provides completion products and systems including packers, sand control, flow control, expandable products, liner hangers, inflatable packers and intelligent well technology.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Financial information by industry segment for each of the three and six months ended June 30, 2001 and 2000 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                       THREE MONTHS                 SIX MONTHS
                                                      ENDED JUNE 30,               ENDED JUNE 30,
                                               --------------------------    --------------------------
                                                   2001          2000           2001            2000
                                               -----------    -----------    -----------    -----------
                                                                   (in thousands)
Revenues from unaffiliated customers
     Drilling and Intervention Services ....   $   336,857    $   206,748    $   619,561    $   394,277
     Completion Systems ....................        88,306         46,544        164,312         94,165
     Artificial Lift Systems ...............       147,837        114,468        288,346        220,271
     Compression Services ..................            --         54,088         26,939        108,517
                                               -----------    -----------    -----------    -----------
                                               $   573,000    $   421,848    $ 1,099,158    $   817,230
                                               ===========    ===========    ===========    ===========

EBITDA (a)
     Drilling and Intervention Services ....   $   119,390    $    62,987    $   217,172    $   119,006
     Completion Systems ....................        14,357          1,751         25,585          3,087
     Artificial Lift Systems ...............        27,245         15,325         50,024         29,364
     Compression Services ..................            --          9,920          3,587         21,606
     Corporate (b) .........................        (3,211)        (7,455)        (8,873)       (14,448)
                                               -----------    -----------    -----------    -----------
                                               $   157,781    $    82,528    $   287,495    $   158,615
                                               ===========    ===========    ===========    ===========

Depreciation and amortization
     Drilling and Intervention Services ....   $    34,565    $    24,983    $    62,426    $    50,992
     Completion Systems ....................         6,996          6,146         13,947         12,597
     Artificial Lift Systems ...............         6,925          6,493         13,798         12,514
     Compression Services ..................            --          9,194          4,184         18,376
     Corporate (b) .........................         1,733            827          3,032          1,578
                                               -----------    -----------    -----------    -----------
                                               $    50,219    $    47,643    $    97,387    $    96,057
                                               ===========    ===========    ===========    ===========

Operating income (loss)
     Drilling and Intervention Services ....   $    84,825    $    38,004    $   154,746    $    68,014
     Completion Systems ....................         7,361         (4,395)        11,638         (9,510)
     Artificial Lift Systems ...............        20,320          8,832         36,226         16,850
     Compression Services ..................            --            726           (597)         3,230
     Corporate (b) .........................        (4,944)        (8,282)       (11,905)       (16,026)
                                               -----------    -----------    -----------    -----------
                                               $   107,562    $    34,885    $   190,108    $    62,558
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

(b)  Includes Equity Earnings of Unconsolidated Affiliates.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     As of June 30, 2001, total assets were $1,742.5 million for Drilling and Intervention Services, $623.0 million for Completion Systems, $809.7 million for Artificial Lift Systems and $650.1 million for Corporate.

     As of December 31, 2000, total assets were $1,284.4 million for Drilling and Intervention Services, $538.9 million for Completion Systems, $724.6 million for Artificial Lift Systems, $614.1 million for Compression Services and $299.6 million for Corporate.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets." This statement establishes new accounting standards for goodwill, recognition of intangibles and certain intangibles determined to have an indefinite life. It continues to require the recognition of goodwill and certain intangibles determined to have an indefinite life as assets but does not permit their amortization as previously required. The statement also establishes a new method of testing goodwill and intangibles determined to have an indefinite life for impairment. It requires them to be tested for impairment annually at a reporting unit level and written down against results of operations in the periods in which the recorded value is greater than the market value. This statement is effective for fiscal years beginning after December 15, 2001 except for goodwill and certain intangibles determined to have an indefinite life acquired after June 30, 2001, which will be subject to the nonamortization provisions of this statement immediately. The Company is evaluating the impact of this statement's requirements on its financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement establishes accounting and reporting standards requiring that all business combinations be accounted for using the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted this standard in connection with its agreement to sell accounts receivable (see Note 11). The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities". This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period that the hedged transaction affects earnings. For a qualifying fair value hedge, the changes in fair value of the derivative instrument are offset against the corresponding changes for the hedged item through earnings. Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued in June 2000 and amends certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001 with no financial statement impact.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)


11.  SUBSEQUENT EVENTS

     In July 2001, the Company entered into an agreement with a financial institution to securitize, on a continuous basis, an undivided interest in a specific pool of the Company's domestic accounts receivables. Pursuant to this agreement, the Company periodically sells certain trade accounts receivables to a wholly-owned bankruptcy-remote subsidiary of the Company, W1 Receivables ("W1"). W1 was formed to purchase accounts receivables and, in turn, sell participating interests in such accounts receivables to a financial institution. That financial institution then purchases and receives ownership and security interest in those receivables. In this transaction, the Company retained servicing responsibilities and a subordinated interest in the receivables sold. The Company's retained interest in the receivables pool is valued based on the recoverable value which approximated book value. There is no recourse against the Company for failure of debtors to pay when due, and the Company's retained interest in the receivables pool is subordinate to the investors' interests. The Company is permitted to securitize up to $150 million under this agreement. The Company pays a program fee on participating interests at a variable rate based on the commercial paper rate plus other fees. On July 3, 2001, the Company received $127.6 million for purchased interests which was used to pay down short-term debt.

     In July 2001, the Company entered into an interest rate swap, which allowed for the Company to swap the fixed rate interest on $100.0 million of its $200.0 million 7 1/4% Senior Notes, for a variable interest rate. The variable interest rate is based on LIBOR and is priced in arrears. The interest rate swap expires on May 15, 2006 along with the 7 1/4% Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our business is conducted through three principal operating divisions: (1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. In addition to these operations, we historically operated a Compression Services Division and a Drilling Products Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, or an approximate 48% interest in Universal. On April 14, 2000, we distributed to our stockholders all of the outstanding shares of Grant Prideco which held the operating assets used in our Drilling Products Division. As a result of this distribution, our Drilling Products Division is presented as discontinued operations in the accompanying financial statements.

     The following is a discussion of our results of operations for the three and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with our financial statements that are included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 included in our Annual Report on Form 10-K, as amended by Form 10-K/A.

     Our discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to our section entitled "Forward-Looking Statements."

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and price of oil and natural gas. Certain products and services, such as our fishing services, drilling products, well installation services and well completion products and services, are dependent on the level of exploration and development activity and particularly on the completion phase of a well. Other products and services, such as our artificial lift systems, are dependent on oil and gas production activity. We currently estimate that around two-thirds of our continuing operations are primarily reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain historical statistics that are reflective of the market conditions in which we operate:


                                        HENRY HUB    NORTH AMERICAN     INTERNATIONAL
                         WTI OIL (1)     GAS (2)      RIG COUNT (3)     RIG COUNT (3)
                         -----------    ---------    --------------     -------------
June 30, 2001 ........    $ 26.25        $ 3.096          1,565              756
December 31, 2000 ....      26.80          9.775          1,497              703
June 30, 2000 ........      32.50          4.476          1,154              642

(1) Price per barrel of West Texas Intermediate crude oil as of June 30 and December 31 - Source: Applied Reasoning, Inc.

(2)  Price per MM/BTU as of June 30 and December 31 - Source: Oil World

(3)  Average rig count for the applicable month - Source: Baker Hughes Rig Count

     The oil and gas industry has been subject to extreme volatility in the last few years. During 2000, the price of oil increased as a result of supply and demand imbalances created by reduced customer investment in oil and gas development in 1998 and 1999 when oil and gas prices decreased and North American and international rig count hit historical lows. Due to the supply and demand imbalances that caused the increase in the price of oil and gas in 2000, we experienced steady improvements in the demand for our products and services. During 2001, we have continued to experience improvements in the demand for our products and services as customer spending on exploration and production activities has continued to grow.

     Looking forward to the remainder of 2001 and 2002, we expect the growth of the North American market to be flat or slightly lower in response to the slowing growth in the U.S. economy and the recent decline in natural gas prices from a high of $9.82 per mcf earlier in the year to a recent price of approximately $3.00 per mcf. We expect continued improvements in the markets outside North America. In general, we expect the markets to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES. This division is expected to see quarter on quarter improvements throughout the remainder of the year in both revenues and profitability. We currently expect that the markets in the Eastern Hemisphere and Latin America will experience sales improvements throughout the rest of the year through volume and pricing initiatives. The outlook for the North American market has become less clear. However, due to the decline in the natural gas prices we expect a flat or possibly marginally declining market segment through year-end and into 2002.

     COMPLETION SYSTEMS. In 2001, we will complete our plan, which began in 2000, to increase our manufacturing capacity by approximately 50% over our available capacity as of mid-2000. We will also continue to expand this division's sales and service infrastructure worldwide. We expect to realize the benefits of these initiatives in the second half of 2001 and in 2002. Operating income generated by this division should continue to substantially exceed that of comparable periods of 2000. However, in addition to reliance upon drilling activity, the level of this division's contribution will be dependent on its ability to meet market demand through increased manufacturing output and its ability to successfully market its products, including its expandable products, liner hangers and packer systems.

     ARTIFICIAL LIFT SYSTEMS. We expect that our Artificial Lift Systems Division will continue to see revenue improvements on a year on year basis in North America and Latin America. It will benefit from any shift in priority that our customers place on oil projects rather than natural gas projects in light of the recent decline in natural gas. We believe we will experience continued improvements in margins as a result of higher throughput in our plants and the impact of price increases initiated throughout 2000.

     Overall, the level of market improvements for our businesses in 2001 will continue to be heavily dependent on the stability in the North American markets and the timing and strength of the recovery outside North America. Although we believe that the activity levels in the international markets are in the early stages of recovery, the extent of the recovery is difficult to predict in light of the volatile nature of our business. In addition, the continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic conditions, member country compliance with Organization of Petroleum Exporting Countries quotas and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 2000

     The following charts contain selected financial data comparing our results for the three months ended June 30, 2001 and June 30, 2000:

      COMPARATIVE FINANCIAL DATA

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
                                                              (in thousands,
                                                           except percentages
                                                           and per share data)
     Revenues .........................................   $573,000    $421,848
     Gross Profit .....................................    204,302     127,378
     Gross Profit % ...................................       35.7%       30.2%
     Selling, General and Administrative Attributable
       to Segments ....................................   $ 91,796    $ 84,211
     Corporate General and Administrative .............      9,947       9,231
     Operating Income .................................    107,562      34,885
     Net Income .......................................     56,436      13,204
     Net Income Excluding Goodwill Amortization, Net
       of Taxes .......................................     65,180      21,615
     EBITDA (a) .......................................    157,781      82,528
     Net Income per Diluted Share .....................       0.46        0.12
     Net Income per Diluted Share Excluding Goodwill
       Amortization, Net of Taxes .....................       0.52        0.19

(a) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation here because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular cash flows from operations, operating income, and net income. In addition, EBITDA calculations by one company may not be comparable to those of another company.

     SALES BY GEOGRAPHIC REGION

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
     REGION: (a)
     U.S .................................................      45%         47%
     Canada ..............................................      13          19
     Europe ..............................................      13           9
     Latin America .......................................      11           9
     Africa ..............................................       5           5
     Middle East .........................................       5           3
     Asia ................................................       8           8
                                                               ---         ---
         Total ...........................................     100%        100%
                                                               ===         ===

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     A discussion of our results for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 follows:

o Second quarter 2001 consolidated revenues improved 56% over the second quarter 2000, excluding the results of our Compression Services Division that was merged into Universal Compression, as a result of improved market conditions and our acquisitions. Our second quarter 2001 revenues in North America were $102.9 million higher than they were in the second quarter of 2000. Excluding our current year acquisitions, our international revenues increased 52% compared to an international rig count increase of 19%. Notably, the most significant international improvements were in Latin America and the Middle East.

o Our gross profit as a percentage of revenues increased 18% from the second quarter of 2000 to the second quarter of 2001. Improved margins reflect pricing initiatives and improved manufacturing efficiencies due to higher throughput.

o Selling, general and administrative expenses decreased as a percentage of revenues from 22% in the second quarter of 2000 to 18% in the second quarter of 2001. The decrease primarily reflects a higher revenue base, partially offset by higher selling costs associated with the incremental revenues.

o Operating income increased 208% from the second quarter of 2000 due to improved volume, pricing and the market acceptance of our new technologies. The acquisitions made by us during the latter half of 2000 and first half of 2001 also contributed to the increase in operating income.

o Our effective tax rate for the second quarter of 2001 was 37%, compared to 36% for the second quarter 2000, due to increased profitability in foreign jurisdictions where the statutory tax rate is greater than the U.S. tax rate.

SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division continued to see improvements in both revenues and operating income as this division benefited from pricing initiatives, acquisitions and the higher North American and international rig count. In April 2001, we acquired Orwell Group plc which is an international provider of oilfield services for drilling, fishing, remediation and marine applications. Excluding the impact of this acquisition, revenues increased 51% over the second quarter of 2000 and 10% over the first quarter of 2001 while operating profit improved 115% and 17%, respectively.

     All product lines and geographic regions experienced increased revenue when compared to the second quarter of 2000. The product line reflecting the most significant improvement in revenues was underbalanced services where revenues more than doubled to $38.5 million. Excluding the results of Orwell, this division's strongest geographic improvements were in North America and Latin America.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the second quarters of 2001 and 2000:

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
                                                            (in thousands,
                                                          except percentages)
Revenues .........................................      $336,857       $206,748
Gross Profit .....................................       123,649         69,272
Gross Profit % ...................................          36.7%          33.5%
Selling, General and Administrative ..............      $ 38,824       $ 31,268
Operating Income .................................        84,825         38,004
EBITDA ...........................................       119,390         62,987

     A discussion of the results of our Drilling and Intervention Services Division for the second quarter of 2001 compared to the second quarter of 2000 follows:

o Our North American revenues for the second quarter of 2001 improved by 57% over the comparable period of 2000. Acquisitions, pricing initiatives and an increase in the North American rig count contributed to these improvements.

o Our international revenues, excluding Canada, increased 71% from the second quarter of 2000 partially due to an international rig count increase of 19%. An increase of $11.5 million in underbalanced services international revenues, pricing initiatives and our acquisition of Orwell were primary contributors to the international growth.

o Selling, general and administrative expenses decreased as a percentage of revenues from 15% in the second quarter of 2000 to 12% in the second quarter of 2001. The decrease primarily reflects a higher revenue base partially offset by increased selling costs attributable to higher sales and an increase of $1.3 million in goodwill and intangible amortization expense.

o Operating income increased $46.8 million in the second quarter of 2001 as compared to the second quarter of 2000 primarily due to improved market conditions and pricing increases.

o Incremental EBITDA on incremental revenues was 43% reflecting substantial returns on each dollar of additional revenues.

     COMPLETION SYSTEMS

     Our Completion Systems Division has shown strong quarterly improvements in its operating results since its formation in 1999. Revenues increased 90% from the second quarter of 2000 and 16% from the first quarter of 2001. Geographically, the most improved regions were North America and Africa. On a product line basis, the strongest growth from the second quarter of 2000 was in expandable products and packers.

     The following chart sets forth data regarding the results of our Completion Systems Division for the second quarters of 2001 and 2000:

                                            THREE MONTHS ENDED
                                                  JUNE 30,
                                           ---------------------
                                             2001        2000
                                           --------    --------
                                           (in thousands, except
                                                percentages)
Revenues ...............................   $ 88,306    $ 46,544
Gross Profit ...........................     24,343       9,288
Gross Profit % .........................       27.6%       20.0%
Selling, General and Administrative ....   $ 16,982    $ 13,683
Operating Income (Loss) ................      7,361      (4,395)
EBITDA .................................     14,357       1,751


     A discussion of the results of our Completion Systems Division for the second quarter of 2001 compared to second quarter of 2000 follows:

o Revenues nearly doubled in the second quarter of 2001 as compared to the second quarter of 2000. This significant improvement is primarily due to acquisitions and market expansion. The use of our worldwide infrastructure to expand into new markets contributed to a 98% increase in international revenues. We have also benefited from the market acceptance of our new technologies, particularly our expandable products, and our recently added capacity.

o Gross profit as a percentage of revenues increased 38% primarily due to pricing initiatives and improved manufacturing efficiencies.

o Selling, general and administrative expenses as a percentage of revenues decreased from 29% in the second quarter of 2000 to 19% in the same period in 2001. The decrease is primarily due to the higher revenue base, partially offset by this division's initiatives to increase its worldwide sales presence.

o Research and development expenses of this division were $4.3 million, or 5% of revenues, for the second quarter of 2001 and $2.4 million, or 5% of revenues, for the same period last year.

o Incremental EBITDA on incremental revenues was 30% demonstrating outstanding growth for this division.

     ARTIFICIAL LIFT SYSTEMS

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. Revenues for this division increased 29% from second quarter 2000 levels, despite a North American market dominated by natural gas. This increase is primarily attributable to our U.S. and Latin American markets. On a product line basis, our reciprocating rod lift showed the greatest improvement over second quarter 2000.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the second quarters of 2001 and 2000:

                                            THREE MONTHS ENDED
                                                  JUNE 30,
                                           ---------------------
                                             2001        2000
                                           --------    --------
                                           (in thousands, except
                                                percentages)
Revenues ...............................   $147,837    $114,468
Gross Profit ...........................     56,310      37,695
Gross Profit % .........................       38.1%       32.9%
Selling, General and Administrative ....   $ 35,990    $ 28,863
Operating Income .......................     20,320       8,832
EBITDA .................................     27,245      15,325

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the second quarter of 2001 compared to the second quarter of 2000 follows:

o The second quarter of 2001 experienced an increase in revenues of $33.4 million compared to the second quarter of 2000. Revenues in the U.S. increased 57% due to pricing initiatives, increased volume and acquisitions. The seasonal decline in Canada had a greater impact this year which is reflected by a $3.8 million decrease in Canadian revenues as compared to last year. Latin America showed the greatest increase in international revenues of 41%.

o Gross profit as a percentage of revenues increased by 16% from the comparable period in 2000 primarily due to pricing and improved manufacturing productivity and utilization.

o Operating income as a percentage of revenues improved to 14% for the second quarter of 2001 from 8% for the second quarter of 2000 as a result of cost reductions and a higher revenue base.

o Incremental EBITDA on incremental revenues was 36% demonstrating this division's continued progress in a market dominated by natural gas.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

     The following charts contain selected financial data comparing our results for the six months ended June 30, 2001 and June 30, 2000:

      COMPARATIVE FINANCIAL DATA

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                      ------------------------
                                                          2001         2000
                                                      ----------    ----------
                                                            (in thousands,
                                                          except percentages
                                                          and per share data)
Revenues ...........................................  $1,099,158    $  817,230
Gross Profit .......................................     378,959       241,768
Gross Profit % .....................................        34.5%         29.6%
Selling, General and Administrative
  Attributable to Segments .........................  $  176,946    $  163,184
Corporate General and Administrative ...............      19,666        17,809
Operating Income ...................................     190,108        62,558
Income from Continuing Operations ..................      99,946        23,197
Income from Continuing Operations Excluding
  Goodwill Amortization, Net of Taxes ..............     117,023        39,650
EBITDA .............................................     287,495       158,615
Income per Diluted Share from Continuing
  Operations .......................................        0.83          0.21
Income per Diluted Share from Continuing
  Operations Excluding Goodwill Amortization,
  Net of Taxes .....................................        0.96          0.35


     SALES BY GEOGRAPHIC REGION

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             ----------------
                                                             2001        2000
                                                             ----        ----
REGION: (a)
U.S. .....................................................    45%         46%
Canada ...................................................    16          21
Europe ...................................................    11           9
Latin America ............................................    11           9
Africa ...................................................     5           5
Middle East ..............................................     4           3
Asia .....................................................     8           7
                                                             ---         ---
    Total ................................................   100%        100%
                                                             ===         ===

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     A discussion of our results for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 follows:

o Consolidated revenues for the first six months of 2001, excluding our historical compression results, improved 51% over the same period of 2000. Revenues in North America increased $190.0 million, while international revenues, excluding our current year acquisitions, increased $143.3 million.

o Gross profit as a percentage of revenues increased 17%, primarily due to pricing and manufacturing improvements.

o Selling, general and administrative expenses decreased as a percentage of revenues from 22% in the first six months of 2000 to 18% for the same period of 2001 primarily due to a higher revenue base.

o Incremental operating income as a percentage of incremental revenues was 45%.

o Our effective tax rate for the six months ended June 30, 2001 was 37%, compared to 36% for the same period of 2000, due to increased profitability in foreign jurisdictions where the statutory rate is greater than the U.S. tax rate.

SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the six months ended June 30, 2001 and 2000:

                                              SIX MONTHS ENDED
                                                 JUNE 30,
                                           --------------------
                                             2001        2000
                                           --------    --------
                                              (in thousands,
                                            except percentages)
Revenues ...............................   $619,561    $394,277
Gross Profit ...........................    225,879     128,258
Gross Profit % .........................       36.5%       32.5%
Selling, General and Administrative ....   $ 71,133    $ 60,244
Operating Income .......................    154,746      68,014
EBITDA .................................    217,172     119,006

     A discussion of the results of our Drilling and Intervention Services Division for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 follows:

o Our North American revenues for the first six months of 2001 improved by 54% over the comparable period of 2000. Pricing initiatives and a 36% increase in the North American rig count contributed to these improvements. Our international revenues, excluding Orwell, were up 47% compared to an international rig count increase of 23%.

o Selling, general and administrative expenses decreased as a percentage of revenues from 15% in the first half of 2000 to 11% in the first half of 2001 due to higher revenue base partially offset by higher selling costs, goodwill and intangible and a $1.5 million increase in amortization expense.

o Operating income increased $86.7 million in the six months ended June 30, 2001 as compared to the same period of 2000 primarily due to improved market conditions and our acquisitions.

o    Incremental EBITDA as a percentage of incremental revenues was 44%.

     COMPLETION SYSTEMS

     The following chart sets forth data regarding the results of our Completion Systems Division for the six months ended June 30, 2001 and 2000:

                                              SIX MONTHS ENDED
                                                 JUNE 30,
                                           --------------------
                                             2001        2000
                                           --------    --------
                                              (in thousands,
                                            except percentages)
Revenues ...............................   $164,312    $ 94,165
Gross Profit ...........................     45,217      17,949
Gross Profit % .........................       27.5%       19.1%
Selling, General and Administrative ....   $ 33,579    $ 27,459
Operating Income (Loss) ................     11,638      (9,510)
EBITDA .................................     25,585       3,087

     A discussion of the results of our Completion Systems Division for the six months ended June 30, 2001 compared to six months ended June 30, 2000 follows:

o Revenues increased by 74% compared to the first half of 2000, with North American revenues increasing 72% and international revenues increasing 77%.

o Gross profit as a percentage of revenues increased 44% primarily due to pricing initiatives and higher throughput in our manufacturing facilities.

o Selling, general and administrative expenses as a percentage of revenues decreased from 29% in the first half of 2000 to 20% in the same period in 2001 primarily due to increased revenues partially offset by costs associated with our efforts to expand our sales presence.

o Operating income increased $21.1 million from a loss position last year of $9.5 million. Incremental operating income on incremental revenues was 30%.

     ARTIFICIAL LIFT SYSTEMS

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the six months ended June 30, 2001 and 2000.

                                              SIX MONTHS ENDED
                                                 JUNE 30,
                                           --------------------
                                             2001        2000
                                           --------    --------
                                              (in thousands,
                                            except percentages)

Revenues ...............................   $288,346    $220,271
Gross Profit ...........................    103,909      72,709
Gross Profit % .........................       36.0%       33.0%
Selling, General and Administrative ....   $ 67,683    $ 55,859
Operating Income .......................     36,226      16,850
EBITDA .................................     50,024      29,364

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 follows:

o The first half of 2001 experienced an increase in revenues of 31% compared to the first half of 2000. Excluding 2001 acquisitions, revenues in North America increased $24.6 million and international revenues increased $29.0 million. This division currently earns 26% of its revenues internationally, whereas two years ago the division had almost no international revenues.

o Selling, general and administrative expenses decreased as a percentage of revenues from 25% in the six months ended June 30, 2000 to 23% in the same period of 2001 due to higher revenue base partially offset by higher selling costs incurred to support increased revenues.

o Operating income increased by $19.4 million compared to the first half of 2000. Incremental operating income on incremental revenues was 28%.

     COMPRESSION SERVICES

     On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock, which approximates 48% of Universal's outstanding shares. During the period up to the merger date, the Compression Services Division contributed $26.9 million of revenues, $3.6 million of EBITDA and an operating loss of $0.6 million to our consolidated results. Subsequent to the merger date we began recording equity in earnings of unconsolidated affiliates based on our portion of Universal's net income. The compression businesses that were not included in the merger have been combined with our Artificial Lift Systems Division.

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco drilling products division which was spun-off to our stockholders in April 2000. We had a loss from discontinued operations, net of taxes, for the six months ended June 30, 2000 of $3.5 million. Included in the loss is $1.0 million of transaction costs, net of taxes.

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

     As of June 30, 2001, our cash and cash equivalents were $38.1 million, a net decrease of $115.7 million from December 31, 2000, which was primarily attributable to the following:

o Payment to GE Capital for the acquisition of its minority interest in our Compression Services Division of $206.5 million.

o Capital expenditures of property, plant and equipment from continuing operations of $153.9 million, including $5.7 million for our Compression Services Division.

o Acquisition of new businesses of approximately $186.6 million in cash, net of cash acquired.

o Cash inflows from operating activities associated with our continuing operations of $42.8 million.

o Borrowings, net of repayments, on long-term debt and short-term facilities of $371.0 million.

     In July 2001, we sold certain domestic trade receivables in a securitization transaction. The proceeds from the sale of $127.6 million were used to reduce short-term debt.

     BANKING FACILITIES

     In April 2001, we entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of June 30, 2001, $162.3 million was available under this credit facility. Amounts outstanding under the facility accrue interest at a variable rate based on the borrower's applicable Eurocurrency rate and credit ratings assigned to us by Standard and Poor's and Moody's Investor Service. A commitment fee of 0.125% is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, and it reflects the same covenant structure as our existing $250.0 million revolving credit agreement, dated May 1998, which remains in effect.

     We have a five-year unsecured revolving credit facility that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of June 30, 2001, $121.9 million was available under this facility due to amounts outstanding and $40.0 million was used to secure outstanding letters of credit. Borrowings under this facility accrue interest at the U.S. prime rate or a variable rate based on LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned to us by Standard and Poor's and Moody's Investor Service, is payable quarterly on the unused portion of the facility. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At June 30, 2001, we had $207.1 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 4.65% to 6.25%.

     ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     On June 30, 2000, we completed the private placement of $910 million face amount of our Zero Coupon Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of June 30, 2001, the amount recorded on our balance sheet was $516.8 million, net of original issue discount.

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

     We have the right to redeem the Convertible Preferred Debentures at any time at redemption prices provided for in the indenture agreement. The Convertible Preferred Debentures are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness. We also have the right to defer payments of interest on the Convertible Preferred Debentures by extending the quarterly interest payment period for up to 20 consecutive quarters at any time when we are not in default in the payment of interest.

     7 1/4% SENIOR NOTES DUE 2006

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15. On July 10, 2001, we entered into an interest rate swap to swap the fixed rate interest on $100.0 million of the 7 1/4% Senior Notes for a variable interest rate. The variable interest rate is based on LIBOR and is priced in arrears. The interest rate swap expires on May 15, 2006 along with the Senior Notes.

     CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment for our continuing operations during the six months ended June 30, 2001 were $153.9 million and primarily related to our new technologies, rental equipment, fishing tools and tubular service equipment. Capital expenditures for 2001 are expected to be approximately $220.0 million. Our depreciation expense during the first half of 2001 was $76.9 million.

     ACQUISITIONS

     On April 19, 2001, we acquired Orwell for total consideration of approximately $262.1 million, consisting of 3.4 million shares of our common stock and $85.0 million of assumed debt which was paid in full immediately following the closing of the transaction. Orwell is based in Aberdeen, Scotland and is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increases our share of the international markets and increases capacity. These operations are being integrated into our Drilling and Intervention Services Division.

     On March 12, 2001, we acquired the underbalanced drilling businesses of Tesco Corporation for approximately $32.8 million of cash. The assets acquired include integrated underbalanced drilling systems plus stand-alone nitrogen generating units, pressure control units and other related equipment, all of which provide needed capacity for our Drilling and Intervention Services Division's rapidly-growing underbalanced services product line.

     During the six months ended June 30, 2001, we also completed various other acquisitions for total consideration of $83.0 million.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including the addition of goodwill of approximately $228.9 million during the six months ended June 30, 2001. The amortization expense for goodwill and other intangibles during the six months ended June 30, 2001 was $20.5 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets." This statement establishes new accounting standards for goodwill, recognition of intangibles and certain intangibles determined to have an indefinite life. It continues to require the recognition of goodwill and certain intangibles determined to have an indefinite life as assets but does not permit their amortization as previously required. The statement also establishes a new method of testing goodwill and intangibles determined to have an indefinite life for impairment. It requires them to be tested for impairment annually at a reporting unit level and written down against results of operations in the periods in which the recorded value is more than the market value. This statement is effective for fiscal years beginning after December 15, 2001, except for goodwill and certain intangibles determined to have an indefinite life acquired after June 30, 2001 which will be subject to the nonamortization provisions of this statement immediately. We are evaluating the impact of this statement's requirements on our financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement establishes accounting and reporting standards requiring that all business combinations be accounted for using the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

     In September 2000, the FASB issued No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We adopted this standard in connection with our agreement to sell accounts receivable. The adoption of this standard did not have a material effect on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period the hedge transaction affects earnings. For a qualifying fair value hedge, the changes in fair value of the derivative instrument are offset against the corresponding changes for the hedged item through earnings. Such accounting for qualifying hedges allows a derivative's gain and losses to offset related results of the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends certain provisions of SFAS No.
133. We adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001, with no financial statement impact.

EXPOSURES

     INDUSTRY EXPOSURE

     Almost all of our customers operate in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses and, historically, actual losses have been within our expectations.

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

     INTERNATIONAL EXPOSURE

     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and policies that may:

     o    disrupt oil and gas exploration and production activities;

     o    restrict the movement of funds;

     o    lead to U.S. government or international sanctions; and

     o    limit access to markets for periods of time.

     Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have resumed in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria, parts of the Middle East, the Asia-Pacific region and Latin America, have been subjected to political disruption that has negatively impacted results of operations following such events.

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

     Approximately 30% of our net assets from continuing operations are located outside the United States and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. We recorded a $29.3 million adjustment to our equity account for the six months ended June 30, 2001 primarily to reflect the net impact of the decline in European currencies against the U.S. dollar. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Condensed Statements of Income.

FORWARD-LOOKING STATEMENTS

     This report and our other filings with the Securities and Exchange Commission and our releases issued to the public contain various statements relating to our future results, including certain projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

     Certain risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

          A Downturn in Market Conditions Could Affect Projected Results. Any material changes in oil and gas supply and demand balance, oil and gas prices or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control.

          A Future Reduction in the Rig Count Could Adversely Affect the Demand for Our Products and Services. A material decline in the North American and international rig counts would adversely affect our results. Our forward-looking statements regarding our drilling products and services assume an improvement in the international rig count in 2001 and 2002 and that no material declines in the worldwide rig count, in particular the domestic rig count, will occur. Our statements also assume continued increase in the international markets during 2001 and 2002.

          Our Manufacturing Improvements. We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in our European completion operations through the addition of equipment and the consolidation of facilities. These activities are still ongoing. We were adversely affected by the relocation of manufacturing operations in our Completion Systems Division in 2000. Our forward-looking statements assume that the manufacturing expansion and consolidation will be completed without any further material disruptions. If there are any additional disruptions or excess costs associated with the manufacturing changes, the results of our Completion Systems Division could be adversely affected.

          Our Capacity Constraints. Our forward-looking information assumes that we will have sufficient manufacturing capacity and personnel to address demand increases that we expect, as noted above. To the extent there are limitations on capacity or personnel in areas in which the markets are improving, our growth could be limited or our costs could increase due to the need to meet demand through outside sources or due to higher wages.

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

          Our Technological Advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically-advanced value-added products. These technological advances include our underbalanced drilling technology, our expandable sand screen technology, our rotary expansion systems and our recently added multilateral technology. Our forward-looking statements have assumed above average growth from these new products and services through 2001 and 2002.

          Economic Downturn Could Adversely Affect Demand for Products and Services. Although the economy in the United States has experienced one of its longest periods of growth in recent history, the continued strength of the United States economy cannot be assured. In fact, the United States and many foreign economies are currently experiencing a slowdown in growth. If the United States or European economies were to stall or decline, the resulting lower demand and lower prices for oil and gas could adversely affect our revenues and income. We have assumed that a worldwide recession or a material downturn in the United States economy will not occur.

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

          Unexpected Litigation and Legal Disputes Could Have a Material Adverse Financial Impact. If we experience unexpected litigation or unexpected results in our existing litigation that have a material effect on our financial results, the accuracy of the forward-looking statements would be affected. Our forward-looking statements assume that there will be no such unexpected litigation or results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     No interim reporting required.

PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2001, we issued an aggregate of 3,614,222 shares of Common Stock as follows:

o On April 19, 2001, we issued 3,387,317 shares of Common Stock to the shareholders of Orwell Group plc in connection with the acquisition by our Drilling and Intervention Services Division of Orwell Group.

o On May 31, 2001, we issued 226,905 shares of Common Stock to the shareholders of Specialty Machine & Supply, LLC in connection with the acquisition by our Completion Systems Division of Specialty Machine.

     These shares were issued in transactions not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On April 20, 2001, we redeemed and cancelled the one share of Series A Preferred Stock, $1.00 par value (the "Series A"), pursuant to the Certificate of Designation of Series A Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on June 5, 2001, the stockholders of the Company approved the election of eight directors to serve until the next annual meeting of stockholders. There were no broker non-votes. The following sets forth the results of the voting with respect to such matter.

     Election of Directors             For       Withheld/Against   Abstained
     ---------------------         -----------   ----------------   ---------
Philip Burguieres..............     87,036,899      13,504,934          --
David J. Butters...............     87,568,888      12,972,945          --
Bernard J. Duroc-Danner........     98,555,542       1,986,291          --
Sheldon B. Lubar...............     99,501,943       1,039,890          --
William E. Macaulay............    100,435,857         105,976          --
Robert B. Millard..............    100,436,436         105,397          --
Robert K. Moses, Jr............    100,282,240         259,593          --
Robert A. Rayne................    100,433,571         108,262          --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

 EXHIBIT
 NUMBER                           DESCRIPTION
 -------                          -----------
 +4.1     Sale Agreement dated July 2, 2001, among Weatherford Artificial Lift
          Systems, Inc., Weatherford U.S., L.P. and each of their U.S.
          affiliates who become Originators, as Sellers, and W1 Receivables,
          L.P., as Purchaser.

 +4.2     Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., as
          Seller, Weatherford International, Inc., as Servicer, and Jupiter
          Securitization Corporation and Bank One, NA (Main Office Chicago), as
          Agents.

  4.3     Credit Agreement dated April 26, 2001, among Weatherford Eurasia
          Limited, Weatherford Eurasia B.V., Bank One, NA, as Administrative
          Agent and Lender, The Royal Bank of Scotland plc, as Documentation
          Agent and Lender, Royal Bank of Canada, as Syndication Agent and
          Lender, Banc One Capital Markets, Inc., as Lead Arranger and Sole Book
          Runner, and the other lenders defined therein (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-60648) filed on May 10, 2001).

 10.1     Registration Rights Agreement dated April 19, 2001, among Weatherford
          U.K. Limited, Weatherford International, Inc. and the stockholders listed therein (incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-60648) filed on May 10, 2001).

 10.2     Sale and Purchase Agreement dated February 24, 2001, among Weatherford
          U.K. Limited, 3i Group plc, Ian Alexander Suttie and Others and
          Weatherford International, Inc., as amended by Letter Agreement dated
          April 19, 2001 (incorporated by reference to Exhibit 4.12 to the
          Registrant's Registration Statement on Form S-3 (Reg. No. 333-60648) filed on May 10, 2001).

----------

+  Filed herewith.


     (b)  Reports on Form 8-K:

          1) Current Report on Form 8-K dated April 19, 2001, announcing the Company's earnings for the quarter ended March 31, 2001 and the acquisition of Orwell Group plc.

          2) Current Report on Form 8-K/A dated April 11, 2001, amending and restating Item 7 of the Company's Form 8-K dated February 9, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Weatherford International, Inc.

                                By: /s/ Bernard J. Duroc-Danner
                                    --------------------------------------------
                                    Bernard J. Duroc-Danner
                                    Chief Executive Officer, Chairman of the
                                    Board and Director
                                    (Principal Executive Officer)

                                    /s/ Lisa W. Rodriguez
                                    --------------------------------------------
                                    Lisa W. Rodriguez
                                    Vice President, Finance and Accounting
                                    (Principal Financial and Accounting Officer)



Date: August 10, 2001

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                           DESCRIPTION
 -------                          -----------
 +4.1     Sale Agreement dated July 2, 2001, among Weatherford Artificial Lift
          Systems, Inc., Weatherford U.S., L.P. and each of their U.S.
          affiliates who become Originators, as Sellers, and W1 Receivables,
          L.P., as Purchaser.

 +4.2     Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., as
          Seller, Weatherford International, Inc., as Servicer, and Jupiter
          Securitization Corporation and Bank One, NA (Main Office Chicago), as
          Agents.

  4.3     Credit Agreement dated April 26, 2001, among Weatherford Eurasia
          Limited, Weatherford Eurasia B.V., Bank One, NA, as Administrative
          Agent and Lender, The Royal Bank of Scotland plc, as Documentation
          Agent and Lender, Royal Bank of Canada, as Syndication Agent and
          Lender, Banc One Capital Markets, Inc., as Lead Arranger and Sole Book
          Runner, and the other lenders defined therein (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-60648) filed on May 10, 2001).

 10.1     Registration Rights Agreement dated April 19, 2001, among Weatherford
          U.K. Limited, Weatherford International, Inc. and the stockholders listed therein (incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-60648) filed on May 10, 2001).

 10.2     Sale and Purchase Agreement dated February 24, 2001, among Weatherford
          U.K. Limited, 3i Group plc, Ian Alexander Suttie and Others and
          Weatherford International, Inc., as amended by Letter Agreement dated
          April 19, 2001 (incorporated by reference to Exhibit 4.12 to the
          Registrant's Registration Statement on Form S-3 (Reg. No. 333-60648) filed on May 10, 2001).

----------

+  Filed herewith.