Form 10-Q
period 2001-09-30
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2001-11-02
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended September 30, 2001

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
     Yes [X]          No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Title of Class                             Outstanding at October 26, 2001
      --------------                             -------------------------------
Common Stock, par value $1.00                              114,766,950

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARES AND PAR VALUES)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2001              2000
                                                                         --------------    --------------
                                                                          (UNAUDITED)
                          ASSETS

Current Assets:
   Cash and Cash Equivalents .........................................   $       44,732    $      153,808
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $22,775 and $23,281, Respectively ...................          456,757           498,663
   Inventories .......................................................          483,946           443,588
   Other Current Assets ..............................................          164,639           145,528
                                                                         --------------    --------------
                                                                              1,150,074         1,241,587
                                                                         --------------    --------------

Property, Plant and Equipment, Net ...................................          938,782           973,025
Goodwill, Net ........................................................        1,148,716         1,051,562
Equity Investments in Unconsolidated Affiliates ......................          482,348             9,229
Other Assets .........................................................          157,645           186,176
                                                                         --------------    --------------
                                                                         $    3,877,565    $    3,461,579
                                                                         ==============    ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt .......   $      308,955    $       31,134
   Accounts Payable ..................................................          200,574           196,200
   Other Current Liabilities .........................................          313,658           235,382
                                                                         --------------    --------------
                                                                                823,187           462,716
                                                                         --------------    --------------

Long-Term Debt .......................................................          232,441           221,004
Zero Coupon Convertible Senior Debentures ............................          520,685           509,172
Minority Interests ...................................................            3,444           198,523
Deferred Tax Liability ...............................................          115,157           164,451
Other Liabilities ....................................................           81,866           164,755
5% Convertible Subordinated Preferred
   Equivalent Debentures .............................................          402,500           402,500

Commitments and Contingencies

Stockholders' Equity:
   Series A Preferred Stock, $1 Par Value, Authorized Zero Shares
     and One Share, Issued Zero Shares and One Share, Respectively ...               --                --
   Common Stock, $1 Par Value, Authorized 250,000,000 Shares,
     Issued 126,576,790 and 121,955,723 Shares, Respectively .........          126,577           121,956
   Capital in Excess of Par Value ....................................        1,810,847         1,594,060
   Treasury Stock, Net ...............................................         (300,686)         (304,315)
   Retained Earnings .................................................          213,526            53,399
   Accumulated Other Comprehensive Loss ..............................         (151,979)         (126,642)
                                                                         --------------    --------------
                                                                              1,698,285         1,338,458
                                                                         --------------    --------------
                                                                         $    3,877,565    $    3,461,579
                                                                         ==============    ==============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS                     NINE MONTHS
                                                                    ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                   2001            2000            2001            2000
                                                               ------------    ------------    ------------    ------------
Revenues:
     Products ..............................................   $    259,083    $    207,983    $    734,821    $    569,727
     Services and Rentals ..................................        349,538         254,187         972,958         709,673
                                                               ------------    ------------    ------------    ------------
                                                                    608,621         462,170       1,707,779       1,279,400

Costs and Expenses:
     Cost of Products ......................................        161,512         133,556         474,064         383,261
     Cost of Services and Rentals ..........................        232,997         188,839         640,644         514,596
     Selling, General and Administrative Attributable
       to Segments .........................................         94,915          85,869         271,861         249,053
     Corporate General and Administrative ..................          9,984           9,574          29,650          27,383
     Equity in Earnings of Unconsolidated Affiliates .......         (6,947)           (677)        (14,708)         (2,460)
                                                               ------------    ------------    ------------    ------------

Operating Income ...........................................        116,160          45,009         306,268         107,567
                                                               ------------    ------------    ------------    ------------

Other Income (Expense):
     Interest Income .......................................            156           5,269           1,695           8,781
     Interest Expense ......................................        (19,958)        (15,818)        (53,602)        (45,360)
     Other, Net ............................................         (1,047)           (368)           (744)            193
                                                               ------------    ------------    ------------    ------------
Income Before Income Taxes and Minority Interests ..........         95,311          34,092         253,617          71,181
Provision for Income Taxes .................................        (34,789)        (12,442)        (92,683)        (25,626)
                                                               ------------    ------------    ------------    ------------
Income Before Minority Interests ...........................         60,522          21,650         160,934          45,555
Minority Interest Expense, Net of Taxes ....................           (341)           (127)           (807)           (835)
                                                               ------------    ------------    ------------    ------------
Income from Continuing Operations ..........................         60,181          21,523         160,127          44,720
Loss from Discontinued Operations, Net of Taxes ............             --              --              --          (3,458)
                                                               ------------    ------------    ------------    ------------
Net Income .................................................   $     60,181    $     21,523    $    160,127    $     41,262
                                                               ============    ============    ============    ============

Basic Earnings (Loss) Per Share:
     Income from Continuing Operations .....................   $       0.52    $       0.20    $       1.42    $       0.41
     Loss from Discontinued Operations .....................             --              --              --           (0.03)
                                                               ------------    ------------    ------------    ------------
Net Income Per Basic Share .................................   $       0.52    $       0.20    $       1.42    $       0.38
                                                               ============    ============    ============    ============

Diluted Earnings (Loss) Per Share:
     Income from Continuing Operations .....................   $       0.49    $       0.19    $       1.32    $       0.40
     Loss from Discontinued Operations .....................             --              --              --           (0.03)
                                                               ------------    ------------    ------------    ------------
Net Income Per Diluted Share ...............................   $       0.49    $       0.19    $       1.32    $       0.37
                                                               ============    ============    ============    ============

Weighted Average Shares Outstanding:
     Basic .................................................        115,068         109,792         113,093         109,147
                                                               ============    ============    ============    ============
     Diluted ...............................................        135,081         114,500         131,826         112,908
                                                               ============    ============    ============    ============



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                         ------------------------
                                                                            2001          2000
                                                                         ----------    ----------
Cash Flows from Operating Activities:
  Net Income .........................................................   $  160,127    $   41,262
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization ...................................      152,845       146,339
     Amortization of Original Issue Discount .........................       11,513         3,762
     Equity in Earnings of Unconsolidated Affiliates .................      (14,708)       (2,460)
     Loss from Discontinued Operations, Net of Taxes .................           --         3,458
     Deferred Income Tax Provision (Benefit) .........................           62       (13,647)
     Gain on Sales of Property, Plant and Equipment ..................      (11,202)       (8,483)
     Change in Operating Assets and Liabilities, Net of Effect
       of Businesses Acquired ........................................     (196,138)     (148,364)
                                                                         ----------    ----------
       Net Cash Provided by Continuing Operations ....................      102,499        21,867
       Net Cash Used by Discontinued Operations ......................           --       (12,225)
                                                                         ----------    ----------
       Net Cash Provided by Operating Activities .....................      102,499         9,642
                                                                         ----------    ----------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ....................     (214,417)      (86,366)
  Capital Expenditures for Property, Plant and Equipment .............     (237,200)     (164,062)
  Acquisitions and Capital Expenditures of
      Discontinued Operations ........................................           --        (5,056)
  Acquisition of Minority Interest ...................................     (206,500)           --
  Proceeds from Sale of Businesses ...................................           --        14,084
  Proceeds from Sales of Property, Plant and Equipment ...............       21,408        25,666
  Proceeds from Sale and Leaseback of Equipment ......................           --        55,068
                                                                         ----------    ----------
       Net Cash Used by Investing Activities .........................     (636,709)     (160,666)
                                                                         ----------    ----------

Cash Flows from Financing Activities:
  Borrowings (Repayments) on Short-Term Debt, Net ....................      286,383      (280,095)
  Repayments of Long-Term Debt, Net ..................................       (8,612)       (9,468)
  Issuance of Zero Coupon Convertible Senior Debentures, Net .........           --       491,868
  Proceeds from Asset Securitization .................................      136,784            --
  Proceeds from Exercise of Stock Options ............................       10,170         6,226
  Acquisition of Treasury Stock ......................................       (2,815)       (2,607)
  Other, Net .........................................................           --           324
                                                                         ----------    ----------
       Net Cash Provided by Financing Activities .....................      421,910       206,248
                                                                         ----------    ----------

Effect of Exchange Rates on Cash .....................................        3,224        (1,846)
Net Increase (Decrease) in Cash and Cash Equivalents .................     (109,076)       53,378
Cash and Cash Equivalents at Beginning of Period .....................      153,808        44,361
                                                                         ----------    ----------
Cash and Cash Equivalents at End of Period ...........................   $   44,732    $   97,739
                                                                         ==========    ==========

Supplemental Cash Flow Information:
  Interest Paid ......................................................   $   35,110    $   40,204
  Income Taxes Paid, Net of Refunds ..................................       44,951        12,916

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          THREE MONTHS                NINE MONTHS
                                                       ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                     -----------------------    ------------------------
                                                        2001         2000          2001          2000
                                                     ----------   ----------    ----------    ----------
Net Income .......................................   $   60,181   $   21,523    $  160,127    $   41,262
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustment .....        1,156      (31,176)      (28,962)      (53,593)
                                                     ----------   ----------    ----------    ----------
Comprehensive Income (Loss) ......................   $   61,337   $   (9,653)   $  131,165    $  (12,331)
                                                     ==========   ==========    ==========    ==========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated condensed financial statements of Weatherford International, Inc. (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Consolidated Condensed Balance Sheet at September 30, 2001, Consolidated Condensed Statements of Income and Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2001 and 2000, and Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. has been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-K, as amended on Forms 10-K/A. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding current year classifications.

2.   UNIVERSAL TRANSACTION

     On February 9, 2001, the Company completed the merger of essentially all of its Compression Services Division with and into a subsidiary of Universal Compression Holdings, Inc. ("Universal") in exchange for 13.75 million shares of Universal common stock. The Company retained part of the Compression Services Division, including Singapore-based Gas Services International operations, which is now consolidated within the Company's Artificial Lift Systems Division. The Universal common stock received represented approximately 48% of Universal's total common stock outstanding as of the date of the merger. Subsequent to the merger, Universal issued additional shares of common stock, and the Company's ownership declined to 45%.

     In connection with the merger, the Company de-consolidated the businesses that merged with Universal and recorded its investment in Universal as Equity Investments in Unconsolidated Affiliates on the accompanying Consolidated Condensed Balance Sheets. Accordingly, the Company began recording its equity interest in Universal's results of operations, based on estimates provided by Universal, as Equity in Earnings of Unconsolidated Affiliates on the accompanying Consolidated Condensed Statements of Income. The difference between the cost basis of the Company's investment in Universal and the Company's fair value in the net assets of Universal was $152.5 million and is being amortized straight-line over 40 years through Equity in Earnings of Unconsolidated Affiliates.

     Prior to the merger, the Company operated this division in a joint venture with GE Capital. The Company paid GE Capital $206.5 million for its 36% ownership in the joint venture concurrent with the merger.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     As of December 31, 2000, the net assets of the Compression Services Division, excluding the assets which the Company retained, were as follows, in thousands:

Assets:
     Cash ............................................................   $  3,118
     Accounts Receivable, Net ........................................     62,650
     Inventory .......................................................     77,059
     Other Current Assets ............................................     10,113
                                                                         --------
        Total Current Assets .........................................    152,940

     Property, Plant and Equipment, Net ..............................    281,622
     Goodwill, Net ...................................................    166,720
     Other Assets ....................................................     12,849
                                                                         --------
        Total Assets .................................................   $614,131
                                                                         ========


Liabilities:
     Accounts Payable ................................................   $ 26,125
     Short-Term Borrowings and Current Portion of Long-Term Debt .....     13,136
     Other Current Liabilities .......................................     21,048
                                                                         --------
        Total Current Liabilities ....................................     60,309

     Long-Term Debt ..................................................      1,727
     Minority Interest Liability .....................................    197,513
     Deferred Income Taxes ...........................................     26,917
     Other Liabilities ...............................................     95,538
                                                                         --------
         Total Liabilities ...........................................    382,004
                                                                         --------
         Net Assets ..................................................   $232,127
                                                                         ========

3.   INVENTORIES

     Inventories by category are as follows:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2001             2000
                                                --------------   --------------
                                                        (in thousands)
Raw materials, components and supplies ......   $      128,896   $      152,569
Work in process .............................           47,443           46,500
Finished goods ..............................          307,607          244,519
                                                --------------   --------------
                                                $      483,946   $      443,588
                                                ==============   ==============

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

4.   BUSINESS COMBINATIONS

     On April 19, 2001, the Company acquired Orwell Group plc ("Orwell") for total consideration of approximately $258.5 million, consisting of 3.4 million shares of the Company's common stock, $1.00 par value ("Common Stock") and $81.4 million of assumed debt which was paid in full following the closing of the transaction. Orwell is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increases the Company's presence in the international markets and increases capacity. Orwell's operations are being integrated into the Company's Drilling and Intervention Services Division.

     The Company also completed various other smaller acquisitions during the nine months ended September 30, 2001 for total consideration of approximately $166.9 million, of which $136.9 million was paid in cash and assumed debt and $30.0 million was paid in the form of Common Stock.

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

5.   ASSET SECURITIZATION

     In July 2001, the Company entered into an agreement with a financial institution to securitize, on a continuous basis, an undivided interest in a specific pool of the Company's domestic accounts receivables. Pursuant to this agreement, the Company periodically sells certain trade accounts receivables to a wholly-owned bankruptcy-remote subsidiary of the Company, W1 Receivables, L.P. ("W1"). W1 was formed to purchase accounts receivables and, in turn, sell participating interests in such accounts receivables to a financial institution. The financial institution then purchases and receives ownership and security interests in those receivables. In this transaction, the Company retained servicing responsibilities and a subordinated interest in the receivables sold. The Company's retained interest in the receivables pool is valued based on the recoverable value which approximates book value. There is no recourse against the Company for failure of debtors to pay when due, and the Company's retained interest in the receivables pool is subordinate to the investors' interests. The Company is permitted to securitize up to $150.0 million under this agreement. The Company pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $1.3 million for the three and nine months ended September 30, 2001. As of September 30, 2001, the Company had received $136.8 million for purchased interests which was used to pay down short-term debt.

6.   SHORT-TERM DEBT

     In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of September 30, 2001, the Company had $158.0 million available under this agreement. Amounts outstanding under this facility accrue interest at a variable rate based on the borrower's applicable Eurocurrency rate and credit ratings assigned to the Company by Standard and Poor's and Moody's Investor Service. A commitment fee of 0.125% is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants and reflects the same covenant structure as the Company's existing $250.0 million revolving credit agreement, dated May 1998, which remains in effect.

     The Company entered into a five-year unsecured credit agreement in May 1998 which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of September 30, 2001, the Company had $43.0 million available under this facility due to amounts outstanding and $40.2 million being used to secure outstanding letters of credit. Amounts outstanding under the facility accrue interest at the U.S. prime rate or a variable rate based on LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned to the Company by Standard and Poor's and Moody's Investor Service, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At September 30, 2001, the Company had $43.5 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 3.80% to 5.77%.

7.   INTEREST RATE SWAP

     In July 2001, the Company entered into an interest rate swap to hedge the exposure on $100.0 million of its 7 1/4% Senior Notes due May 2006. The objective of this transaction is to protect the debt against changes in fair value and take advantage of the interest rates available in the current economic environment. Under the agreement, on May 15 and November 15 of each year until maturity on May 15, 2006, the Company will receive interest at the fixed rate of 7 1/4% and will pay a floating rate based on six month LIBOR in arrears plus a spread of 1.405%. The hedge qualifies under Statement of Financial Accounting Standards ("SFAS") No. 133 for the shortcut method of accounting. The fair value of the swap is offset by the effect of changes in the underlying basis of the hedged transaction, and the interest rate differential to be received or paid on the swap is recognized over the life of the swap as an adjustment to interest expense. As of September 30, 2001, the fair market value of this swap agreement was a $5.0 million asset, which is recorded in Other Assets on the Consolidated Condensed Balance Sheets.

8.   DISCONTINUED OPERATIONS

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

     Condensed results of Grant Prideco were as follows:

                                                               NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                                  2000
                                                          -------------------
                                                             (in thousands)
Revenues ..............................................   $           124,813
                                                          -------------------

Loss before interest allocation and income taxes ......   $              (831)
Interest allocation ...................................                (2,500)
Income tax benefit ....................................                   888
                                                          -------------------
Net loss before Spin-off related costs ................                (2,443)
Spin-off related costs, net of taxes ..................                (1,015)
                                                          -------------------
Net loss ..............................................   $            (3,458)
                                                          ===================

     The Company purchases drill pipe and other related products from Grant Prideco. The purchases made prior to the Spin-off Date have been eliminated in the accompanying consolidated condensed financial statements. The purchases eliminated for the nine months ended September 30, 2000 were $7.0 million. These purchases represent Grant Prideco's cost.

     The results from discontinued operations for the nine months ended September 30, 2000 include a management fee charged to Grant Prideco of $0.5 million. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     The Company entered into a preferred customer agreement with Grant Prideco pursuant to which the Company agreed, for a three-year period, to purchase at least 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. The Company is entitled to apply against its purchases a drill stem credit in the amount of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. As of September 30, 2001, the Company had $22.9 million remaining of the drill stem credit.

9.   EARNINGS PER SHARE

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

     Diluted earnings per share for the three and nine months ended September 30, 2001 reflects the assumed conversion of the Company's Zero Coupon Convertible Senior Debentures (the "Zero Coupon Debentures") and the Company's 5% Convertible Subordinated Preferred Equivalent Debentures (the "Convertible Preferred Debentures"), as the conversion of each in those periods would have been dilutive. Net income for the dilutive earnings per share calculation is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Zero Coupon Debentures totaling $2.5 million and $7.6 million for the three and nine months ended September 30, 2001, respectively, and interest, net of taxes, on the Convertible Preferred Debentures totaling $3.3 million and $6.5 million for the three and nine months ended September 30, 2001, respectively.

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                        THREE MONTHS           NINE MONTHS
                                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                     -------------------   -------------------
                                                                       2001       2000       2001       2000
                                                                     --------   --------   --------   --------
                                                                               (in thousands)
Basic weighted average shares outstanding ........................    115,068    109,792    113,093    109,147
Dilutive  effect of stock  option  and  restricted  stock plans ..      3,370      4,708      4,605      3,761
Dilutive effect of Zero Coupon Debentures ........................      9,097         --      9,097         --
Dilutive effect of Convertible Preferred Debentures ..............      7,546         --      5,031         --
                                                                     --------   --------   --------   --------
Diluted weighted average shares outstanding ......................    135,081    114,500    131,826    112,908
                                                                     ========   ========   ========   ========

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations for the periods shown:

                                                           NINE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
                                                         (in thousands)
Fair value of assets, net of cash acquired .......   $  213,950    $   87,173
Goodwill .........................................      312,697       129,256
Total liabilities, including minority interest ...     (105,168)      (70,812)
Common Stock issued ..............................     (207,062)      (59,251)
                                                     ----------    ----------
Cash consideration, net of cash acquired .........   $  214,417    $   86,366
                                                     ==========    ==========

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

11.  SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business segments into three separate groups as defined by the chief operating decision maker: drilling and intervention services, completion systems, and artificial lift systems. The Company also historically operated a compression services segment. The amounts reported for this segment include results up through February 9, 2001 (Note 2).

     The Company's Drilling and Intervention Services segment provides a wide range of oilfield products and services, including fishing services, third-party and proprietary drilling products, well installation services, cementing products and underbalanced drilling and specialty pipeline services.

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

     The Company's Compression Services segment historically packaged, rented and sold parts and provided services for gas compressor units over a broad horsepower range.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     Financial information by industry segment for each of the three and nine months ended September 30, 2001 and 2000 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                        THREE MONTHS                    NINE MONTHS
                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                ----------------------------    ----------------------------
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
                                                                       (in thousands)
Revenues from unaffiliated customers
     Drilling and Intervention Services .....   $    363,293    $    225,720    $    986,197    $    619,997
     Completion Systems .....................         86,838          56,656         247,807         150,821
     Artificial Lift Systems ................        158,490         119,910         446,836         340,181
     Compression Services ...................             --          59,884          26,939         168,401
                                                ------------    ------------    ------------    ------------
                                                $    608,621    $    462,170    $  1,707,779    $  1,279,400
                                                ============    ============    ============    ============

EBITDA(a)
     Drilling and Intervention Services .....   $    127,824    $     67,334    $    345,294    $    186,340
     Completion Systems .....................         15,588           7,391          40,875          10,478
     Artificial Lift Systems ................         29,480          17,429          79,504          46,793
     Compression Services ...................             --          11,195           3,587          32,801
     Corporate(b) ...........................         (1,274)         (8,058)        (10,147)        (22,506)
                                                ------------    ------------    ------------    ------------
                                                $    171,618    $     95,291    $    459,113    $    253,906
                                                ============    ============    ============    ============

Depreciation and amortization
     Drilling and Intervention Services .....   $     38,064    $     26,288    $    100,491    $     77,280
     Completion Systems .....................          8,368           6,660          22,314          19,257
     Artificial Lift Systems ................          7,263           6,859          21,061          19,373
     Compression Services ...................             --           9,636           4,184          28,012
     Corporate(b) ...........................          1,763             839           4,795           2,417
                                                ------------    ------------    ------------    ------------
                                                $     55,458    $     50,282    $    152,845    $    146,339
                                                ============    ============    ============    ============

Operating income (loss)
     Drilling and Intervention Services .....   $     89,760    $     41,046    $    244,803    $    109,060
     Completion Systems .....................          7,220             731          18,561          (8,779)
     Artificial Lift Systems ................         22,217          10,570          58,443          27,420
     Compression Services ...................             --           1,559            (597)          4,789
     Corporate(b) ...........................         (3,037)         (8,897)        (14,942)        (24,923)
                                                ------------    ------------    ------------    ------------
                                                $    116,160    $     45,009    $    306,268    $    107,567
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

(b)  Includes Equity in Earnings of Unconsolidated Affiliates.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     As of September 30, 2001, total assets were $1,873.0 million for Drilling and Intervention Services, $646.6 million for Completion Systems, $844.6 million for Artificial Lift Systems and $513.4 million for Corporate.

     As of December 31, 2000, total assets were $1,284.4 million for Drilling and Intervention Services, $538.9 million for Completion Systems, $724.6 million for Artificial Lift Systems, $614.1 million for Compression Services and $299.6 million for Corporate.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the statement will have a material impact on its financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets." This statement establishes new accounting standards for goodwill, recognition of intangibles and certain intangibles determined to have an indefinite life. It continues to require the recognition of goodwill and certain intangibles determined to have an indefinite life as assets but does not permit their amortization as previously required. The statement also establishes a new method of testing goodwill and intangibles determined to have an indefinite life for impairment. It requires them to be tested for impairment at least annually at a reporting unit level and written down against results of operations in the periods in which the recorded value is greater than the market value. This statement is effective for fiscal years beginning after December 15, 2001 except for goodwill and certain intangibles determined to have an indefinite life acquired after June 30, 2001 which will be subject to the non-amortization provisions of this statement immediately. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the goodwill non-amortization provision of this statement is expected to result in an increase in net income per diluted share of approximately $0.28, on an annual basis. The Company has not yet determined whether the potential non-amortization of identifiable intangible assets will have a material impact on its financial position and results of operations. During 2002, the Company will perform the first of the required impairment tests; therefore, has not yet determined what the impact of these tests will be on its financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement establishes accounting and reporting standards requiring that all business combinations be accounted for using the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and has no current impact on the Company's financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted this standard in connection with its agreement to sell accounts receivable (see Note 5). The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period that the hedged transaction affects earnings. For a qualifying fair value hedge, the changes in fair value of the derivative instrument are offset against the corresponding changes for the hedged item through earnings. Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued in June 2000 and amends certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001 with no financial statement impact.

13.  SUBSEQUENT EVENTS

     On October 24, 2001 the Company signed an agreement to acquire CiDRA Corporation's Optical Sensing Systems ("CiDRA OSS") unit for $130.0 million. Consideration will be in the form of Common Stock or up to 90% cash, at the option of the Company. If the Company elects to convert any percentage of the purchase price to cash, the cash consideration to be paid will be based on an overall purchase price of $125.0 million. CiDRA OSS is a provider of a suite of permanent in-well fiber optic sensor systems which include pressure temperature gauges, a flow and phase fraction system, and an all-fiber in-well seismic system. This acquisition is expected to provide the Company's Completion Systems Division with proprietary technology in the growing field of advanced intelligent completions and field automation systems. CiDRA OSS also complements this division's growing mechanical capabilities for "smart" completion technologies by providing a means of monitoring downhole well and reservoir activity. The acquisition is subject to customary closing conditions, the receipt of all required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that this acquisition will close, the Company currently expects this acquisition to be consummated sometime in the fourth quarter of this year.

     The Company signed an agreement to purchase the Johnson Screens division ("Johnson Screens") of Vivendi Environnement on October 22, 2001 for $110.0 million. Johnson Screens is a global provider of screens for fluid-solid separation processes, including the recently-introduced Excelflo(TM) premium screen line and the Superflo(TM), Super Weld(R) and Thin Pack(TM) screens for oil and gas production. The integration of Johnson Screens within the Company's Completion Systems Division is expected to provide significant manufacturing consolidation benefits, economies of scale and access to innovative new technologies. The acquisition is subject to customary closing conditions, the receipt of all required foreign regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that this acquisition will close, the Company currently expects this acquisition to be consummated sometime in the fourth quarter of this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our business is conducted through three principal operating divisions: (1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. In addition to these operations, we historically operated a Compression Services Division and a Drilling Products Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, or an approximate 48% interest in Universal. On April 14, 2000, we distributed to our stockholders all of the outstanding shares of Grant Prideco, which held the operating assets used in our Drilling Products Division. As a result of this distribution, our Drilling Products Division is presented as discontinued operations in the accompanying financial statements.

     The following is a discussion of our results of operations for the three and nine months ended September 30, 2001 and 2000. This discussion should be read in conjunction with our financial statements that are included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 included in our Annual Report on Form 10-K, as amended by Forms 10-K/A.

     This discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements."

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and price of oil and natural gas. Certain products and services, such as our fishing services, drilling products, well installation services and well completion products and services, are dependent on the level of exploration and development activity and particularly on the completion phase of a well. Other products and services, such as our artificial lift systems, are dependent on oil and/or gas production activity. We currently estimate that around two-thirds of our continuing operations are primarily reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain historical statistics that are reflective of the market conditions in which we operate:


                                               HENRY HUB      NORTH AMERICAN    INTERNATIONAL
                              WTI OIL(1)         GAS(2)        RIG COUNT(3)     RIG COUNT(3)
                            --------------   --------------   --------------   --------------
September 30, 2001 ......   $        23.43   $        2.244            1,539              761
December 31, 2000 .......            26.80            9.775            1,497              703
September 30, 2000 ......            30.84            5.186            1,327              710

(1) Price per barrel of West Texas Intermediate crude oil as of September 30 and December 31 - Source: Applied Reasoning, Inc.

(2)  Price per MM/BTU as of September 30 and December 31 - Source: Oil World

(3)  Average rig count for the applicable month - Source: Baker Hughes Rig Count

     The oil and gas industry has been subject to extreme volatility in the last few years. During 2000, the price of oil increased as a result of supply and demand imbalances created by reduced customer investment in oil and gas development in 1998 and 1999 when oil and gas prices decreased and North American and international rig count hit historical lows. Due to the supply and demand imbalances that caused the increase in the price of oil and gas in 2000, we experienced steady improvements in the demand for our products and services, which continued through the first nine months of 2001.

     In the U.S., the level of rig activity began to slow-down in the third quarter 2001. The U.S. rig count peaked at 1,293 rigs in July 2001 and by the end of October, the count decreased to 1,063 rigs. Natural gas prices had declined from a high of $9.82 per mcf earlier in the year to a recent price of approximately $3.00 per mcf. We expect a continued decline in the North American markets in response to the slowing growth in the worldwide economy. Although the initial decline in U.S. activity did not significantly impact the demand for our products and services in the third quarter 2001, a continued decline in 2002 will adversely impact our U.S. markets. However, for the remainder of 2001 and for 2002, we currently expect improvements in the markets outside North and Latin America. In general, we expect the markets to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES. This division is expected to see slight improvements in the fourth quarter as compared to the third quarter in both revenues and profitability. We currently expect that the markets in Europe and West Africa, Middle East and North Africa and Asia Pacific will experience sales improvements in the fourth quarter and into 2002. Due to the recent decline in the natural gas prices we expect a decline in the North and Latin American market segments through year-end and into 2002.

     COMPLETION SYSTEMS. In 2001, we completed our plan to increase our manufacturing capacity by approximately 50% over our available capacity as of mid-2000 and have continued to expand this division's sales and service infrastructure worldwide. We expect to see top-line growth in the fourth quarter of 2001 and in 2002 as we continue to realize the benefits of these initiatives. This growth will be offset in part by a decline in North American drilling. However, in addition to reliance upon drilling activity, the level of this division's contribution will be dependent on its ability to meet market demand through increased manufacturing output and its ability to successfully market its products, including its expandable products, liner hangers and packer systems.

     ARTIFICIAL LIFT SYSTEMS. We expect that our Artificial Lift Systems Division will continue to see revenue improvements due to new product offerings and international market penetration in spite of current market trends. This division will benefit from any shift in priority that our customers place on oil projects rather than natural gas projects in light of the recent decline in natural gas. We believe we will experience moderate improvements in margins as a result of higher throughput in our plants and the impact of price increases initiated throughout 2000.

     Overall, the level of results of operations for our businesses in the fourth quarter 2001 and into 2002 will be heavily dependent on the worldwide industrial production and our ability to react to the changes in the industry. In addition, the strength of the industry will be highly dependent on many other external factors, such as world economic conditions, world response to the September 11, 2001 terrorism acts, member country compliance with Organization of Petroleum Exporting Countries quotas and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     The following charts contain selected financial data comparing our results for the three months ended September 30, 2001 and September 30, 2000:

     COMPARATIVE FINANCIAL DATA

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                       2001          2000
                                                                    ----------    ----------
                                                                     (in thousands, except
                                                                   percentages and per share
                                                                              data)
Revenues ........................................................   $  608,621    $  462,170
Gross Profit ....................................................      214,112       139,775
Gross Profit % ..................................................         35.2%         30.2%
Selling, General and Administrative Attributable to Segments ....   $   94,915    $   85,869
Corporate General and Administrative ............................        9,984         9,574
Operating Income ................................................      116,160        45,009
Net Income ......................................................       60,181        21,523
Net Income Excluding Goodwill Amortization, Net of Taxes ........       70,343        29,658
EBITDA (a) ......................................................      171,618        95,291
Net Income per Diluted Share ....................................         0.49          0.19
Net Income per Diluted Share Excluding Goodwill Amortization,
   Net of Taxes .................................................         0.56          0.26

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

     SALES BY GEOGRAPHIC REGION

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                      --------------------
                                        2001        2000
                                      --------    --------
REGION:(a)
U.S. ..............................         44%         46%
Canada ............................         14          20
Europe and West Africa ............         17          11
Latin America .....................         10          10
Middle East and North Africa ......          8           6
Asia Pacific ......................          7           7
                                      --------    --------
    Total .........................        100%        100%
                                      ========    ========

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     A discussion of our results for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 follows:

o Third quarter 2001 consolidated revenues improved 51.3% over the third quarter 2000, excluding the results of our Compression Services Division that was merged into Universal Compression. This incremental revenue is the result of improved market conditions, pricing initiatives, acquisitions and new product offerings. Our third quarter 2001 revenues in North America were $88.4 million higher than they were in the third quarter of 2000. Our international revenues increased 76.2% compared to a quarterly international rig count increase of 10.7%. Our recent acquisitions contributed more than $33.0 million of international revenues in the third quarter of

     2001. Excluding the impact of these acquisitions, our most significant international improvements were in Latin America and Asia Pacific.

o Our gross profit as a percentage of revenues increased 16.6% from the third quarter of 2000 to the third quarter of 2001. Improved margins reflect pricing initiatives and improved manufacturing efficiencies due to higher throughput.

o Selling, general and administrative expenses decreased as a percentage of revenues from 20.7% in the third quarter of 2000 to 17.2% in the third quarter of 2001. The decrease primarily reflects a higher revenue base, partially offset by higher selling costs associated with the additional revenues and incremental costs attributable to our acquisitions not yet fully integrated. Goodwill amortization was $10.8 million for the three months ended September 30, 2001 and $9.2 million for the same period last year.

o    Our effective tax rate for the third quarters of 2001 and 2000 was 36.5%.

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

     All product lines and geographic regions experienced increased revenue when compared to the third quarter of 2000. The product line reflecting the most significant improvement in revenues was underbalanced services where revenues nearly doubled to $41.7 million. Excluding the results of Orwell, this division's strongest international improvements were in Latin America and Asia Pacific.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the third quarters of 2001 and 2000:

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                           ------------------------
                                              2001          2000
                                           ----------    ----------
                                             (in thousands, except
                                                 percentages)
Revenues ...............................   $  363,293    $  225,720
Gross Profit ...........................      132,557        73,322
Gross Profit % .........................         36.5%         32.5%
Selling, General and Administrative ....   $   42,797    $   32,276
Operating Income .......................       89,760        41,046
EBITDA .................................      127,824        67,334

     A discussion of the results of our Drilling and Intervention Services Division for the third quarter of 2001 compared to the third quarter of 2000 follows:

o Our North American revenues for the third quarter of 2001 improved by 37.8% over the comparable period of 2000. Acquisitions, pricing initiatives and an increase in the North American rig count contributed to this improvement.

o Our international revenues, excluding Canada, increased 95.0% from the third quarter of 2000 primarily due to an increase of $19.2 million in underbalanced services international revenues and our acquisition of Orwell. An international rig count increase of 10.7% also contributed to our international improvement.

o Selling, general and administrative expenses decreased as a percentage of revenues from 14.3% in the third quarter of 2000 to 11.8% in the third quarter of 2001. The decrease primarily reflects a higher revenue base partially offset by increased selling costs attributable to higher sales and an increase of $1.9 million in goodwill and intangible amortization expense. We are in the process of fully integrating current year acquisitions, which is also diluting the positive impact of the higher revenue base.

o    Incremental EBITDA on incremental revenues was 44.0%.

     COMPLETION SYSTEMS

     Our Completion Systems Division has shown strong quarterly improvements in its operating results since its formation in 1999. Revenues increased 53.3% from the third quarter of 2000. Geographically, the most improved regions were North America and Asia Pacific. On a product line basis, the strongest growth from the third quarter of 2000 was in expandable products and liner hangers.

     The following chart sets forth data regarding the results of our Completion Systems Division for the third quarters of 2001 and 2000:

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                           ------------------------
                                              2001          2000
                                           ----------    ----------
                                             (in thousands, except
                                                 percentages)
Revenues ...............................   $   86,838    $   56,656
Gross Profit ...........................       24,312        14,526
Gross Profit % .........................         28.0%         25.6%
Selling, General and Administrative ....   $   17,092    $   13,795
Operating Income .......................        7,220           731
EBITDA .................................       15,588         7,391

     A discussion of the results of our Completion Systems Division for the third quarter of 2001 compared to third quarter of 2000 follows:

o Revenues significantly improved primarily due to industry conditions, market expansion and new product offerings. The use of our worldwide infrastructure to expand into new markets contributed to a 46.0% increase in international revenues. We have also benefited from the market acceptance of our new technologies, particularly our expandable products, and our recently added manufacturing capacity.

o Gross profit as a percentage of revenues increased 9.4% primarily due to pricing initiatives and improved product mix.

o Research and development expenses of this division were $4.5 million for the third quarter of 2001 and $2.9 million for the same period last year.

o Selling, general and administrative expenses as a percentage of revenues decreased from 24.3% in the third quarter of 2000 to 19.7% in the same period in 2001. The decrease is primarily due to the higher revenue base.

o    Incremental EBITDA on incremental revenues was 27.2%.

     ARTIFICIAL LIFT SYSTEMS

     Operating results from our Artificial Lift Systems Division are heavily dependent on oil production activity. Revenues for this division increased 32.2% from third quarter 2000 levels in a market that was dominated by natural gas. Geographically, our U.S. and Latin American markets both experienced strong growth. On a product line basis, our reciprocating rod lift and gas lift showed the greatest improvement over third quarter 2000.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the third quarters of 2001 and 2000:

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                           ------------------------
                                              2001          2000
                                           ----------    ----------
                                             (in thousands, except
                                                 percentages)
Revenues ...............................   $  158,490    $  119,910
Gross Profit ...........................       57,243        40,650
Gross Profit % .........................         36.1%         33.9%
Selling, General and Administrative ....   $   35,026    $   30,080
Operating Income .......................       22,217        10,570
EBITDA .................................       29,480        17,429

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the third quarter of 2001 compared to the third quarter of 2000 follows:

o The third quarter of 2001 experienced an increase in revenues of $38.6 million compared to the third quarter of 2000. Revenues in the U.S. increased 69.4% due to pricing initiatives, increased volume and acquisitions. Our current year acquisitions contributed approximately $20.0 million in revenues in the third quarter of 2001.

o Gross profit as a percentage of revenues increased by 6.5% from the comparable period in 2000 primarily due to pricing and improved manufacturing productivity and utilization.

o Selling, general and administrative expenses decreased as a percentage of revenue from 25.1% in the third quarter of 2000 to 22.1% in the comparable quarter this year. The decrease is primarily attributable to the higher revenue base and cost reduction initiatives, partially offset by increased selling costs associated with the incremental revenue.

o    Incremental EBITDA on incremental revenues was 31.2%.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following charts contain selected financial data comparing our results for the nine months ended September 30, 2001 and September 30, 2000:

     COMPARATIVE FINANCIAL DATA

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              ------------------------
                                                                                 2001          2000
                                                                              ----------    ----------
                                                                                (in thousands, except
                                                                              percentages and per share
                                                                                        data)
       Revenues ...........................................................   $1,707,779    $1,279,400
       Gross Profit .......................................................      593,071       381,543
       Gross Profit % .....................................................         34.7%         29.8%
       Selling, General and Administrative Attributable to Segments .......   $  271,861    $  249,053
       Corporate General and Administrative ...............................       29,650        27,383
       Operating Income ...................................................      306,268       107,567
       Income from Continuing Operations ..................................      160,127        44,720
       Income from Continuing Operations Excluding
         Goodwill Amortization, Net of Taxes ..............................      187,366        69,308
       EBITDA .............................................................      459,113       253,906
       Income per Diluted Share from Continuing Operations ................         1.32          0.40
       Income per Diluted Share from Continuing Operations
         Excluding Goodwill Amortization, Net of Taxes ....................         1.53          0.61

      SALES BY GEOGRAPHIC REGION

                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                      --------------------
                                        2001        2000
                                      --------    --------
REGION:(a)
U.S. ..............................         45%         46%
Canada ............................         15          21
Europe and West Africa ............         14          11
Latin America .....................         11           9
Middle East and North Africa ......          8           6
Asia Pacific ......................          7           7
                                      --------    --------
    Total .........................        100%        100%
                                      ========    ========

(a) Sales are based on the region of origination and do not reflect sales by ultimate destination.

     A discussion of our results for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 follows:

o Consolidated revenues for the first nine months of 2001, excluding our historical compression results, improved 51.3% over the same period of 2000. Revenues in North America increased $272.6 million, while international revenues increased $297.2 million. Our 2001 acquisitions contributed more than $90.0 million in revenue and the market acceptance of our underbalanced drilling services and expandable products contributed incremental revenue of more than $80.0 million in 2001.

o Gross profit as a percentage of revenues increased 16.4%, primarily due to pricing, product mix and manufacturing improvements.

o Selling, general and administrative expenses decreased as a percentage of revenues from 21.6% in the first nine months of 2000 to 17.7% for the same period of 2001 primarily due to a higher revenue base. Goodwill amortization was $29.0 million for the nine months ended September 30, 2001 and $27.2 million for the same period of 2000.

o    Incremental EBITDA as a percentage of incremental revenues was 47.9%.

o Our effective tax rate for the nine months ended September 30, 2001 was 36.5%, compared to 36.0% for the same period of 2000, due to the mix of foreign and domestic income.

  SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the nine months ended September 30, 2001 and 2000:

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                           ------------------------
                                              2001          2000
                                           ----------    ----------
                                             (in thousands, except
                                                  percentages)
Revenues ...............................   $  986,197    $  619,997
Gross Profit ...........................      359,192       201,580
Gross Profit % .........................         36.4%         32.5%
Selling, General and Administrative ....   $  114,389    $   92,520
Operating Income .......................      244,803       109,060
EBITDA .................................      345,294       186,340

     A discussion of the results of our Drilling and Intervention Services Division for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 follows:

o Our North American revenues for the first nine months of 2001 improved by 48.6% over the comparable period of 2000. Pricing initiatives and a 30.8% increase in the North American rig count contributed to these improvements. Our international revenues were up 73.5%. Current year acquisitions contributing over $50.0 million in revenue, increased underbalanced drilling services revenue of $55.4 million, and strengthened international markets attributed to this improvement.

o Gross profit as a percentage of revenues increased 12.0% primarily due to pricing initiatives, improved market conditions and product mix.

o Selling, general and administrative expenses decreased as a percentage of revenues from 14.9% in 2000 to 11.6% in 2001 due to higher revenue base partially offset by higher selling costs and a $3.5 million increase in amortization expense.

o Operating income increased $135.7 million in the nine months ended September 30, 2001 as compared to the same period of 2000 primarily due to improved market conditions and acquisitions.

     COMPLETION SYSTEMS

     The following chart sets forth data regarding the results of our Completion Systems Division for the nine months ended September 30, 2001 and 2000:

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                           ------------------------
                                              2001          2000
                                           ----------    ----------
                                             (in thousands, except
                                                  percentages)
Revenues ...............................   $  247,807    $  150,821
Gross Profit ...........................       68,773        32,475
Gross Profit % .........................         27.8%         21.5%
Selling, General and Administrative ....   $   50,212    $   41,254
Operating Income (Loss) ................       18,561        (8,779)
EBITDA .................................       40,875        10,478

     A discussion of the results of our Completion Systems Division for the nine months ended September 30, 2001 compared to nine months ended September 30, 2000 follows:

o Revenues increased by 64.3% compared to the first nine months of 2000, with North American revenues increasing $47.8 million and international revenues increasing $49.2 million.

o Gross profit as a percentage of revenues increased 29.3% primarily due to pricing initiatives and higher throughput in our manufacturing facilities.

o Selling, general and administrative expenses as a percentage of revenues decreased from 27.4% in 2000 to 20.3% in 2001 primarily due to increased revenues partially offset by costs associated with our efforts to expand our sales presence.

o Operating income increased $27.3 million from a loss position last year of $8.8 million. Incremental operating income on incremental revenues was 28.2%.

     ARTIFICIAL LIFT SYSTEMS

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the nine months ended September 30, 2001 and 2000:

                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                           ------------------------
                                              2001          2000
                                           ----------    ----------
                                             (in thousands, except
                                                  percentages)
Revenues ...............................   $  446,836    $  340,181
Gross Profit ...........................      161,152       113,359
Gross Profit % .........................         36.1%         33.3%
Selling, General and Administrative ....   $  102,709    $   85,939
Operating Income .......................       58,443        27,420
EBITDA .................................       79,504        46,793

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 follows:

o The first nine months of 2001 experienced an increase in revenues of 31.4% compared to the same period in 2000. Acquisitions contributed more than $35.0 million to the improved revenue. Revenues in North America increased $50.6 million and international revenues increased $56.0 million.

o Selling, general and administrative expenses decreased as a percentage of revenues from 25.3% in the nine months ended September 30, 2000 to 23.0% in the same period of 2001 due to higher revenue base partially offset by higher selling costs incurred to support increased revenues.

o Operating income increased by $31.0 million compared to 2000. Incremental operating income on incremental revenues was 29.1%.

     COMPRESSION SERVICES

     On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock, which approximated 48% of Universal's outstanding shares. Subsequent to the merger Universal issued additional shares of common stock and our ownership declined to 45%. During the current year, up to the merger date, the Compression Services Division contributed $26.9 million of revenues, $3.6 million of EBITDA and an operating loss of $0.6 million to our consolidated results. During the three months ended September 30, 2000, this division contributed $59.9 million of revenues, $11.2 million of EBITDA and operating income of $1.6 million. During the nine months ended September 30, 2000, the Compression Services Division contributed $168.4 million of revenue, $32.8 million of EBITDA and operating income of $4.8 million.

     Subsequent to the merger date we began recording equity in earnings of unconsolidated affiliates based on our portion of Universal's net income. The compression businesses that were not included in the merger have been combined with our Artificial Lift Systems Division.

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco drilling products division which was spun-off to our stockholders in April 2000. We had a loss from discontinued operations, net of taxes, for the nine months ended September 30, 2000 of $3.5 million. Included in the loss is $1.0 million of transaction costs, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are current reserves of cash, cash generated from operations, proceeds from our asset securitization and borrowings under bank lines of credit. We believe that the current reserves of cash, access to our existing credit lines and internally generated cash from operations are sufficient to finance the projected cash requirements of our current operations. We have recently announced and are continually reviewing potential acquisitions in our industry. Due to the size of our current pending acquisitions, we will require additional capital in the form of either debt, equity or a combination of both.

     As of September 30, 2001, our cash and cash equivalents were $44.7 million, a net decrease of $109.1 million from December 31, 2000, which was primarily attributable to the following:

o Payment to GE Capital for the acquisition of its minority interest in our Compression Services Division of $206.5 million.

o Capital expenditures for property, plant and equipment of $237.2 million, including $5.7 million for our Compression Services Division.

o Acquisition of new businesses of approximately $214.4 million in cash, net of cash acquired.

o    Cash inflows from operating activities of $102.5 million.

o    Proceeds from our asset securitization of $136.8 million.

o Borrowings, net of repayments, on long-term debt and short-term facilities of $277.8 million.

     BANKING FACILITIES

     In April 2001, we entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of September 30, 2001, $158.0 million was available under this credit facility. Amounts outstanding under the facility accrue interest at a variable rate based on the borrower's applicable Eurocurrency rate and credit ratings assigned to us by Standard and Poor's and Moody's Investor Service. A commitment fee of 0.125% is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, and it reflects the same covenant structure as our existing $250.0 million revolving credit agreement, dated May 1998, which remains in effect.

     We have a five-year unsecured revolving credit facility, dated May 1998, that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of September 30, 2001, $43.0 million was available under this facility due to amounts outstanding and $40.2 million was used to secure outstanding letters of credit. Borrowings under this facility accrue interest at the U.S. prime rate or a variable rate based on LIBOR. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the senior unsecured credit ratings assigned to us by Standard and Poor's and Moody's Investor Service, is payable quarterly on the unused portion of the facility. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens and a limitation on asset dispositions.

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At September 30, 2001, we had $43.5 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 3.80% to 5.77%.

     ASSET SECURITIZATION

     In July 2001, we entered into an agreement with a financial institution to securitize, on a continuous basis, an undivided interest in a specific pool of our domestic accounts receivables. Pursuant to this agreement, we periodically sell certain trade accounts receivables to a wholly-owned bankruptcy-remote subsidiary, W1 Receivables. W1 was formed to purchase accounts receivables and, in turn, sell participating interests in such accounts receivables to a financial institution. That financial institution then purchases and receives ownership and security interest in those receivables. In this transaction, we retained servicing responsibilities and a subordinated interest in the receivables sold. Our retained interest in the receivables pool is valued based on the recoverable value which approximates book value. There is no recourse against us for failure of debtors to pay when due, and our retained interest in the receivables pool is subordinate to the investors' interests. We are permitted to securitize up to $150.0 million under this agreement. We pay a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $1.3 million for the three and nine months ended September 30, 2001. As of September 30, 2001, we had received $136.8 million for purchased interests which was used to pay down short-term debt.

     ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     On June 30, 2000, we completed the private placement of $910 million face amount of our Zero Coupon Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of September 30, 2001, the amount recorded on our balance sheet was $520.7 million, net of original issue discount.

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

     We have the right to redeem the Convertible Preferred Debentures at redemption prices provided for in the indenture agreement. The Convertible Preferred Debentures are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and future senior indebtedness. We also have the right to defer payments of interest on the Convertible Preferred Debentures by extending the quarterly interest payment period for up to 20 consecutive quarters at any time when we are not in default in the payment of interest.

     7 1/4% SENIOR NOTES DUE 2006

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15.

     In July 2001, we entered into an interest rate swap to hedge the exposure on $100.0 million of our 7 1/4% Senior Notes due May 2006. The objective of this transaction was to protect the debt against changes in fair value and to take advantage of the interest rates available in the current economic environment. Under the agreement, on May 15 and November 15 of each year until maturity on May 15, 2006, we will receive interest at the fixed rate of 7 1/4% and will pay a floating rate based on six month LIBOR in arrears plus a spread of 1.405%. The hedge qualifies under Statement of Financial Accounting Standards ("SFAS") No. 133 for the shortcut method of accounting. The fair value of the swap is offset by the effect of changes in the underlying basis of the hedged transaction, and the interest rate differential to be received or paid on the swap is recognized over the life of the swap as an adjustment to interest expense. As of September 30, 2001, the fair market value of this swap agreement was a $5.0 million asset.

     CAPITAL EXPENDITURES

     Our capital expenditures for property, plant and equipment, excluding $5.7 million for our Compression Services Division, during the nine months ended September 30, 2001 were $231.5 million and primarily related to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures for 2001 are expected to be approximately $260.0 million, with fourth quarter expenditures for international and technology. Our depreciation expense during the nine months ended September 30, 2001 was $117.8 million.

     PENDING ACQUISITIONS

     On October 24, 2001 we signed an agreement to acquire CiDRA Corporation's Optical Sensing Systems unit for $130.0 million. Consideration will be in the form of common stock or up to 90% cash, at our option. If we elect to convert any percentage of the purchase price to cash, the cash consideration to be paid will be based on an overall purchase price of $125.0 million. CiDRA OSS is a provider of a suite of permanent in-well fiber optic sensor systems which include pressure temperature gauges, a provider of flow and phase fraction systems, and an all-fiber in-well seismic system. This acquisition is expected to provide our Completion Systems Division with proprietary technology in the growing field of advanced intelligent completions and field automation systems. CiDRA complements this division's growing mechanical capabilities for "smart" completion technologies by providing a means of monitoring downhole well and reservoir activity.

     We signed an agreement to purchase the Johnson Screens division of Vivendi Environnement on October 22, 2001 for $110.0 million. Johnson Screens is a global provider of screens for fluid-solid separation processes, including the recently-introduced Excelflo(TM) premium screen line and the Superflo(TM), Super Weld(R) and Thin Pack(TM) screens for oil and gas production. The integration of Johnson Screens within our Completion Systems Division is expected to provide significant manufacturing consolidation benefits, economies of scale and access to innovative new technologies.

     These acquisitions are subject to customary closing conditions, the receipt of all required foreign regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that these acquisitions will close, we currently expect these acquisitions to be consummated sometime during the fourth quarter of this year.

     ACQUISITIONS

     On April 19, 2001, we acquired Orwell for total consideration of approximately $258.5 million, consisting of 3.4 million shares of our common stock and $81.4 million of assumed debt which was paid in full immediately following the closing of the transaction. Orwell is based in Aberdeen, Scotland and is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increases our share of the international markets and increases capacity. These operations are being integrated into our Drilling and Intervention Services Division.

     During the nine months ended September 30, 2001, we also completed various other acquisitions for total consideration of $166.9 million.

     Some of our acquisitions have resulted in substantial goodwill associated with their operations, including the addition of goodwill of approximately $312.7 million during the nine months ended September 30, 2001. Amortization expense for goodwill and other intangibles during the three and nine months ended September 30, 2001 was $13.0 million and $35.0 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and retains the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that this statement will have a material impact on its financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets." This statement establishes new accounting standards for goodwill, recognition of intangibles and certain intangibles determined to have an indefinite life. It continues to require the recognition of goodwill and certain intangibles determined to have an indefinite life as assets but does not permit their amortization as previously required. The statement also establishes a new method of testing goodwill and intangibles determined to have an indefinite life for impairment. It requires them to be tested for impairment at least annually at a reporting unit level and written down against results of operations in the periods in which the recorded value is more than the market value. This statement is effective for fiscal years beginning after December 15, 2001, except for goodwill and certain intangibles determined to have an indefinite life acquired after June 30, 2001 which will be subject to the non-amortization provisions of this statement immediately. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the goodwill non-amortization provision of this statement is expected to result in an increase in net income per diluted share of approximately $0.28, on an annual basis. We have not yet determined whether the potential non-amortization of identifiable intangible assets will have a material impact on our financial position and results of operations. During 2002, we will perform the first of the required impairment tests; therefore, have not yet determined what the impact of these tests will be on our financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement establishes accounting and reporting standards requiring that all business combinations be accounted for using the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and have no current impact on our financial statements.

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

EXPOSURES

     INDUSTRY EXPOSURE

     Almost all of our customers operate in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses and, historically, actual losses have been consistent with our expectations.

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

     TERRORISM EXPOSURE

     The terrorist attacks that took place in the U.S. on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our businesses. The long-term effects of the September 11, 2001 attacks on our businesses are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our businesses for the short or long-term in ways that cannot presently be predicted.

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

     Approximately 28.0% of our net assets from continuing operations are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. We recorded a $29.0 million adjustment to our equity account for the nine months ended September 30, 2001 primarily to reflect the net impact of the Canadian dollar and Brazilian real against the U.S. dollar. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Condensed Statements of Income.

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

          A Future Reduction in the Rig Count Could Adversely Affect the Demand for Our Products and Services. A material decline in the North American and international rig counts would adversely affect our results. Our forward-looking statements regarding our drilling products and services assume an improvement in the international rig count in 2001 and 2002 and that no extended material declines in the worldwide rig count, in particular the domestic rig count, will occur. Our statements also assume continued increase in the international markets during 2001 and 2002.

          A Material Disruption in our Manufacturing Improvements Could Adversely Affect Some Divisions of Our Business. We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in our European completion operations through the addition of equipment and the consolidation of facilities. We were adversely affected by the relocation of manufacturing operations in our Completion Systems Division in 2000. Our forward-looking statements assume that the manufacturing expansion and consolidation will be completed without any further material disruptions. If there are any additional disruptions or excess costs associated with the manufacturing changes, the results of our Completion Systems Division could be adversely affected.

          Any Limitations on Our Capacity or Personnel Could Increase Our Costs. Our forward-looking information assumes that we will have sufficient manufacturing capacity and personnel to address demand increases that we expect, as noted above. To the extent there are limitations on capacity or personnel in areas in which the markets are improving, our growth could be limited or our costs could increase due to the need to meet demand through outside sources or due to higher wages.

          Our Success is Dependent Upon the Integration of Acquisitions. During 2000 and 2001, we consummated, or agreed to consummate, various acquisitions of product lines and businesses, including the pending acquisitions of CiDRA OSS and Johnson Screens. The success of these acquisitions will be dependent on our ability to integrate these product lines and businesses with our existing businesses and eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our businesses. Our forward-looking statements assume the successful integration of the operations of the acquired businesses and their contribution to our income during 2001 and 2002. We have also assumed that we will successfully consummate our pending acquisitions of CiDRA OSS and Johnson Screens. However, there can be no assurance that these acquisitions will close or that the expected benefits of these acquisitions will materialize. Integration of acquisitions is something that cannot occur in the short term and that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

          Our Long-Term Growth Strategy is Dependent Upon Technological Advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically-advanced value-added products. These technological advances include our underbalanced drilling technology, our expandable sand screen technology, our rotary expansion systems and our recently added multilateral technology. Our forward-looking statements have assumed above average growth from these new products and services through 2001 and 2002.

          Economic Downturn Could Adversely Affect Demand for Our Products and Services. The U.S. and many foreign economies are currently weakening. Several quarters of shrinking GDP would indicate economic recession. An extended regional and/or worldwide recession would result in lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed that material declines will be limited to North and Latin America and that such declines will not last for an extended period of time.

          Currency Fluctuations Could Have a Material Adverse Financial Impact on Our Business. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

          Changes in Global Trade Policies Could Adversely Impact Our Operations. Changes in global trade policies in our markets could impact our operations in these markets. We have assumed that there will be no material changes in global trading policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are currently exposed to market risk from changes in foreign currency changes in interest rates and changes in equity prices. A discussion of our market risk exposure in financial instruments follows.

FOREIGN CURRENCY EXCHANGE RATES

     Because we operate in virtually every oil and gas exploration and production region in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. Although most of our international revenues are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations are also generally denominated in the same currency. The impact of exchange rate fluctuations during the three and nine months ended September 30, 2001 did not have a material effect on reported amounts of revenues or net income.

     Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. Approximately 28.0% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $29.0 million adjustment to our equity account for the nine months ended September 30, 2001 to reflect the net impact of the decline in various foreign currencies against the U.S. dollar.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Our long-term borrowings subject to interest rate risk primarily consist of the $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the $910.0 million Zero Coupon Senior Convertible Debentures due 2020. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of September 30, 2001, the fair value of the Senior Notes was $202.8 million. The fair value of the Senior Notes is principally dependent on changes in prevailing interest rates. In July 2001, we entered into an interest rate swap to hedge the exposure on $100.0 million of the Senior Notes. Under the agreement, on May 15 and November 15 of each year until maturity on May 15, 2006, we will receive interest at the fixed rate of 7 1/4% and will pay a floating based on six month LIBOR in arrears plus a spread of 1.405%. As of September 30, 2001, the fair market value of the swap agreement was a $5.0 million asset. The fair market value of the Convertible Preferred Debentures was $316.0 million and the fair market value of the Zero Coupon Debentures at September 30, 2001 was $485.7 million. The fair value of the Convertible Preferred Debentures and the Zero Coupon Debentures are principally dependent on both prevailing interest rates and our current stock price as it relates to the conversion price of $53.34 per share and $55.1425 per share of our common stock, respectively.

     We have various other debt instruments but believe that the impact of changes in interest rates in the near term will not be material to these instruments.

PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2001, we issued an aggregate of 358,999 shares of Common Stock as follows:

     On July 5, 2001, we issued 358,999 shares of Common Stock to the shareholders of Brit Bit Limited in consideration for the purchase of all the issued capital stock of Brit Bit Limited. The shares were issued in transactions not involving a public offering and were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
NUMBER                             DESCRIPTION

10.1 Sale and Purchase Agreement dated July 3, 2001, among Binnert Ruerd Haites and Others, Scottish Enterprise, Russell Eric Furner, Weatherford Australia Pty. Limited and Weatherford International, Inc. (incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-65136) filed on July 13, 2001).

10.2 Registration Rights Agreement dated July 3, 2001, among Weatherford Australia Pty. Limited, Weatherford International, Inc. and the stockholders listed therein (incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-65136) filed on July 13, 2001).

+*10.3 Employment Agreements dated August 1, 2001 with Gary L. Warren, Mark E. Hopmann, Burt M. Martin, Lisa W. Rodriguez, and James N. Parmigiano.


----------

* Management contract or compensatory plan or arrangement

+ Filed herewith


     (b) Reports on Form 8-K:

          1) Current Report on Form 8-K dated August 13, 2001, announcing the dismissal of Arthur Andersen LLP as the Company's independent accountants and the engagement of Ernst & Young LLP as the Company's new independent accountants.

          2) Current Report on Form 8-K dated July 16, 2001, announcing the Company's earnings for the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Weatherford International, Inc.



                               By:  /s/ Bernard J. Duroc-Danner
                                    -----------------------------------------
                                    Bernard J. Duroc-Danner
                                    Chief Executive Officer, Chairman of the
                                    Board and Director
                                    (Principal Executive Officer)


                                    /s/ Lisa W. Rodriguez
                                    --------------------------------------------
                                    Lisa W. Rodriguez
                                    Vice President, Finance and Accounting
                                    (Principal Financial and Accounting Officer)







Date: November 1, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.1     Sale and Purchase Agreement dated July 3, 2001, among Binnert Ruerd
         Haites and Others, Scottish Enterprise, Russell Eric Furner,
         Weatherford Australia Pty. Limited and Weatherford International, Inc.
         (incorporated by reference to Exhibit 4.13 to the Registrant's
         Registration Statement on Form S-3 (Reg. No. 333-65136) filed on July
         13, 2001).

10.2     Registration Rights Agreement dated July 3, 2001, among Weatherford
         Australia Pty. Limited, Weatherford International, Inc. and the stockholders listed therein (incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-3 (Reg. No.
         333-65136) filed on July 13, 2001).

+*10.3   Employment Agreements dated August 1, 2001 with Gary L. Warren, Mark E.
         Hopmann, Burt M. Martin, Lisa W. Rodriguez, and James N. Parmigiano.


----------

* Management contract or compensatory plan or arrangement

+ Filed herewith