Form 10-K
period 2001-12-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2002-03-25
CIK 32908

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

For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 2002 was $4,092,425,930, based upon the closing price on the New York Stock Exchange as of such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Title of Class                               Outstanding at March 20, 2002
                --------------                               -----------------------------
        Common Stock, $1.00 Par Value                                 119,300,270

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Items 10, 11, 12 and 13 of Part III will be included in an amendment to Form 10-K or incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Weatherford International, Inc. is one of the world's leading providers of equipment and services used for the drilling, completion and production of oil and natural gas wells. Weatherford, as we know it today, was formed in connection with the May 1998 merger of Weatherford Enterra, Inc. into EVI, Inc.

     We were incorporated under the laws of Delaware in 1972. Many of our businesses, including those of Weatherford Enterra, have been conducted for more than 50 years. Our principal executive offices are located at 515 Post Oak Blvd., Suite 600, Houston, Texas 77027. Our telephone number is (713) 693-4000 and our Internet address is www.weatherford.com.

     We conduct operations in approximately 100 countries and have approximately 485 service and sales locations, which are located in nearly all of the oil and natural gas producing regions in the world. We are among the leaders in each of our primary markets, and our distribution and service network is one of the most extensive in the industry.

     Our business is divided into three principal operating divisions:

     - Drilling and Intervention Services -- This division provides (1) drilling systems, (2) well installation services, (3) cementing products and (4) underbalanced drilling. It is a leader in each of these markets, and its products and services are offered worldwide. Currently, this division generates approximately 54% of its revenues outside North America.

     - Completion Systems -- This division provides a full range of completion products and services. It maintains a growing share of the world's completion market and offers leading proprietary and patented technologies, such as our expandable systems, aimed at minimizing formation damage and maximizing production. Currently, 61% of this division's revenues are generated in the markets outside North America.

     - Artificial Lift Systems -- This division is the only organization in the world that is able to provide all forms of artificial lift used primarily for the production of oil. It also provides production optimization services and automation and monitoring of well head production. The current geographical mix of this division's revenues is 63% North American and 37% international.

     In addition to the above operations, historically we operated a Compression Services Division and a Drilling Products Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal, or approximately 48% of Universal's then outstanding common stock. In April 2000, we completed the spin-off to our stockholders of our Drilling Products Division through a distribution of the stock of our Grant Prideco, Inc. subsidiary. Grant Prideco's operations have been classified as discontinued in our financial statements.

     The following is a summary of the markets we serve and our business strategies. We have also included a discussion of each of our divisions, including a description of our products and services offered and our competitors. Financial information regarding our segments and geographic results appears in the footnote entitled Segment Information in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

REFERENCES TO WEATHERFORD

     When referring to Weatherford and using phrases such as "we" and "us," the intent is to refer to Weatherford International, Inc. and its subsidiaries as a whole or on a divisional basis depending on the context in which the statements are made.

STRATEGY

     Our primary objective is to provide our stockholders with above average returns on their investment through income growth and asset appreciation. We seek to achieve this objective through the pursuit of strategic investments and technology opportunities that will enhance the long-term value of our company while improving the market shares, product and service offerings and profitability of our existing businesses.

     Principal components of our growth strategy include the following:

     - Obtain, through internal research and development and acquisitions, new game-changing technologically-advanced products and services that can minimize formation damage, optimize reservoir production and allow us to capitalize on important secular trends such as the maturation of the world's major hydrocarbon reserves and the growth of deepwater activity.

     - Continue to enhance the technology of our existing products and services to maintain our leading position in the markets in which we operate.

     - Leverage off our worldwide infrastructure to introduce new and existing products and services, such as our underbalanced drilling, expandable tubular technology, production optimization and intelligent well completion.

     - Pursue strategic acquisitions and combinations for long-term growth in new or existing markets.

MARKETS

     We are a leading provider of equipment and services to the oil and gas exploration and production industry. Demand for our industry's services and products depends upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide.

     The majority of worldwide drilling activity has historically been concentrated in North America. In 1981, North American drilling activity hit an all time high. Factors such as world economic and political events, changes in the price of oil and natural gas and changes in supply and demand caused record low North American drilling activity levels in 1986, 1992 and again in 1999. By December 2001, drilling activity in North America had declined more than 75% from its 1981 peak primarily due to aging fields and lower-cost sources of oil internationally.

     Drilling activity outside North America is somewhat less volatile than the North American market. Due to the significant investment and complexity surrounding international projects, drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing as most contracts span two to three years. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have longer-term objectives than the typical independent producer in North America.

     The international rig count peaked in 1982 and subsequently declined until the mid-1990's when it leveled out at approximately 750 rigs. During 1998, it began another decline until it hit an all time low of 556 rigs in mid-1999. Since 1999, the international market has been slow to recover; however, we believe the suppressed activity will not continue. We believe that due to the accelerating decline rates and mature age of the North American oilfields, the geological future of the industry is in the Eastern Hemisphere and deepwater.

     Historically, the majority of our business was concentrated in the United States and Canada. Following the merger of EVI and Weatherford Enterra in 1998, we began a concerted program to expand our operations and shift more of our business internationally by utilizing the strength of our Drilling and Intervention Services Division's international presence to introduce new and existing products and services into these markets. Today, we operate in approximately 100 countries in the major oil and natural gas producing areas of North and Latin America, Europe, Africa, Russia, Southeast Asia and the Middle East.

     Our Drilling and Intervention Services and Completion Systems Divisions are dependent on the North American and international rig counts. Historically, our Drilling and Intervention Services Division generated approximately half of its revenues from international activity and our Completion Systems Division generated approximately 57% of its revenues outside North America. With the increased importance of international production, these divisions continue to focus on growth in international markets.

     Our Artificial Lift Systems Division is dependent principally on North American oil rotary and workover rig activity. It is estimated that more than three-quarters of the world's producing oil wells require some form of artificial lift. In North America, the estimated number of producing oil wells requiring lift is closer to 90% and outside of North America the estimate is approximately 70%.

     Due to the maturity of the world's oil and gas reservoirs, the accelerating production decline rates and the change in focus to deepwater prospects, technology has become increasingly critical to the marketplace. Customers are testing, proving and seeking both incremental and game-changing technologies at an increasing rate.

     Technology is an important aspect of our products and services as it helps us provide our customers with more efficient, higher margin and more cost-effective tools to find and produce oil and gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe that our new, more efficient and accurate products and services are among the best in the industry and enable our customers to reduce their costs of drilling and production.

DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division provides products and services used by oil and gas companies, drilling contractors and other service companies to explore, drill for and produce oil and natural gas. We estimate that about two-thirds of the products and services offered by this division are used in the initial drilling and completion of oil and gas wells. The remainder of the products and services are used in connection with the production phases of wells, including maintenance, re-drilling, re-completion and other well installations.

     This division continues to focus on the secular growth of its underbalanced drilling services offerings to maintain our position as the leading provider of these services. We also pursue strategic acquisitions for long-term growth and market expansion. During 2001, we expanded our international presence through the acquisition of Orwell Group Plc, an Aberdeen, Scotland based company.

 Products and Services Offered

     The principal products and services provided by this division are drilling systems, well installation services, cementing products, and underbalanced drilling.

    DRILLING SYSTEMS

     Our drilling systems operations consist of a wide variety of downhole services and products used during the drilling, completion, workover and plugging of oil and gas wells. Drilling services and products offered include:

     Downhole Drilling Services. Our downhole drilling services include directional drilling services, multilateral systems, guidance and steering systems, whipstocks/casing exits, milling and cutting services, as well as plug and abandonment services. Downhole drilling services address the needs of operators to increase the productivity of their wells and their ultimate recovery of hydrocarbons from reservoirs. The technologies provided by this group enable the drilling of directional and horizontal wells as well as the drilling, tieback and completion of multiple lateral wells from a single well bore. The principal benefits of these technologies include the improved contact with and sweep of the reservoir, the reduction of the number of vertical wells required to drill a reservoir, the resulting benefit to the surface environment, and the improved return on the operator's investment.

     Intervention Services. Our intervention services operations include thru-tubing tools and systems, wireline services, conventional fishing services, fishing jars and casing patch products and services. Our thru-tubing services are primarily used in well re-entry activities and allow the operator to perform complex drilling, completion and cementation functions from existing wellbores. Thru-tubing and re-entry technologies help to reduce operator costs by eliminating the need for the drilling and completion of new wellbores. Wireline services provide pipe recovery and cased hole services. Conventional fishing services consist of removing and cleaning wellbores of obstructions, such as equipment, tools, drill string segments and other debris that become caught during the drilling, completion or production activities of a well. Fishing requires specialty tools, including fishing jars, milling tools, casing cutters, overshots and spears. Fishing may also employ whipstocks and mills to permit sidetracking out of a well to avoid obstructions that cannot be moved. We also provide casing patches and well control equipment. Casing patches are utilized for a variety of downhole remediation purposes.

     Proprietary Drilling Equipment and Rentals

     Proprietary Drilling Equipment -- We offer specialized proprietary drilling equipment to our customers. These patented tools, including our Dailey drilling and fishing jars, our Williams rotating heads and other pressure control equipment and many of our fishing products, are manufactured by us. We offer these tools to our customers on a rental basis, allowing the customer to utilize highly specialized equipment without the cost of holding that equipment in inventory.

     Rentals -- We also offer a large selection of third-party manufactured rental equipment and tools for the drilling, completion and workover of oil and gas wells. Our drilling equipment business allows our customers, primarily operators and drilling contractors, to have access to inventories of tools and other equipment without the cost of maintaining that equipment in their own inventory.

     The rental of our proprietary and other equipment permits the equipment to be more efficiently used and allows us to receive value-added returns on the equipment. The breadth of our operations and locations allows us to manage and re-deploy our inventory of equipment to locations where the equipment is most needed. Our proprietary and other drilling equipment and tools include:

     - Pressure control equipment such as blow-out preventers, high pressure valves, accumulators, adapters and choke and kill manifolds.

     - Fishing and downhole tools such as milling tools, casing cutters, fishing jars, spears and overshots, stabilizers, power swivels and bottom hole assemblies.

     - Drilling tools such as drill pipe, drill collars, weight pipe and drilling jars.

     - Tubular handling equipment such as elevators, spiders, slips, tongs and kelly spinners.

    WELL INSTALLATION SERVICES

     Our well installation services operations consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil and gas well. We offer an integrated package of tubular services that allows our customers to receive all of their tubular handling, preparation, inspection, cleaning and wellsite installation needs from a single source. We are a leader in rig mechanization technology used for the installation of tubing and casing and offer various products and services to improve rig floor operations by reducing staffing requirements and increasing operational effectiveness and improving safety. We also specialize in high alloy installation services, where metallurgical characteristics call for specific handling technology. Finally, our well installation services include high-grade completion equipment installation services as well as cementation engineering services. Many of these services are provided in conjunction with our Completion Systems Division.

    CEMENTING PRODUCTS

     Cementing operations are one of the most important and expensive phases in the completion of a well. We are the world's leading producer of specialized equipment that allows operators to centralize the casing of the well and control the displacement of cement and other fluids. Our cementing engineers also analyze complex wells and provide detailed recommendations to help optimize cementing results. Our cementing products group also works closely with our Completion Systems Division in designing integrated completion systems. Our cementing product line includes the following:

     - Centralizer Placement Software -- Software for calculating centralizer spacing for optimum standoff.

     - Centralizers -- A comprehensive product line for varying applications and well conditions.

     - LoDRAG(TM) and LoTORQ(TM) Centralizers -- Mechanical friction-reduction systems for extended reach drilling and underpressured conditions where differential sticking risk is high.

     - Drilling with Casing (DwC (TM)) -- A technique that uses casing as the drillstring by attaching the DrillShoe(TM) drillable drill bits directly to the casing.

     - Flow Enhancement Tools -- Tools that improve cement flow.

     - Float Equipment -- Drillable shoes and collars with float valves that provide higher flow rates.

     - Other Equipment -- Cement baskets, guide shoes, retainers and bridge plugs, multiple stage tools and cementing plugs.

    UNDERBALANCED DRILLING

     Underbalanced drilling takes place when the bottom hole pressure exerted by the hydrostatic head of the drilling fluid column is less than the pressure of the formation being drilled. In underbalanced applications, the reservoir is able to flow while the drilling takes place and thereby protects the formation from damage by the drilling fluids. Traditional drilling methods utilize weighted drilling fluids that not only prevent the flow of hydrocarbons during drilling but permeate the formation causing significant formation damage and limiting the flow of hydrocarbons. The advantages to underbalanced drilling include faster rates of drill bit penetration and reduction of formation damage that inhibits production rates and minimizes lost circulation and costly stimulations. Underbalanced drilling is considered to be particularly desirable for drilling in older fields and reservoirs where the downhole pressure has declined. We believe that many older fields and reservoirs cannot be economically drilled other than through the use of underbalanced drilling. We estimate that at least 20% of the world's wells are likely to be drilled underbalanced during the next 5-10 years, with that percentage increasing over time.

     We believe that we are the only company in the world that can offer all critical components for underbalanced drilling on a worldwide basis. These components include:

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

     - Fluid Systems -- Air drilling systems, mist drilling systems, foam drilling systems, including our patented Trans-Foam(R) Recyclable Drilling Fluid System and aerated fluid drilling systems.

     - Software/Engineering -- Engineering and software, including simulation modeling, candidate screening, corrosion mitigation, on-site engineering, data analysis and supervision.

  Competition

     Our Drilling and Intervention Services Division's products and services are provided worldwide, and we compete in a variety of distinct segments with a number of different competitors. Our major competitors are Baker Hughes, Halliburton, Schlumberger, Smith International and BJ Services. We also compete with Precision Drilling, Superior Energy Services, Franks International and other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors including performance, safety, quality, reliability, service, price, response time and in some cases, breadth of products. We believe that we are the industry leader in underbalanced drilling, the largest provider of drilling and cementing products and one of the largest providers of well installation services in the world.

COMPLETION SYSTEMS

     In 1999, we formed our Completion Systems Division to focus exclusively on providing our customers with a comprehensive offering of completion products, as well as engineered and integrated completion systems for oil and gas fields. During 2000 and 2001, we continued to expand this division's worldwide sales and service infrastructure throughout our broad footprint. We also continued our secular growth strategy through the expansion and introduction of our line of expandable completion products. In September 2001, we signed a three-year supply agreement with Shell International Exploration and Production for the global supply of our expandable products.

     Late in 2001, we made key strategic acquisitions of Johnson Screens and CiDRA's Optical Sensing business to expand the breadth of our product offerings and to obtain new technologically-advanced value-added products. The acquisition of Johnson increased our manufacturing capabilities and presence in global oil and gas well screen markets. Johnson has a dominant brand name and is a leader in screen technology. The acquisition of CiDRA adds fiber optic sensing to our intelligent well offerings. CiDRA's technology can measure pressure, temperature, flow, phase fraction and seismic. The phase fraction and seismic aspects of CiDRA's technologies are expected to be commercialized in 2002.

     In March 2002, we signed agreements with Shell Technology Ventures for the global licensing of their expandable tubular intellectual property and immediate access to the U.S. market for use of our Expandable Sand Screen (ESS(TM)). Both companies have been at the forefront of developing expandable technology since the mid-1990's and are now extending their relationship.

  Products and Services Offered

     New technologies offered by this division are expandable systems and intelligent wells. In addition to our game-changing technologies, we have one of the most comprehensive completion offerings available, including packers, liner hangers, well screens, flow control and inflatable packers.

    EXPANDABLE SYSTEMS

     Our first product offering in expandable technology was our Expandable Sand Screen (ESS(TM)), which eliminates the problems of gravel packing by reducing well costs, enhancing production and reducing erosion. During 2000, we developed new expandable technology that has applications for solid pipe, including casing and liners, and the well construction segment of our industry. Our expandable systems include our rotary expansion systems, which are based on positive displacement motor technology and can be deployed with drill pipe or coiled tubing. The patented rotary system overcomes stress limitations inherent in fixed cone expansion techniques.

     INTELLIGENT WELL TECHNOLOGY

     Intelligent completion products allow operators to remotely monitor the pressure, temperature, flow and phase fraction of a well. They also permit the control of various downhole components, such as chokes and pumps. These products, when combined with production packers, permit various sections of a well to be optimized to improve production. These devices can also eliminate the need for wireline and coiled tubing because they can be operated from the surface. Advanced sensing systems that enable 4-D seismic monitoring are currently in development.

     PACKERS

     Packers are mechanically or hydraulically actuated devices that lock into the casing string and provide a seal between the casing and tubing in the well through an expanding element system. Packers permit producing formations to be isolated from other sections of the wellbore as well as allow downhole operations, such as cementing and acidizing, to take place without damaging the reservoir.

     LINER HANGERS

     Liner hangers allow strings of casing to be suspended within a wellbore without having to extend the string to the surface, and are used to isolate production zones and formations. Most directional wells include one or more liners because of the difficulty of designing casing programs compatible with high tensile tubulars. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well. We also offer expandable slotted liners that are designed to reduce cost and improve production.

     WELL SCREENS

     These products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. Sand production often results in premature failure of artificial lift and other downhole and surface equipment and can obstruct the flow of oil and gas.

     FLOW CONTROL

     Flow control systems include completion and intervention equipment that provide the ability to manage production throughout the life of the well. Our flow control systems include standard and advanced flow control products such as nipples, sleeves, running and pulling tools, plugs, valves and rolling systems. We also offer comprehensive engineering, design and installation capabilities.

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

  Competition

     In our Completion Systems Division, our principal competitors are Baker Hughes, Halliburton and Schlumberger. We also compete with various smaller providers of completion equipment. Technological innovation, quality of service, industry reputation and price are the principal methods of competition. We believe that we are the third largest provider of completion equipment in the U.S. and the leading provider of liner hanger equipment and flow control products in the North Sea market.

ARTIFICIAL LIFT SYSTEMS

     Artificial lift systems are installed in oil wells that do not have sufficient reservoir pressure to raise the oil to the surface or that need to supplement the natural reservoir drive in producing oil from the well. We believe we are the leading provider of artificial lift systems worldwide. We also believe we have a competitive advantage as the only provider of all forms of lift and as the only supplier of customized production solutions.

     One of our technology initiatives, production optimization systems or intelligent lift, provides powerful benefits to our customers for lowering operating and capital costs and improving rates of production. During 2001, we made key technology acquisitions to further complement our intelligent lift systems. Today, the complete optimization system allows remote monitoring of reservoir production and equipment performance as well as the ability to remotely adjust production and systems operation.

     Our Artificial Lift Systems Division is also continuing to focus on expanding our share of the electrical submersible pumps market through its supplier alliances and the development of our own proprietary electrical submersible pumping units.

  Products and Services Offered

     There are six principal types of artificial lift technologies used in the industry. We are the only company in the world that is able to provide all forms of lift including progressing cavity pumps, reciprocating rod and gas lift systems, electrical submersible pumps, hydraulic and other lift systems. This division also offers production optimization systems.

     PROGRESSING CAVITY PUMPS

     A progressing cavity pump is a downhole pump that is controlled by an above-ground electric motor system connected to the downhole pump via sucker rods for the production of oil. These pumps are among the most operationally efficient and are designed to work in wells of depths up to 6,000 feet and production between 10 to 4,500 barrels of oil per day. We are also developing high temperature progressing cavity pumps for SAGD applications.

     RECIPROCATING ROD LIFT SYSTEMS

     A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground mechanical unit connected to a sucker rod and a downhole pump. It uses an up and down suction process to lift the oil from the reservoir. Reciprocating lift is used primarily for the production of oil from wells of depths up to 14,000 feet and production rates from 20 to 8,000 barrels per day. Reciprocating lift systems are generally more expensive to install than other systems but less costly to operate. We offer a complete package of products for rod lift applications ranging from traditional pump jacks to the state-of-the-art RotaFlex(R) long stroke pumping unit, as well as all downhole components, including the Corod(R) continuous sucker rod, traditional sucker rods and tubing anchors.

     GAS LIFT SYSTEMS

     Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves. The gas that is injected into the system is either produced from and reinjected into the well, or is injected from gas produced from nearby wells. The injected gas acts as the lifting agent for the heavier oil. Gas lift systems are used primarily for offshore wells and those wells that have a high component of gas in the well or have a gas supply near the well. Gas lift systems are designed to operate at depths up to 15,000 feet with volumes up to 20,000 barrels of oil per day.

     ELECTRICAL SUBMERSIBLE PUMPS

     An electrical submersible pump is an electric pump and motor that is placed downhole near the producing reservoir and is driven by an electric motor controller and supply system above ground. Electrical submersible pumps are designed to operate at depths of 9,000 to 12,000 feet with volumes from 800 to 20,000 barrels per day. Prior to 1999, we had not been a provider of electrical submersible pumps to the industry. In 1999, we entered into an alliance with Electrical Submersible Pumps, Inc., the world's third largest supplier of this type of pump, to supply us with our own line of electrical submersible pumps and to distribute them for Electrical Submersible Pumps in selected markets.

     HYDRAULIC LIFT SYSTEMS

     Hydraulic lift is a form of oil pumping system that uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. These systems are designed for wells at depths up to 20,000 feet with volumes of up to 15,000 barrels per day. Hydraulic pumps are well-suited for wells with high volumes and low solids.

     OTHER LIFT SYSTEMS

     We also offer a new form of lift that we call "plunger lift." Plunger lift is the only artificial lift system that requires no assistance from outside energy sources. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. The plunger cycles between the top and bottom bumper springs. As it travels to the surface, it creates a solid interface between the lifted gas below and produced fluid above to maximize lift energy. The travel cycle is controlled by a surface controller. Plunger lift is a low cost, easily maintained method of lift. It is particularly useful for dewatering gas wells and increasing production from wells with emulsion problems. Plunger lift also keeps wells free of paraffin and other tubing deposit problems and can be used to produce a well to depletion.

     PRODUCTION OPTIMIZATION SYSTEMS

     Our Artificial Lift Systems Division was one of the first organizations to provide complete artificial lift well optimization services and products. These services include software and instrumentation that allow the customer to remotely monitor and control wells and optimize field production from a central location. To further develop this service, we entered into alliance agreements and purchased key complementary technologies during 2001. We believe that this product offering will benefit the customer with substantial cost savings while improving returns.

  Competition

     We primarily compete with Baker Hughes, Schlumberger, Robbins & Myers and Harbison Fischer. We also compete with Lufkin, National-Oilwell, Kudu and ESP. The principal methods of competition are performance, quality, reliability, service and technological innovation. We believe that we are the world's largest provider of progressing cavity pumps, reciprocating rod lift pump systems and hydraulic lift systems and are the only fully integrated provider of all lift systems.

COMPRESSION SERVICES

     In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock. Our Compression Services Division was operated as a joint venture between us and GE Capital. We owned 64% of the venture and GE Capital owned 36%. In connection with the merger, we completed the acquisition of GE Capital's 36% interest. We retained part of the Compression Services Division, namely the Singapore-based Gas Services International operations, which has been integrated into our Artificial Lift Systems Division. We also retained $10.0 million in accounts receivable.

     Prior to the Universal merger, our Compression Services Division offered the following products and services: rental, packaging and sales of natural gas compressors, custom-designed compression systems, maintenance and reconditioning services and select services such as repair services.

DISCONTINUED OPERATIONS -- GRANT PRIDECO

     Our Grant Prideco Drilling Products Division is classified as a discontinued operation in light of our spin-off of this division to our stockholders in April 2000. Grant Prideco is an international manufacturer and supplier of products used for the exploration and production of oil and gas.

PROPERTIES

     Our operations are conducted in over 100 countries. We currently have more than 55 manufacturing facilities and approximately 485 sales, service and distribution locations throughout the world. The following table describes the material facilities owned or leased by us as of December 31, 2001:

                                       FACILITY    PROPERTY
                                         SIZE        SIZE
LOCATION                               (SQ. FT.)   (ACRES)    TENURE                UTILIZATION
--------                               ---------   --------   ------                -----------
DRILLING & INTERVENTION SERVICES:
  Nisku, Alberta, Canada.............   149,193     27.79     Owned    Region office, BOP, drilling systems,
                                                                         wireline, underbalanced services
  Houma, Louisiana...................   148,869     13.00     Owned    Manufacturing of cementing products
  Houston, Texas(1)..................   145,650     24.18     Owned    Research and development
  Dubai, UAE.........................   141,000      3.20     Leased   Cementing products, well installation
                                                                         services, drilling systems
  Pearland, Texas....................   127,500     57.45     Owned    Manufacturing of drilling systems and
                                                                         pipeline
  Songkhla, Thailand.................   124,430      2.86     Leased   Well installation services, drilling
                                                                         systems
  Loyang, Singapore..................    93,947      2.16     Leased   Drilling systems, well installation
                                                                         services, cementing products
  Hassi Messaoud, Algeria............    87,196      5.00     Owned    Well installation services, drilling
                                                                         systems, underbalanced services,
                                                                         cementing products
  Dammam, Saudi Arabia...............    80,729      1.90     Leased   Manufacturing of drilling systems,
                                                                         well installation services
  Stavanger Forrus, Norway...........    75,347      4.40     Leased   Cementing products, drilling systems,
                                                                         well installation services
  Houston, Texas.....................    71,242     14.55     Owned    Directional drilling operations, MWD
                                                                         motor operations, jar repair
  Macae, Brazil......................    69,721      2.17     Owned    Drilling systems, underbalanced
                                                                         services and well installation
                                                                         services
  Hannover, Germany..................    65,950      3.41     Leased   Manufacturing of well installation
                                                                         services, cementing products
  Abu Dhabi, UAE.....................    65,000      1.50     Leased   Cementing products, well installation
                                                                         services, drilling systems
  Casper, Wyoming....................    63,150      9.53     Owned    Drilling systems
COMPLETION SYSTEMS:
  Duri, Indonesia....................   191,141      4.39     Owned    Manufacturing of well screens
  Dyce, Scotland.....................   125,000      2.87     Leased   Manufacturing of expandable slotted
                                                                         tubulars
  Huntsville, Texas..................   125,000     20.00     Owned    Manufacturing of liner hangers,
                                                                         packers, thru tubing
  Houston, Texas.....................    90,640      5.53     Leased   Manufacturing of sand control screens
  Houston, Texas.....................    81,500     13.49     Owned    Manufacturing of well screens,
                                                                         inflatable packers
  Caxias do Sul, Brazil..............    82,980     17.49     Leased   Manufacturing of packers
  Scott, Louisiana...................    76,763      8.00     Owned    Manufacturing of flow control,
                                                                         wireline
  Houston, Texas.....................    71,680     14.00     Owned    Manufacturing of sand screens
  New Iberia, Louisiana..............    65,580     18.80     Owned    Manufacturing of liner hangers,
                                                                         packers
  Arbroath, Scotland.................    62,818      4.00     Leased   Manufacturing of liner hangers, flow
                                                                         control, packers
ARTIFICIAL LIFT SYSTEMS:
  New Brighton, Minnesota(2).........   195,000     36.58     Owned    Manufacturing of water well screens,
                                                                         industrial screens
  Brisbane, Australia(2).............   136,000      4.04     Leased   Manufacturing of water well screens

  Woodward, Oklahoma.................   118,000     49.58     Leased   Manufacturing of reciprocating rod lift,
                                                                         hydraulic lift
  Singapore, Singapore...............   114,895      2.64     Leased   Compressor fabrication, packaging and
                                                                         engineering
  Greenville, Texas..................   110,000      7.00     Owned    Manufacturing of reciprocating rod lift
  Edmonton, Canada...................   108,797     11.34     Owned    Manufacturing of reciprocating rod lift,
                                                                         progressing cavity pumps
  New Castle, Australia..............    99,000     11.27     Owned    Manufacturing of mining, waterwell and
                                                                         urethane screens
  Colorado Springs, Colorado.........    94,000     30.00     Owned    Manufacturing of reciprocating rod lift
  Odessa, Texas......................    92,840      6.75     Owned    Manufacturing of pumping units
  Sao Leopoldo, Brazil...............    86,100     17.00     Owned    Manufacturing of progressing cavity
                                                                         pumps
  Lloydminster, Alberta, Canada......    77,700      6.81     Owned    Manufacturing of progressing cavity
                                                                         pumps and administrative
  Longview, Texas....................    72,997     17.59     Owned    Manufacturing of reciprocating rod lift
  Rio Tercero, Argentina.............    64,583      7.40     Owned    Manufacturing of reciprocating rod lift,
                                                                         gas lift
  Nisku, Alberta, Canada.............    64,000      7.40     Owned    Manufacturing of reciprocating rod lift
CORPORATE:
  Houston, Texas.....................   227,927        --     Leased   Company's principal offices

---------------

(1) The Houston, Texas research and development facility is shared by our Drilling and Intervention Services Division and Completion Systems Division.

(2) The New Brighton, Minnesota and Brisbane, Australia facilities are shared by our Artificial Lift Systems Division and Completion Systems Division.

OTHER BUSINESS DATA

  Raw Materials

     We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products sold by us are manufactured by other parties. We are not dependent on any single source of supply for any of our raw materials or purchased components; however, the loss of one or more of our suppliers in our Artificial Lift Systems Division could disrupt production for some time.

  Customers and Backlog

     Our principal customers consist of major and independent oil and natural gas producing companies. During 2001, 2000 and 1999, none of our customers accounted for more than 10% of consolidated revenues.

     Our backlog consists of customer orders for which a purchase order has been received, satisfactory credit arrangements exist and delivery is scheduled. The respective sales backlog for our completion products and our artificial lift systems and products were approximately $44 million and $85 million as of February 2002 and approximately $41 million and $40 million for the comparable period in the prior year. All backlog is expected to be shipped during 2002. Our Drilling and Intervention Services Division does not have backlog as it is primarily service related.

  Research, Development and Engineering and Patents

     We maintain world-class technology and training centers in Houston, Texas and Aberdeen, Scotland whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research, development and engineering totaled $46.5 million in 2001, $28.6 million in 2000 and $17.7 million in 1999.

     As many areas of our business rely on patents and proprietary technology, we have followed a policy of seeking patent protection both inside and outside the United States for products and methods that appear to have commercial significance. In the United States, we currently have more than 380 patents issued and over 200 pending. We have over 600 foreign patents issued and over 700 pending.

     Many of our patents provide us with competitive advantages in our markets. Important patented products and technologies include (1) our expandable slotted and solid tubular products, many of which are sold pursuant to a license from Shell, (2) our underbalanced drilling products and services, including our "Virtual Riser" offshore pressure control system, Williams high pressure rotating heads, internal riser rotating control head for deepwater drilling and our chemicals and foam technology and (3) fiber optic sensing systems for intelligent completion systems.

     Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business.

  Seasonality

     Weather and natural phenomena can temporarily affect the sale and performance of our products and services. Spring months in Canada tend to affect operations negatively, but the widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

  Insurance

     We currently carry a variety of insurance for our operations. We are partially self-insured for certain claims in amounts that we believe to be customary and reasonable. We also maintain political risk insurance to insure against certain risks while doing business in foreign countries.

     Although we believe that we currently maintain insurance coverage that is adequate for the risks involved, there is always a risk that our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage and it is possible that an adverse claim could arise that is in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation, and changes in coverage and changes in the insurance industry will likely result in increases in our cost and higher deductibles and retentions.

  Federal Regulation and Environmental Matters

     Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have, in recent years, become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could have a material adverse effect.

     In August 2001, we paid $131,182 to the EPA to settle as a de minimus party to the Casmailia, California Superfund Site. In September 2001, we were notified by the Texas Natural Resource Conservation Commission ("TNRCC") that we were named as a party to the Voda Petroleum site in Clarksville City, Texas. This matter is in the preliminary stages and based on the information provided by the TNRCC, it appears that we will be a de minimus party.

     Our expenditures during 2001 to comply with environmental laws and regulations were not material, and we currently expect that the cost of compliance with environmental laws and regulations for 2002 also will not be material.

  Employees

     We currently employ approximately 14,500 employees. Certain of our operations are subject to union contracts. These contracts, however, cover less than one percent of our employees. We believe that our relationship with our employees is generally satisfactory.

FORWARD-LOOKING STATEMENTS

     This report as well as other filings made by us with the Securities and Exchange Commission ("SEC") and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

     From time to time we update the various factors that we consider in making our forward-looking statements and the assumptions we use in those statements. The following sets forth an update of the various assumptions we use in our forward-looking statements as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described in "Risk Factors" below and the following:

     - A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand balance, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. In recent periods, there has been a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In particular, the United States economy and most foreign economies have weakened in recent periods. An extended regional and/or worldwide recession would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed that material declines in 2002 will be limited to North and Latin America. Furthermore, our forward-looking statements regarding our drilling and completion products and services assume a modest improvement in the international rig count in 2002 and that no extended material declines in the North American rig count will occur.

     - Our results are dependent upon our ability to react to the current market environment. During the fourth quarter of 2001 and 2002 to date, we implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. Our forward-looking statements assume these measures will generate the savings expected and, if the markets continue to decline, that any additional actions we pursue will be adequate to achieve the desired savings.

     - A material disruption in our manufacturing could adversely affect some divisions of our business. Our forward-looking statements assume that any manufacturing expansion and consolidation will be completed without material disruptions. If there are disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

     - Our success is dependent upon the integration of acquisitions. During 2001, we consummated acquisitions of several product lines and businesses, including the acquisition of Johnson Screens. The success of our acquisitions will be dependent on our ability to integrate the product lines and businesses with our existing businesses and eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our operations. Our forward-looking statements assume the successful integration of the operations of the acquired businesses and their contribution to our results during 2002; however, there can be no assurance that the expected benefits of these acquisitions will materialize. Integration of acquisitions is something that cannot occur in the short-term and that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

     - Our long-term growth strategy is dependent upon technological advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our current products and services, to obtain new technologically-advanced value-added products through internal research and development and/or acquisitions and to then expand the markets for the technology through the leverage of our worldwide infrastructure. These technological advances include our underbalanced drilling technology, expandable technology, rotary expansion systems and recently added production optimization and fiber optic sensor technology. Our forward-looking statements have assumed above-average growth from these new products and services in 2002.

     - Currency fluctuations could have a material adverse financial impact on our business. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

     - Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. Political disturbances, war, or terrorist attacks and changes in global trade policies could impact our operations in these markets. We have assumed that there will be no material political disturbances, war, or terrorist attacks and that there will be no material changes in global trade policies.

     - Unexpected litigation and legal disputes could have a material adverse financial impact. If we experience unexpected litigation or unexpected results in our existing litigation that have a material effect on our financial results, the accuracy of the forward-looking statements would be affected. Our forward-looking statements assume that there will be no material unexpected litigation or results.

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC. For additional information regarding risks and uncertainties, see our other current filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended available free of charge at the SEC's website at www.sec.gov. We will generally update our assumptions in our filings as circumstances require.

RISK FACTORS

     An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this report.

  LOW OIL AND GAS PRICES ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES.

     Low oil and gas prices adversely affect demand throughout the oil and natural gas industry, including the demand for our products and services. As prices decline, we are affected in two significant ways. First, the funds available to our customers for the purchase of goods and services decline. Second, exploration and drilling activity declines as marginally profitable projects become uneconomic and are either delayed or eliminated. Accordingly, when oil and gas prices are relatively low, our revenues and income will be adversely affected.

  THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE.

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

  WE HAVE SIGNIFICANT FOREIGN OPERATIONS THAT WOULD BE ADVERSELY IMPACTED IN THE EVENT OF WAR, POLITICAL DISRUPTION, CIVIL DISTURBANCE AND GLOBAL TRADE POLICIES.

     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and global trade policies that may:

     - disrupt oil and gas exploration and production activities;

     - negatively impact results of operations;

     - restrict the movement of funds;

     - inhibit our ability to collect receivables;

     - lead to U.S. government or international sanctions; and

     - limit access to markets for periods of time.

 OUR SIGNIFICANT OPERATIONS IN FOREIGN COUNTRIES EXPOSE US TO CURRENCY FLUCTUATION RISKS.

     Approximately 27% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Operations. Such remeasurement and transactional losses may adversely impact our results of operations.

     In certain foreign countries a component of our cost structure is U.S. dollar denominated, whereas our revenues are local currency based; therefore, a devaluation of the local currency would adversely impact our operating margins.

 CUSTOMER CREDIT RISKS COULD RESULT IN LOSSES.

     The concentration of our customers in the energy industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by prolonged changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses and, generally, actual historical losses have been consistent with our expectations.

 UNINSURED JUDGMENTS OR A RISE IN INSURANCE PREMIUMS COULD ADVERSELY IMPACT OUR RESULTS.

     Although we maintain insurance to cover potential claims and losses, we could become subject to a judgement for which we are not adequately insured. Additionally, the recent terrorist attacks that occurred in the U.S. may adversely impact our ability to obtain insurance or impact the cost of such insurance, which may adversely impact our results of operations.

 UNINSURED CLAIMS AND LITIGATION COULD ADVERSELY IMPACT OUR RESULTS.

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is possible; however, that an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring.

     We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim which would likely have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise and could involve the expenditure of a material amount of funds.

  A TERRORIST ATTACK COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESSES.

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

ITEM 2. PROPERTIES

     See Item 1. Business -- Properties on page 10 of this report, which is incorporated by reference into this item.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention and deductibles with respect to our insurance.

     See Item 1. Business -- Other Business Data -- Federal Regulations and Environmental Matters on page 12 of this report, which is incorporated by reference into this item.

     Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is possible; however, that an unexpected judgement could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts that we currently have reserved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "WFT." As of March 20, 2002, there were 3,457 stockholders of record. The following table sets forth, for the periods indicated, the range of high and low sale prices per share for the common stock as reported on the New York Stock Exchange.

                                                                 PRICE
                                                              ------------
                                                              HIGH     LOW
                                                              ----     ---
Year ending December 31, 2001
  First Quarter.............................................  $58 15/16 $42 5/16
  Second Quarter............................................   60 3/8   44 3/8
  Third Quarter.............................................   48 1/4   22 11/16
  Fourth Quarter............................................   39 1/8   24 3/16
Year ending December 31, 2000
  First Quarter.............................................  $62      $34 7/8
  Second Quarter(a).........................................   61 11/16  35
  Third Quarter.............................................   50 1/4   36 3/8
  Fourth Quarter............................................   49 3/8   31 3/4

---------------

(a) At the close of business on April 14, 2000, the price of our common stock was adjusted for the Spin-off of Grant Prideco.

     On March 20, 2002, the closing sales price of our common stock as reported by the New York Stock Exchange was $47.51 per share. We have not declared or paid cash dividends on our common stock since 1984 and we do not currently anticipate paying cash dividends on our common stock at any time in the foreseeable future.

     In addition to our common stock, we currently have outstanding $402.5 million principal amount in 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. These debentures have the following material terms:

     - Mature on November 1, 2027

     - Interest rate of 5% per annum, payable February 1, May 1, August 1 and November 1 of each year, but subject to deferral for up to 20 consecutive quarters if not in default on interest payments

     - Are convertible into common stock at a conversion price of $53.34 per share

     - May be redeemed by us at any time on or after November 4, 2000 at redemption prices set forth in an indenture relating to the debentures

     - Are subordinated in right of payment of principal and interest on certain existing and future senior indebtedness

     We also have $910.0 million face amount of Zero Coupon Convertible Senior Debentures due 2020. These debentures have the following material terms:

     - Mature on June 30, 2020

     - Original issue discount of $408.4 million, providing the holders with an annual 3% yield to maturity

     - Holders may convert at any time prior to maturity at a conversion rate of
       9.9970 shares per $1,000 principal amount at maturity

     - We may redeem these debentures on or after June 30, 2005 at the accreted principal amount at the time of redemption

     - Holders also may require us to repurchase these debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the issue price plus accrued original issue discount, and we may, at our election, repurchase the debentures for cash, common stock or a combination thereof

     - Unsecured obligation ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness

     During the quarter ended December 31, 2001, we issued an aggregate of 3,271,149 shares of our common stock in transactions not involving a public offering and that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as follows:

     - On November 16, 2001, we issued 1,896,149 shares of common stock to CiDRA Corporation in consideration for the purchase of CiDRA Corporation's Optical Sensing Systems business unit.

     - On December 1, 2001, we reserved for issuance 1,375,000 shares of common stock to the shareholders of Energy Rentals, Inc. in connection with the acquisition of Energy Rentals, Inc.

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

                                                            YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------
                                       2001          2000              1999         1998            1997
                                    ----------    ----------        ----------   ----------      ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................  $2,328,715    $1,814,261        $1,240,200   $1,363,849      $1,357,374
Operating Income..................     409,474       120,328(a)         66,818       36,171(b)      216,082
Income (Loss) From Continuing
  Operations......................     214,651       (38,892)(a)(c)     16,206         (883)(b)     129,745
Basic Earnings (Loss) Per Share
  From Continuing Operations......        1.88         (0.36)(a)(c)       0.16        (0.01)(b)        1.35
Diluted Earnings (Loss) Per Share
  From Continuing Operations......        1.76         (0.36)(a)(c)       0.16        (0.01)(b)        1.33
Total Assets......................   4,296,362     3,461,579         3,513,789    2,638,612       2,508,034
Long-term Debt....................   1,097,294(d)    730,176(e)        226,603      220,398         224,935
5% Convertible Subordinated
  Preferred Equivalent
  Debentures......................     402,500       402,500           402,500      402,500         402,500
Stockholders' Equity..............   1,838,240     1,338,458(f)      1,843,684    1,500,090       1,462,409
Cash Dividends Per Share..........          --            --                --           --              --

---------------

(a) Includes $56.3 million, $43.0 million net of taxes, of impairment charges related to the merger of essentially all of our Compression Services Division into Universal.

(b) Includes $160.0 million, $104.0 million net of taxes, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions.

(c) Includes $76.5 million of deferred tax provision associated with the deconsolidation of our Compression Services Division.

(d) Includes $347.1 million of our 6 5/8% Senior Notes due 2011, issued November 2001.

(e) Includes $910.0 million face amount of our Zero Coupon Convertible Senior Debentures, at the accreted discount amount of $509.2 million as of December 31, 2000, issued June 2000.

(f) Reflects the distribution of our Grant Prideco, Inc. subsidiary to our stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our business is conducted through three business segments: (1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. In addition to these three segments, we historically operated a Compression Services Division and a Drilling Products Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, or approximately 45% of Universal's current common stock outstanding. On April 14, 2000, we distributed to our stockholders all of the outstanding shares of Grant Prideco, Inc., which held the operating assets used in our Drilling Products Division. As a result of this distribution, our Drilling Products Division is presented as discontinued operations in the accompanying financial statements.

     The following is a discussion of our results of operations for the last three years. This discussion should be read in conjunction with our financial statements and notes thereto that are included in Item 8. Financial Statements and Supplementary Data. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements" located within Item 1. Business. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations. We acquire numerous companies every year and focus on integration efforts so that we may realize the benefits each acquisition provides.

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand for and price of oil and natural gas. Certain of our products and services, such as our well installation services and well completion services, are dependent on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our artificial lift systems, are dependent on production activity. We currently estimate that approximately two-thirds of our continuing operations are reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain statistics that are reflective of historical market conditions:

                                                   HENRY HUB   NORTH AMERICAN   INTERNATIONAL
                                      WTI OIL(1)    GAS(2)      RIG COUNT(3)    RIG COUNT(3)
                                      ----------   ---------   --------------   -------------
2001................................    $19.84      $2.570         1,185             747
2000................................     26.80       9.775         1,497             703
1999................................     25.60       2.329         1,177             575

---------------

(1) Price per barrel as of December 31 -- Source: Applied Reasoning, Inc.

(2) Price per MM/BTU as of December 31 -- Source: Oil World

(3) Average rig count for December -- Source: Baker Hughes Rig Count

     The oil and gas industry has been subject to extreme volatility in recent years due to significant changes in the demand, supply and pricing of oil and natural gas. In 1999, demand for our products and services was low as our customers' exploration, development and production activities worldwide were reduced in reaction to sharply lower oil prices. The low levels of activity continued through most of 1999 as the price of oil hit a low of $11.07 per barrel during the year. The North American and international rig counts reached historical lows of 534 and 556, respectively. During the second half of 1999, the price of oil increased sharply due to demand and supply imbalances and the members of the Organization of Petroleum Exporting Countries reducing production in compliance with production quotas. The pickup in our customers' activity was not proportional to the increase in the price of oil, as our customers were more cautious in new spending due to the recent volatility of prices.

     During 2000, the price of oil increased as a result of supply and demand imbalances created by reduced customer investment in oil and gas development in 1998 and 1999. The increase in the price of oil and gas in 2000 allowed us to experience steady improvements in the demand for our products and services, in particular in the North American markets. The increase in demand for our products in international markets lagged the recovery in North America. International activity began to increase in the latter half of 2000, with steady improvement continuing in 2001. The international rig count increased 38% from the 1999 low to the 2001 high.

     The demand for oil and natural gas began to weaken during the third quarter of 2001 in response to slowing growth in worldwide economies. This resulted in a slow-down in North American rig activity. The U.S. rig count peaked at 1,293 rigs in July 2001, and during December it had declined 32% to a low of 882 rigs. Natural gas prices have declined from a high of $9.82 per mcf earlier in 2001 to a recent price of approximately $2.31 per mcf. We expect a continued decline in 2002 in the North American markets in response to the slowing growth in the worldwide economy.

     Drilling activity outside North America is somewhat less volatile than the North American market. Due to the significant investment and complexity surrounding international projects, drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing as most contracts span two to three years. International rig activity during the fourth quarter remained constant at approximately 750 rigs. Our customer's international spending is expected to improve modestly during 2002; however, we expect international demand for our products and services to exceed the expected industry-wide increase in international market activity, as we leverage our technology offerings and expand our market share.

     In general, we expect the markets to affect our businesses as follows:

     Drilling and Intervention Services and Completion Systems. Due to the recent decline in natural gas prices, we expect a decline in revenues of approximately 10% in the U.S. market throughout 2002 from our fourth quarter 2001 activity levels. Canada is anticipated to decline approximately 20% from its seasonal high in the first quarter of 2002 due to the "spring break up" and to remain at the lower levels throughout the end of the year. We also forecast our Latin American market to decline by 5 - 10% due to the current political environment in Argentina and Venezuela. Lower volumes and pricing pressures will adversely impact operating profits in those regions.

     These divisions are expected to see international revenue and profitability improvements in 2002. We currently expect that the markets in Europe and West Africa will experience revenue growth of 10%, Middle East and North Africa will experience sales improvements of 15% and Asia Pacific's revenues will increase more than 20% in 2002. These improvement levels will be supported by market share gains through our technology product offerings, under balanced drilling systems and expandable products. Specific new product offerings include the downhole deployment valve for underbalanced drilling, the expandable liner hanger and expandable casing patches.

     In addition to reliance upon drilling activity, the level of these divisions' contribution will be dependent on our ability to react to shifting market demand and our ability to successfully market our products and services, including our technology product offerings.

     Artificial Lift. This division is primarily an oil driven business that is currently 63% North American based and 37% international. North American oil activity was sluggish during 2001 due to the concerted focus on natural gas drilling; however, this division will benefit from any shift in priority that our customers place on oil projects rather than natural gas projects in light of the recent decline in natural gas prices. In Canada, we were recently awarded a five-year contract in support of a first-phase heavy-oil development. This incremental business will begin in 2002. We expect the U.S. market activity to be consistent with 2001 fourth quarter activity levels. Share gains in this market will come from further expansion of our production optimization technology. We expect to achieve international market penetration on core products as we leverage our global footprint and all lift options marketing strategy.

     Overall, the level of results of operations for our businesses in 2002 will be heavily dependent on worldwide industrial production and our ability to react to the changes in the industry. In addition, the strength of the industry will be highly dependent on many other external factors, such as world economic conditions, member country compliance with Organization of Petroleum Exporting Countries quotas, terrorist-related instability and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, investments, intangible assets and goodwill, income taxes and contingent liabilities. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe are the most critical to our reporting of results of operations and financial position are as follows:

  Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past. The cyclical nature of our industry may affect our customers' operating performance and cash flows, which could impact our ability to collect on these obligations. In addition, many of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect these accounts receivables.

  Equity Investments

     Our equity investments in unconsolidated subsidiaries primarily include our investment in Universal. We review our equity investments for impairment and record an adjustment when we believe the decline in fair value is other than temporary. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. In determining whether the decline is other than temporary we consider the cyclicality of the industry in which the investment operates, its historical performance, its performance in relation to its peers and the current economic environment. Future conditions in the industry, operating performance and performance in relation to peers and the future economic environment may vary from our current assessment of recoverability. Such future conditions could therefore result in a determination that the decline in fair value is other than temporary.

  Income Taxes

     We provide for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws as well as changes in our financial condition could affect these estimates.

  Valuation Allowance for Deferred Tax Assets

     We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future.

  Revenue Recognition

     Revenue for product sales is recognized when all of the following criteria have been met: a) evidence of an agreement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured. Products are deemed to be accepted by the customer upon receipt of written acceptance. Revenue from rental and service agreements is recognized as earned, over the rental period and when services have been rendered, and the associated costs and expenses are recognized as incurred.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The following charts contain selected financial data comparing our results from continuing operations for 2001 and 2000:

     Comparative Financial Data

                                                                      YEAR ENDED
                                                          ----------------------------------
                                                              2001                 2000
                                                          -------------        -------------
                                                          ($ IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Revenues................................................   $2,328,715           $1,814,261
Gross Profit............................................      800,003              553,314
Gross Profit %..........................................         34.4%                30.5%
Selling, General and Administrative Attributable to
  Segments..............................................   $  372,388           $  343,094
Corporate General and Administrative....................       39,669               36,976
Operating Income........................................      409,474              120,328(a)
Income (Loss) from Continuing Operations................      214,651              (38,892)(a)(b)
Income (Loss) from Continuing Operations Excluding
  Goodwill Amortization, Net of Taxes...................      251,543               (4,614)(a)(b)
EBITDA (c)..............................................      617,603              319,437(a)
Income (Loss) per Diluted Share from Continuing
  Operations............................................         1.76                (0.36)
Income (Loss) per Diluted Share from Continuing
  Operations Excluding Goodwill Amortization, Net of
  Taxes.................................................         2.04                (0.04)
Cash Provided by Continuing Operations..................      248,968              144,173

---------------

(a) Includes $56.3 million of impairment charges related to the merger of essentially all of our Compression Services Division into Universal. The net after tax impact of these charges was $43.0 million.

(b) Includes $76.5 million of deferred tax liability associated with the difference between our book basis in our Compression Services Division and the tax basis of the common stock of Universal received in connection with the merger of our Compression Services Division into Universal.

(c) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as substitutes to calculations under generally accepted accounting principles, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company's calculations.

    Sales by Geographic Region

                                                                YEAR ENDED
                                                              --------------
                                                              2001      2000
                                                              ----      ----
REGION:
  U. S. ....................................................   41%       44%
  Canada....................................................   14        20
  Latin America.............................................   11        10
  Europe and West Africa....................................   15        11
  Asia Pacific..............................................   10         7
  Middle East and North Africa..............................    9         8
                                                              ---       ---
          Total.............................................  100%      100%
                                                              ===       ===

     Our results from continuing operations for 2001 as compared to 2000 were affected by the following specific items:

     - Excluding the results of our Compression Services Division, revenues increased $722.4 million, or 45.7%, from 2000 levels. This incremental revenue is the result of improved market conditions, pricing initiatives, acquisitions and new technology product lines. The impact of these factors is as follows:

        - Our North American revenues improved 30.9%, reflecting the benefits of an increased average annual rig count of 18.8% and contributions of more than $27 million from 2001 acquisitions, excluding technology related acquisitions.

        - Our international revenues improved 68.9% compared to an average annual international rig count increase of 14.9%. Our 2001 acquisitions, excluding technology based acquisitions, contributed more than $90 million to our international revenue growth. All geographic regions experienced strong gains, particularly Asia Pacific, where revenues excluding acquisitions grew 87.4%.

        - Our technology product lines, including underbalanced services, expandables, production optimization and intelligent well, increased $161.7 million. Our technology contribution has grown to a current run rate of 14% of total revenue.

     - Gross profit percentage increased from 30.5% in 2000 to 34.4% in 2001, primarily due to volume and pricing gains in all of our divisions.

     - Selling, general and administrative expenses attributable to the segments decreased as a percentage of revenue from 18.9% in 2000 to 16.0% in 2001. This decrease is primarily attributable to a higher revenue base, which was partially offset by an increase in selling and marketing expenses of $11.2 million.

     - Corporate general and administrative expense increased $2.7 million from 2000; however, it remained relatively flat as a percentage of revenue on a year over year basis.

     - Our equity in earnings in 2001 increased $18.1 million from 2000 due to our investment in Universal.

     - In 2001, our interest expense increased $14.7 million from 2000 due to a full year of amortization of original issue discount on our Zero Coupon Convertible Senior Debentures and higher average short-term borrowings mitigated by lower average interest rates.

     - Our effective tax rate on income from continuing operations for 2001 and 2000, excluding the impact of the charges recorded related to the merger of our Compression Services Division into Universal, was approximately 36.3%.

  Segment Results

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division experienced strong improvements in both revenues and operating income in 2001 as compared to 2000. This division benefited from increased demand due to market activity, pricing initiatives, technology product acceptance and acquisitions. We implemented price increases in the U.S. during the third quarter of 2000 and in the first quarter of 2001. Price increases were also achieved in the renewal of the longer-term international contracts. The price increases and the higher demand were reflected in this division's financial results beginning in the fourth quarter of 2000 and continuing through the third quarter of 2001. As a result of the weakening U.S. market, we experienced lower volume and pricing pressures in the fourth quarter of 2001.

     In April 2001, we acquired Orwell Group plc based in Aberdeen, Scotland for approximately $258.5 million consisting of 3.4 million shares of our common stock and $81.4 million in assumed debt subsequently paid in full. Orwell is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increases our capacity and our share of the international markets.

     All product lines and geographic regions experienced an increase in annual revenue. The product line reflecting the most significant improvement was underbalanced services, where revenues nearly doubled to $157.9 million. Excluding acquisitions, this division's strongest international improvements were in Latin America and Asia Pacific.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for 2001 and 2000:

                                                                    YEAR ENDED
                                                              ----------------------
                                                                 2001         2000
                                                              ----------    --------
                                                                 ($ IN THOUSANDS)
Revenues....................................................  $1,340,140    $884,170
Gross Profit................................................     480,227     297,457
Gross Profit %..............................................        35.8%       33.6%
Selling, General and Administrative.........................  $  160,135    $127,621
Operating Income............................................     320,092     169,836
EBITDA......................................................     457,908     274,325

     - In 2001, this division's revenues improved 51.6% from 2000 levels. North American revenues were impacted by an average annual rig count increase of 18.8% and improved technology revenues from our underbalanced services of $23.7 million. International revenues improved 73.5%, reflecting the benefits of the 14.9% average annual rig count improvement, contributions from acquisitions of more than $80 million and the international growth of our underbalanced services of almost $50 million.

     - Gross profit as a percentage of revenue increased primarily due to pricing initiatives put into place in the second half of 2000 and in the first quarter of 2001 and higher utilization of assets.

     - Selling, general and administrative expenses decreased as a percentage of revenues from 14.4% in 2000 to 11.9% in 2001. The decrease primarily reflects a higher revenue base, which was partially offset by increased selling costs attributable to the higher sales. We also incurred $5.3 million of additional goodwill and intangible amortization expense for this division.

     COMPLETION SYSTEMS

     Our Completion Systems Division showed strong improvements in 2001 compared to 2000. This division's revenues have increased quarter over quarter throughout 2001. International market expansion and growth of our expandables product line contributed significantly to this improvement. In the fourth quarter of 2000, the annualized run rate for our expandables was $17.1 million, which grew to an annualized run rate of $74.5 million in the fourth quarter of 2001.

     In November 2001, we acquired Johnson Screens for approximately $110.0 million in cash and CiDRA's Optical Sensing business for approximately $123.1 million in cash of $62.5 million and 1.9 million of our common stock. Johnson is a global provider of screens for the fluid-solid separation process including the recently introduced Excelflo(TM) premium screen line and the Super Flo(TM), Super Weld(R) and Thin Pack(TM) screens for oil and gas production. The oil and gas screens operations will be integrated into this division while the remaining operations will be integrated into our Artificial Lift Systems Division. This acquisition will provide manufacturing consolidation benefits and access to new technologies. CiDRA is a provider of a suite of permanent in-well fiber optic sensing systems, which include pressure and temperature gauges, flow and phase fraction systems and an all-fiber in well seismic system. This acquisition provides this division with proprietary technology in the advanced intelligent completion and field automation systems.

     The following chart sets forth data regarding the results of our Completion Systems Division for 2001 and 2000:

                                                                   YEAR ENDED
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                ($ IN THOUSANDS)
Revenues....................................................  $350,685    $218,040
Gross Profit................................................    95,391      49,664
Gross Profit %..............................................      27.2%       22.8%
Selling, General and Administrative.........................  $ 69,511    $ 57,572
Operating Income (Loss).....................................    25,880      (7,908)
EBITDA......................................................    56,567      18,998

     - Revenue for 2001 increased $132.6 million, or 60.8%, from 2000 levels. Revenues in North America increased $55.2 million due to an average annual rig count increase of 18.8% and contributions from acquisitions, excluding technology-based acquisitions, of more than $10 million. Our international revenues, excluding expandables and acquisitions, improved 31.0%. The average annual international rig count increase of 14.9%, increased expandables revenue of $40.7 million and revenues from acquisitions of more than $4.5 million all contributed to the incremental international revenue.

     - Gross profit as a percentage of revenue increased from 22.8% in 2000 to 27.2% in 2001 due to pricing initiatives, higher throughput in the manufacturing facilities and product mix. These benefits were partially offset by increased research and development expenses of $6.4 million.

     - Selling, general and administrative expenses as a percentage of revenue decreased to 19.8% in 2001 from 26.4% in 2000 primarily due to a higher revenue base, which was partially offset by higher employee costs associated with our efforts to expand this division.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division improved in 2001 as compared to 2000 due to the market acceptance of its technologies, improved activity levels and expansion into certain international markets. This division's new technology product line, production optimization, contributed approximately $47 million in revenue. We have had continued success at changing this division's geographic mix from a historical 90% North American and 10% international to a more balanced composition of 63% North American and 37% international in the fourth quarter of 2001. The international growth is due to the aggressive marketing of our artificial lift systems worldwide through our international distribution and service locations and expansion into new markets. During 2001, we had success growing our international business primarily in Latin America and Asia Pacific.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for 2001 and 2000:

                                                                  YEAR ENDED
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Revenues....................................................  $610,951   $477,216
Gross Profit................................................   220,431    160,143
Gross Profit %..............................................      36.1%      33.6%
Selling, General and Administrative.........................  $138,191   $118,574
Operating Income............................................    82,240     41,569
EBITDA......................................................   111,090     68,448

     - Revenues increased 28.0% primarily due to acquisitions, technology growth, increased volume and pricing initiatives. Our current year acquisitions contributed close to $20 million and technology contributed close to $47 million in 2001. Excluding acquisitions and technology, our U.S. revenue improved 23.7% and Asia Pacific revenue more than doubled.

     - Gross profit as a percentage of revenue improved 7.4% from 2000, primarily due to pricing initiatives and product mix.

     - Selling, general and administrative expenses as a percentage of revenue declined from 24.8% in 2000 to 22.6% in 2001 primarily due to a higher revenue base and the rationalization of distribution centers, which was partially offset by increased selling costs associated with the incremental revenues.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The following charts contain selected financial data comparing our results from continuing operations for 2000 and 1999:

     Comparative Financial Data

                                                                      YEAR ENDED
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                              ($ IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Revenues....................................................   $1,814,261     $1,240,200
Gross Profit................................................      553,314        351,505
Gross Profit %..............................................         30.5%          28.3%
Selling, General and Administrative Attributable to
  Segments..................................................   $  343,094     $  261,358
Corporate General and Administrative........................       36,976         25,947
Operating Income............................................      120,328         66,818
Income (Loss) from Continuing Operations....................      (38,892)        16,206
Income (Loss) from Continuing Operations Excluding Goodwill
  Amortization, Net of Taxes................................       (4,614)        38,159
EBITDA......................................................      319,437        233,476
Income (Loss) per Diluted Share from Continuing
  Operations................................................        (0.36)          0.16
Income (Loss) per Diluted Share from Continuing Operations
  Excluding Goodwill Amortization, Net of Taxes.............        (0.04)          0.37
Cash Provided by Continuing Operations......................      144,173         23,260

     Sales by Geographic Region

                                                              YEAR ENDED
                                                              -----------
                                                              2000   1999
                                                              ----   ----
REGION:
  U. S. ....................................................   44%    45%
  Canada....................................................   20     19
  Latin America.............................................   10      9
  Europe and West Africa....................................   11     14
  Asia Pacific..............................................    7      5
  Middle East and North Africa..............................    8      8
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

     Our results from continuing operations for 2000 and 1999 were affected by the following specific items:

     - Revenues increased $574.1 million, or 46.3%, from 1999 levels due to increased volume throughout 2000 and improved pricing in late 2000. International revenues increased 45.5% from 1999 to $612.3 million as compared to an increase in the average annual international rig count of 8.6%. North American revenues increased $382.4 million, or 46.7%, as compared to an increase in the average annual North American rig count of 44.7%.

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

     - Selling, general and administrative expenses attributable to the segments decreased as a percentage of revenue from 21.1% in 1999 to 18.9% in 2000. This decrease was primarily attributable to a higher revenue base, as well as the full integration of our 1999 acquisitions into our business. These benefits were partially offset by goodwill amortization of $37.1 million in 2000 as compared to $24.0 million in 1999.

     - Corporate general and administrative expenses increased $11.0 million from 1999; however, it remained relatively flat as a percentage of revenue on a year on year basis.

     - Our 2000 tax provision includes $76.5 million of deferred taxes related to the exchange of a consolidated subsidiary for an equity method investment in connection with the Universal merger. Excluding this $76.5 million provision and the tax effect of the impairment charge, our effective tax rate on income from continuing operations for 2000 was approximately 36.3% as compared to 29.9% for 1999. The increase in our effective rate was primarily a result of a decrease in foreign tax benefits.

  Segment Results

     DRILLING AND INTERVENTION SERVICES

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for 2000 and 1999:

                                                                  YEAR ENDED
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Revenues....................................................  $884,170   $599,618
Gross Profit................................................   297,457    171,618
Gross Profit %..............................................      33.6%      28.6%
Selling, General and Administrative.........................  $127,621   $ 97,581
Operating Income............................................   169,836     74,037
EBITDA......................................................   274,325    171,188

     - Compared to 1999, revenues increased 47.5% in 2000 due to improved market conditions and the full year impact of our late 1999 acquisitions.

     - Revenues in North America increased 75.5% while the average annual North American rig count increased 44.7% year over year. International revenues increased 20.7%, while the average annual international rig count increased 8.6%.

     - Gross profit as a percent of revenues increased primarily due to pricing increases implemented in the second half of 2000 and the higher revenue base in relation to depreciation and fixed overhead and manufacturing costs.

     - Selling, general and administrative expenses decreased as a percentage of revenues from 16.3% in 1999 to 14.4% in 2000. The decrease primarily reflects a higher revenue base, partially offset by higher employee costs and an increase of $6.7 million in goodwill and intangible amortization expense.

     COMPLETION SYSTEMS

     The following chart sets forth data regarding the results of our Completion Systems Division for 2000 and 1999:

                                                                  YEAR ENDED
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Revenues....................................................  $218,040   $121,136
Gross Profit................................................    49,664     19,857
Gross Profit %..............................................      22.8%      16.4%
Selling, General and Administrative.........................  $ 57,572   $ 41,402
Operating Loss..............................................    (7,908)   (21,545)
EBITDA......................................................    18,998     (7,428)

     - Revenue in 2000 increased $96.9 million, or 80.0%, from 1999. Improvement was experienced in all historical product lines as well as from sales of expandable completion products and flow control products added through our acquisition of Petroline Wellsystems in September 1999.

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

     ARTIFICIAL LIFT SYSTEMS

     The following chart sets forth certain data regarding the results of our Artificial Lift Systems Division for 2000 and 1999:

                                                                  YEAR ENDED
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Revenues....................................................  $477,216   $293,529
Gross Profit................................................   160,143    102,515
Gross Profit %..............................................      33.6%      34.9%
Selling, General and Administrative.........................  $118,574   $ 86,434
Operating Income............................................    41,569     16,081
EBITDA......................................................    68,448     36,145

     - Revenues increased 62.6% from 1999 to 2000 as a result of a 46.3% increase in North American revenues and a 77.8% increase in Latin American revenues. We also experienced an increase of $21.1 million and $19.7 million in revenues in the Middle East and North Africa region and Asia Pacific region, respectively, primarily due to the acquisition of Gas Services International.

     - Gross profit decreased slightly from 34.9% in 1999 to 33.6% in 2000 due to product mix.

     - Selling, general and administrative expenses as a percentage of revenues decreased from 29.4% in 1999 to 24.8% in 2000 due to cost reductions previously implemented and a higher revenue base.

     COMPRESSION SERVICES AND THE UNIVERSAL TRANSACTION

     On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock, which approximated 48% of Universal's then outstanding shares. Following the merger, Universal, in an unrelated transaction, issued additional shares of common stock reducing our ownership to 45%. We retained part of the Compression Services Division, namely our Singapore-based GSI business, which is now consolidated within our Artificial Lift Systems Division, and $10.0 million in accounts receivable.

     Concurrent with the transaction, we paid GE Capital $206.5 million for its 36% ownership in the joint venture in which our Compression Services Division operated.

     In connection with this transaction, we recorded impairment charges in the fourth quarter of 2000 of $56.3 million, $43.0 million after taxes, and provided for deferred taxes of $76.5 million due to the exchange of a consolidated subsidiary for an equity method investment. The impairment charge reflects the difference between the estimated fair value of net assets held for sale, which was determined using quoted market prices and estimated selling prices less estimated costs to sell, and the net book value of our Compression Services Division assets.

     In connection with the merger with Universal, we entered into a Registration Rights Agreement, pursuant to which we were granted certain demand and piggyback registration rights for our shares of Universal common stock. Pursuant to the terms of the merger agreement, we also appointed three members to Universal's Board of Directors, including our Chairman, President and Chief Executive Officer. As long as we own at least 20% of Universal's outstanding common stock, we have the right to designate three board members. If our ownership interest falls below 20%, we may designate only two directors to serve on Universal's Board of Directors. As of December 31, 2001, we appointed three of Universal's eleven board members, including our Chairman, President and Chief Executive Officer.

     During 2001, prior to the effective date of the merger, our Compression Services Division contributed $26.9 million of revenues, $3.6 million of EBITDA and an operating loss of $0.6 million. Subsequent to the merger, we began recording equity in earnings of unconsolidated affiliates based on our portion of Universal's net income. The difference between the cost basis of our investment and the fair value in the net assets of Universal at the time of the merger was $152.5 million and was being amortized straight-line over 40 years through equity in earnings of unconsolidated affiliates.

     Results for our Compression Services Division for 2000 and 1999 were as follows:

     - Revenues for 2000 were $234.8 million and $225.9 million for 1999, reflecting $8.0 million in incremental revenues from our rental contracts with YPF.

     - Excluding charges, this division contributed $44.5 million in EBITDA and $6.7 million in operating income during 2000. During 1999, EBITDA was $54.7 million and operating income was $21.6 million. The decline was primarily attributable to:

        - Lower margins on rental contracts due to pricing pressures primarily in the U.S.

        - Higher lease expenses due to an increased number of compressors having been sold and subject to sale and leaseback arrangements.

        - Increased revenues from lower margin parts and service sales as a percentage of total sales.

        - Higher selling, general and administrative costs related to the reorganization of this division.

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco Drilling Products Division, which was spun-off to our stockholders in April 2000. We had a loss from discontinued operations, net of taxes, for the period ended April 14, 2000 of $3.5 million. Included in this loss was $1.0 million of transaction costs, net of taxes. We had a loss from discontinued operations, net of taxes, for the year ended December 31, 1999 of $37.1 million. Included in the 1999 loss was $3.6 million, net of taxes, of transaction costs. Additionally, the loss included a charge of $6.1 million, net of taxes, directly related to the termination of Grant Prideco's manufacturing arrangement in India.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are cash, cash generated from operations and borrowings under bank lines of credit. We are continually reviewing acquisitions in our markets. Depending on the size and timing of an acquisition, we could require additional capital in the form of either debt, equity or both.

  Historical Cash Flows

     Our historical cash flows for the two years ended December 31, 2001 were as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN MILLIONS)
Net Cash Provided by Continuing Operations..................  $ 249.0    $ 144.2
Acquisition of Businesses, Net of Cash Acquired.............   (423.2)    (151.0)
Capital Expenditures........................................   (339.4)    (266.6)
Buyout of Minority Interest.................................   (206.5)        --
Borrowings, Net of Repayments...............................    611.7      188.4
Other Investing Activities..................................     29.7      107.6
Other Financing Activities and Effect of Exchange Rates.....     13.7        3.6
                                                              -------    -------
                                                                (65.0)      26.2
                                                              -------    -------
Cash Used by Discontinued Operations........................       --      (11.7)
Proceeds, Net from Discontinued Operations..................       --       94.9
                                                              -------    -------
  Net Increase (Decrease) in Cash...........................  $ (65.0)   $ 109.4
                                                              =======    =======

  Sources of Liquidity

     Our operating cash flow is directly related to our business and the segments in which we operate. Should market conditions deteriorate, or should we experience unforeseen declines in results of operations, cash flows may be reduced.

     We anticipate that we will rely primarily upon existing cash balances and cash flows from operating activities to maintain liquidity and fulfill obligations over the next 12 months. We may also use credit facilities to maintain liquidity for short-term needs. The following table summarizes our credit facilities as of December 31, 2001.

                                     FACILITY   EXPIRATION    DRAWN AS OF    LETTERS OF CREDIT
SHORT-TERM FINANCING FACILITIES       AMOUNT       DATE        12/31/01       AS OF 12/31/01     AVAILABILITY
-------------------------------      --------   ----------   -------------   -----------------   ------------
                                                             (IN MILLIONS)
2001 Revolving Credit
  Facility(1)......................   $250.0    April 2004      $ 90.9             $  --            $159.1
1998 Revolving Credit
  Facility(1)......................    250.0      May 2003        50.0              41.4             158.6
Asset Securitization Facility(2)...    150.0     July 2002       140.8                --               9.2

(1) Revolving Credit Facilities

     In April 2001, we entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. Interest accrues at a variable rate based on the borrower's applicable Eurocurrency rate.

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $200.0 million in our U.S. credit facility and up to $50.0 million in our Canadian credit facility. Borrowings under this facility bear interest at a variable rate based on the U.S. prime rate or LIBOR.

     Our credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on occurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facilities. The committed revolving credit facilities do not contain any provision which makes their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.

(2) Asset Securitization

     In July 2001, we entered into an agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of our current domestic accounts receivables. Pursuant to this agreement, we periodically sell certain trade accounts receivables to a wholly-owned bankruptcy-remote subsidiary. The subsidiary was formed to purchase accounts receivables and, in turn, sell participating interests in such accounts receivables to a financial institution. The sale of participating interests is limited to a percentage of receivables sold to the subsidiary. In accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the related receivables are removed from the Consolidated Balance Sheets and the subsidiary records a retained interest for the amount of receivables sold in excess of cash received. Our retained interest in the receivables pool is valued based on the recoverable value which approximates book value. We have retained servicing responsibilities and a subordinated interest in the receivables sold. There is no recourse against us for failure of debtors to pay when due on account of debtor's bankruptcy or inability to pay, and our retained interest in the receivables pool is subordinate to the investors' interests. We are permitted to securitize up to $150.0 million under this agreement. If our credit rating falls below BBB- from Standard & Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase our accounts receivables. We currently pay a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees.

  CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual cash obligations and the effect such obligations are expected to have on our liquidity and cash flows in the future.

                                                             PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------------------
                                                   LESS THAN
CONTRACTUAL CASH OBLIGATIONS             TOTAL      1 YEAR      1-3 YEARS    4-5 YEARS    AFTER 5 YEARS
----------------------------             ------    ---------    ---------    ---------    -------------
                                                                 (IN MILLIONS)
Short-term Debt(1).....................  $163.5     $163.5        $  --       $   --         $   --
Noncancellable Operating Leases........   141.4       25.3         33.1         23.0           60.0
Senior Notes(2)........................   550.0         --           --        200.0          350.0
Other Long-term Debt(3)................    51.5       26.8         18.8          2.1            3.8

(1) Short-term Debt

     At December 31, 2001, we had $140.9 million in borrowings under revolving credit facilities and $22.5 million in unsecured short-term borrowings outstanding under the uncommitted facilities.

(2) Senior Notes and Derivative Instruments

     On November 16, 2001, we issued $350.0 million Senior Notes due November 15, 2011. Interest on the 6 5/8% Senior Notes is payable semi-annually on May 15 and November 15, commencing on May 15, 2002.

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15. As of December 31, 2001, we had in effect a fixed to variable interest rate swap to hedge $100.0 million of the exposure on our 7 1/4% Senior Notes. Subsequent to December 31, 2001, we hedged the remaining $100.0 million. The objective of these transactions was to protect the debt against changes in fair value and to take advantage of the interest rates available in the current economic environment. Under the agreement, on May 15 and November 15 of each year until maturity we will receive interest at the fixed rate of 7 1/4% and will pay a floating rate based on 6-month LIBOR. The interest rate differential to be received or paid on the swap is recognized over the life of the swap as an adjustment to interest expense. As of December 31, 2001, the fair market value of the swap agreement in effect was a $3.1 million liability.

(3) Other Long-term Debt

     As of December 31, 2001, we had various other debt outstanding of $51.5 million, primarily related to Industrial Revenue Bonds, foreign bank and other debt and capital leases.

  Capital Expenditures and Other Commitments

     Our capital expenditures for property, plant and equipment for 2001 were $339.4 million and primarily related to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures in 2002 are expected to be approximately $250.0 million.

     We also execute letters of credit in the normal course of business. We had letters of credit outstanding of $86.7 million at December 31, 2001, including our letters of credit on our revolver of $41.4 million. Of our letters of credit, $40.4 million expire in 2002, $38.7 million in 2003, $4.4 million in 2004, $0.1 million in 2005 and $3.1 million thereafter.

     In addition to the aforementioned cash obligations, we have contractual obligations related to our debentures, which may be settled in cash, equity or a combination thereof as follows:

  Zero Coupon Convertible Senior Debentures

     On June 30, 2000, we completed the private placement of $910.0 million face amount of our Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of December 31, 2001, the accreted amount was $524.6 million.

     Holders may convert the Zero Coupon Convertible Senior Debentures into shares of our common stock at any time before maturity at a conversion rate of
9.9970 shares per $1,000 principal amount at maturity or an initial conversion price of $55.1425 per share of common stock. The effective conversion price will increase as the accreted value of the Zero Coupon Convertible Senior Debentures increases. We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted amount at the time of redemption as provided for in the indenture agreement. The holders also may require us to repurchase the Zero Coupon Convertible Senior Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. The accreted value will be $582.2 million, $675.6 million and $784.1 million as of June 30, 2005, 2010 and 2015, respectively. We may, at our election, repurchase the debentures in cash, common stock or a combination thereof. The Zero Coupon Convertible Senior Debentures are unsecured, ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness.

  Convertible Preferred Debentures

     In November 1997, we sold $402.5 million principal amount of our 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. The Convertible Preferred Debentures bear interest at an annual rate of 5%, paid quarterly starting February 1, 1997, and are convertible into common stock. The conversion rate, as adjusted for our spin-off of Grant Prideco, is $53.34 per share.

     We have the right to redeem the Convertible Preferred Debentures at redemption prices provided for in the indenture. The Convertible Preferred Debentures are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and all future senior indebtedness. We also have the right, but have not exercised such right, to defer payments of interest on the Convertible Preferred Debentures by extending the quarterly interest payment period for up to 20 consecutive quarters at any time when we are not in default in the payment of interest.

RELATED PARTY AGREEMENTS

     Our Chairman, President and Chief Executive Officer is also the Chairman of the Board of Directors of Grant Prideco. In addition, four other members serve on both our and Grant Prideco's Boards of Directors. In connection with the spin-off of Grant Prideco, we entered into a preferred customer agreement pursuant to which we agreed, for a three-year period, to purchase at least 70% of our requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. We are entitled to apply against our purchase a drill stem credit of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. As of December 31, 2001, we had $19.4 million remaining of the drill stem credit.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale, and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that the statement will have a material impact on our financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets. This statement establishes new accounting standards for goodwill, recognition of intangibles and certain intangibles determined to have an indefinite life. It continues to require the recognition of goodwill and certain intangibles determined to have an indefinite life as assets but does not permit their amortization as previously required. The statement also establishes a new method of testing goodwill and intangibles determined to have an indefinite life for impairment. It requires them to be tested for impairment at least annually at a reporting unit level and written down against results of operations in the periods in which the recorded value is greater than the market value. This statement is effective for fiscal years beginning after December 15, 2001, except for goodwill and certain intangibles determined to have an indefinite life acquired after June 30, 2001, which will be subject to the non-amortization provisions of this statement immediately. We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Application of the goodwill non-amortization provision of this statement is expected to result in an increase in net income per diluted share of approximately $0.28, on an annual basis. We have not yet determined whether the potential non-amortization of identifiable intangible assets will have a material impact on our financial position and results of operations. During 2002, we will perform the first of the required impairment tests. We have not yet determined what the impact of these tests will be on our financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations. This statement establishes accounting and reporting standards requiring that all business combinations be accounted for using the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and had no effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are currently exposed to market risk from changes in foreign currency and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

FOREIGN CURRENCY EXCHANGE RATES

     Because we operate in virtually every oil and gas exploration and production region in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. Although most of our international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the years ended 2001, 2000 and 1999 did not have a material effect on reported amounts of revenues or net income.

     Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the stockholders' equity section of our balance sheet. Approximately 27% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $54.2 million adjustment to our equity account for the year ended December 31, 2001 to reflect the net impact of the decline in various foreign currencies against the U.S. dollar.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Our long-term borrowings subject to interest rate risk primarily consist of the $350.0 million principal of the 6 5/8% Senior Notes due 2011, $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the $910.0 million Zero Coupon Senior Convertible Debentures due 2020. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of December 31, 2001, the fair value of the 6 5/8% Senior Notes was $332.5 million. The fair value of the 7 1/4% Senior Notes was $209.5 million and $203.0 million as of December 31, 2001 and 2000, respectively. The fair value of both Senior Notes is principally dependent on changes in prevailing interest rates. As of December 31, 2001 and 2000, the fair market value of the Convertible Preferred Debentures was $347.1 million and $409.5 million, respectively and the fair market value of the Zero Coupon Convertible Debentures was $534.5 million and $554.0 million, respectively. The fair value of the Convertible Preferred Debentures and the Zero Coupon Debentures are principally dependent on both prevailing interest rates and our current stock price as it relates to the conversion price of $53.34 per share and $55.1425 per share of our common stock, respectively.

     As of December 31, 2001, we had an interest rate swap which converts fixed rate debt to variable rate debt. Our interest rate swap hedges $100.0 million of the 7 1/4% fixed rate senior notes and is a liability with a fair value of $3.1 million at December 31, 2001. Under this interest rate swap agreement, the counter party pays a fixed rate of 7 1/4% interest and we pay a variable interest rate based on published 6-month LIBOR. The payments under the agreement are settled on May 15 and November 15 of each year until May 2006 and coincide with the interest payment dates on the hedged debt instrument. Subsequent to December 31, 2001, we entered into an additional interest rate swap to hedge the remaining $100.0 million of the 7 1/4% fixed rate senior notes.

     We have various other long-term debt instruments but believe that the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $163.5 million at December 31, 2001 and $24.1 million at December 31, 2000 approximate fair market value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   37
Report of Independent Public Accountants....................   38
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   39
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2001...............   40
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2001.....   41
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001...............   42
Notes to Consolidated Financial Statements..................   43

Financial Statement Schedule II:
  Valuation and Qualifying Accounts and Allowances..........   75

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors Weatherford International, Inc.

     We have audited the accompanying consolidated balance sheet of Weatherford International, Inc., and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International, Inc. and Subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Houston, Texas
January 30, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Weatherford International, Inc.:

     We have audited the accompanying consolidated balance sheet of Weatherford International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
March 16, 2001

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARES AND PAR VALUES)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                       ASSETS

Current Assets:
  Cash and Cash Equivalents.................................  $   88,832   $  153,808
  Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $18,021 in 2001 and $23,281 in 2000........     462,145      498,663
  Inventories...............................................     504,986      443,588
  Current Deferred Tax Assets...............................      69,985       72,054
  Other Current Assets......................................     105,385       73,474
                                                              ----------   ----------
                                                               1,231,333    1,241,587
                                                              ----------   ----------
Property, Plant and Equipment, at Cost:
  Land, Buildings and Other Property........................     226,288      193,290
  Rental and Service Equipment..............................   1,274,017    1,255,907
  Machinery and Other.......................................     484,257      405,765
                                                              ----------   ----------
                                                               1,984,562    1,854,962
  Less: Accumulated Depreciation............................     944,946      881,937
                                                              ----------   ----------
                                                               1,039,616      973,025
                                                              ----------   ----------
Goodwill, Net...............................................   1,383,272    1,051,562
Equity Investments in Unconsolidated Affiliates.............     483,038        9,229
Other Assets................................................     159,103      186,176
                                                              ----------   ----------
                                                              $4,296,362   $3,461,579
                                                              ==========   ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term Borrowings and Current Portion of Long-term
     Debt...................................................  $  190,229   $   31,134
  Accounts Payable..........................................     219,630      196,200
  Accrued Salaries and Benefits.............................     105,398       75,320
  Other Accrued Liabilities.................................     244,340      160,062
                                                              ----------   ----------
                                                                 759,597      462,716
                                                              ----------   ----------
Long-term Debt..............................................     572,733      221,004
Zero Coupon Convertible Senior Debentures...................     524,561      509,172
Minority Interest...........................................       4,247      198,523
Deferred Tax Liabilities....................................      94,967      164,451
Other Liabilities...........................................      99,517      164,755
5% Convertible Subordinated Preferred Equivalent
  Debentures................................................     402,500      402,500
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock, $1 Par Value, Authorized 3,000,000
     Shares, Issued Zero and One Share, Respectively........          --           --
  Common Stock, $1 Par Value, Authorized 250,000,000 Shares,
     Issued 129,852,399 and 121,955,723 Shares,
     Respectively...........................................     129,852      121,956
  Capital in Excess of Par Value............................   1,912,528    1,594,060
  Treasury Stock, Net.......................................    (294,986)    (304,315)
  Retained Earnings.........................................     268,050       53,399
  Accumulated Other Comprehensive Loss......................    (177,204)    (126,642)
                                                              ----------   ----------
                                                               1,838,240    1,338,458
                                                              ----------   ----------
                                                              $4,296,362   $3,461,579
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Revenues:
  Products...............................................  $1,013,821   $  797,146   $  562,922
  Services and Rentals...................................   1,314,894    1,017,115      677,278
                                                           ----------   ----------   ----------
                                                            2,328,715    1,814,261    1,240,200
Costs and Expenses:
  Cost of Products.......................................     660,494      538,894      399,167
  Cost of Services and Rentals...........................     868,218      722,053      489,528
  Selling, General and Administrative Attributable to
     Segments............................................     372,388      343,094      261,358
  Corporate General and Administrative...................      39,669       36,976       25,947
  Equity in Earnings of Unconsolidated Affiliates........     (21,528)      (3,402)      (2,618)
  Impairment Charges for Assets Disposed of..............          --       56,318           --
                                                           ----------   ----------   ----------
                                                            1,919,241    1,693,933    1,173,382
                                                           ----------   ----------   ----------
Operating Income.........................................     409,474      120,328       66,818
Other Income (Expense):
  Interest Income........................................       2,617       11,265        3,179
  Interest Expense.......................................     (74,006)     (59,262)     (44,904)
  Other, Net.............................................         502       (1,056)       3,291
                                                           ----------   ----------   ----------
Income Before Income Taxes and Minority Interest.........     338,587       71,275       28,384
Provision for Income Taxes...............................     123,048       32,933        8,477
Provision for Income Taxes Related to Deconsolidation of
  Business...............................................          --       76,517           --
                                                           ----------   ----------   ----------
Income (Loss) Before Minority Interest...................     215,539      (38,175)      19,907
Minority Interest, Net of Taxes..........................        (888)        (717)      (3,701)
                                                           ----------   ----------   ----------
Income (Loss) from Continuing Operations.................     214,651      (38,892)      16,206
Loss from Discontinued Operations, Net of Taxes..........          --       (3,458)     (37,081)
                                                           ----------   ----------   ----------
Net Income (Loss)........................................  $  214,651   $  (42,350)  $  (20,875)
                                                           ==========   ==========   ==========
Basic Earnings (Loss) Per Share:
  Income (Loss) from Continuing Operations...............  $     1.88   $    (0.36)  $     0.16
  Loss from Discontinued Operations......................          --        (0.03)       (0.37)
                                                           ----------   ----------   ----------
  Net Income (Loss) Per Share............................  $     1.88   $    (0.39)  $    (0.21)
                                                           ==========   ==========   ==========
  Basic Weighted Average Shares Outstanding..............     114,018      109,457      101,245
                                                           ==========   ==========   ==========
Diluted Earnings (Loss) Per Share:
  Income (Loss) from Continuing Operations...............  $     1.76   $    (0.36)  $     0.16
  Loss from Discontinued Operations......................          --        (0.03)       (0.36)
                                                           ----------   ----------   ----------
  Net Income (Loss) Per Share............................  $     1.76   $    (0.39)  $    (0.20)
                                                           ==========   ==========   ==========
  Diluted Weighted Average Shares Outstanding............     133,255      109,457      102,889
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                 CUMULATIVE
                                                                   FOREIGN       TREASURY STOCK
                              COMMON    CAPITAL IN                CURRENCY     -------------------                      TOTAL
                              STOCK     EXCESS OF    RETAINED    TRANSLATION               SHARE       DEFERRED     STOCKHOLDERS'
                              $1 PAR    PAR VALUE    EARNINGS    ADJUSTMENT    SHARES      VALUE     COMPENSATION      EQUITY
                             --------   ----------   ---------   -----------   -------   ---------   ------------   -------------
Balance at December 31,
  1998.....................  $103,513   $1,052,899   $ 607,185    $ (76,389)    (6,109)  $(193,328)    $ 6,210       $1,500,090
Total Comprehensive Loss...        --           --     (20,875)     (13,408)        --          --          --          (34,283)
Shares Issued in
  Acquisitions.............    11,986      397,083          --           --     (1,226)    (33,694)         --          375,375
Replacement Shares (Shares
  Acquired) from Christiana
  Merger...................     4,400       69,571          --           --     (4,400)    (73,971)         --               --
Shares Issued Under
  Employee Benefit Plans...        15          390          --           --         --          --          --              405
Stock Options Exercised....       286        3,630          --           --       (114)     (4,744)         --             (828)
Tax Benefit of Options
  Exercised................        --        3,075          --           --         --          --          --            3,075
Purchase of Treasury Stock
  for Executive Deferred
  Compensation Plan, Net of
  Distributions and
  Forfeitures..............        --           --          --           --       (109)     (4,226)      4,076             (150)
                             --------   ----------   ---------    ---------    -------   ---------     -------       ----------
Balance at December 31,
  1999.....................   120,200    1,526,648     586,310      (89,797)   (11,958)   (309,963)     10,286        1,843,684
Total Comprehensive Loss...        --           --     (42,350)     (51,310)        --          --          --          (93,660)
Shares Issued in
  Acquisitions.............     1,386       57,865          --           --         --          --          --           59,251
Shares Issued Under
  Employee Benefit Plans...        18          685          --           --         --          --          --              703
Stock Options Exercised....       352        6,671          --           --        (13)       (525)         --            6,498
Tax Benefit of Options
  Exercised................        --        2,191          --           --         --          --          --            2,191
Purchase of Treasury Stock
  for Executive Deferred
  Compensation Plan, Net of
  Distributions and
  Forfeitures..............        --           --          --           --        (25)     (2,121)      1,799             (322)
Distribution of Grant
  Prideco, Inc.............        --           --    (490,561)      14,465         --          --      (3,791)        (479,887)
                             --------   ----------   ---------    ---------    -------   ---------     -------       ----------
Balance at December 31,
  2000.....................   121,956    1,594,060      53,399     (126,642)   (11,996)   (312,609)      8,294        1,338,458
Total Comprehensive Income
  (Loss)...................        --           --     214,651      (54,187)        --          --          --          160,464
Shares Issued in
  Acquisitions.............     7,244      306,239          --           --         --          --          --          313,483
Shares Issued Under
  Employee Benefit Plans...        14          631          --           --         --          --          --              645
Stock Options Exercised....       638        1,563          --           --        448      10,263          --           12,464
Tax Benefit of Options
  Exercised................        --       10,035          --           --         --          --          --           10,035
Purchase of Treasury Stock
  for Executive Deferred
  Compensation Plan, Net of
  Distributions and
  Forfeitures..............        --           --          --           --         21      (2,000)      1,066             (934)
Deconsolidation of
  Compression Services
  Division.................        --           --          --        3,625         --          --          --            3,625
                             --------   ----------   ---------    ---------    -------   ---------     -------       ----------
Balance at December 31,
  2001.....................  $129,852   $1,912,528   $ 268,050    $(177,204)   (11,527)  $(304,346)    $ 9,360       $1,838,240
                             ========   ==========   =========    =========    =======   =========     =======       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash Flows From Operating Activities:
  Net Income (Loss).........................................  $ 214,651   $ (42,350)  $ (20,875)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization...........................    208,129     199,109     166,658
    Gain on Sale of Assets, Net.............................    (11,037)    (12,860)    (12,628)
    Minority Interest, Net of Taxes.........................        888         717       3,701
    Equity in Earnings of Unconsolidated Affiliates.........    (21,528)     (3,402)     (2,618)
    Deferred Income Tax Provision (Benefit) from Continuing
      Operations............................................     50,374      74,965     (15,716)
    Provision for Uncollectible Accounts Receivable.........      4,543       5,158       5,083
    Amortization of Original Issue Discount.................     15,390       7,525          --
    Non-Cash Portion of Impairment Charges for Assets
      Disposed of...........................................         --      51,664          --
    Net Loss from Discontinued Operations...................         --       3,458      37,081
    Change in Assets and Liabilities, Net of Effects of
      Businesses Acquired:
      Accounts Receivable...................................    (71,826)   (135,682)    (39,632)
      Inventories...........................................    (98,383)    (74,628)    (23,495)
      Other Current Assets..................................     (1,490)    (14,197)     (1,155)
      Accounts Payable......................................      3,321      65,158       3,921
      Accrued Current Liabilities...........................    (12,181)     13,233     (65,970)
      Other Assets..........................................    (33,024)     17,425     (14,235)
      Other, Net............................................      1,141     (11,120)      3,140
                                                              ---------   ---------   ---------
         Net Cash Provided by Continuing Operations.........    248,968     144,173      23,260
         Net Cash Provided (Used) by Discontinued
           Operations.......................................         --     (11,670)     39,784
                                                              ---------   ---------   ---------
         Net Cash Provided by Operating Activities..........    248,968     132,503      63,044
                                                              ---------   ---------   ---------
Cash Flows From Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired...........   (423,161)   (151,024)    (68,854)
  Capital Expenditures for Property, Plant and Equipment....   (339,425)   (266,560)   (174,300)
  Buyout of Minority Interest...............................   (206,500)         --          --
  Proceeds from Sale of Businesses..........................         --      14,084      14,620
  Proceeds from Sale of Property, Plant and Equipment.......     29,732      33,413      32,484
  Proceeds from Sale and Leaseback of Equipment.............         --      60,069     139,815
  Proceeds from Grant Prideco, Inc. Note Receivable.........         --     100,000          --
  Acquisitions and Capital Expenditures of Discontinued
    Operations..............................................         --      (5,056)    (34,118)
                                                              ---------   ---------   ---------
         Net Cash Used by Investing Activities..............   (939,354)   (215,074)    (90,353)
                                                              ---------   ---------   ---------
Cash Flows From Financing Activities:
  Proceeds from Asset Securitization, Net...................    140,795          --          --
  Borrowings (Repayments) under Short-term Borrowings,
    Net.....................................................    136,364    (288,618)    166,174
  Borrowings of Long-term Debt..............................    347,074      11,545      11,650
  Repayments on Long-term Debt..............................    (12,547)    (26,342)    (14,522)
  Issuance of Zero Coupon Convertible Senior Debentures,
    Net.....................................................         --     491,868          --
  Repayments on Debt of Discontinued Operations.............         --          --     (57,104)
  Payment to Minority Interest Holder.......................         --          --     (65,350)
  Purchases of Treasury Stock, Net..........................     (2,000)     (2,121)     (4,226)
  Proceeds from Stock Option Exercises......................     13,227       6,663       1,329
  Other Financing Activities, Net...........................         --         186         454
                                                              ---------   ---------   ---------
         Net Cash Provided by Financing Activities..........    622,913     193,181      38,405
                                                              ---------   ---------   ---------
Effect of Exchange Rate Changes on Cash.....................      2,497      (1,163)       (866)
Net Increase (Decrease) in Cash and Cash Equivalents........    (64,976)    109,447      10,230
Cash and Cash Equivalents at Beginning of Year..............    153,808      44,361      34,131
                                                              ---------   ---------   ---------
Cash and Cash Equivalents at End of Year....................  $  88,832   $ 153,808   $  44,361
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

     Certain reclassifications of prior years' balances have been made to conform such amounts to corresponding current year classifications.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories

     Inventories are valued using the first-in, first-out ("FIFO") method and are stated at the lower of cost or market.

  Property, Plant and Equipment

     Property, plant and equipment, both owned and under capital lease, is carried at cost. Maintenance and repairs are expensed as incurred. The cost of renewals, replacements and betterments is capitalized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives for the respective categories. The estimated useful lives of the major classes of property, plant and equipment are as follows:

                                                               ESTIMATED
                                                              USEFUL LIVES
                                                              ------------
Buildings and other property................................   5-45 years
Rental and service equipment................................   3-15 years
Machinery and other.........................................   3-20 years

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

  Intangible Assets and Amortization

     The Company's intangible assets are goodwill, patents, technology licenses, trademarks and other identifiable intangible assets. Goodwill from acquisitions initiated prior to June 30, 2001 was amortized on a straight-line basis over the lesser of the estimated useful life or 40 years through December 31, 2001. Goodwill from acquisitions initiated after June 30, 2001, is not amortized. Other identifiable intangible assets, included as a component of Other Assets on the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years.

     Amortization expense for goodwill and other intangible assets was approximately $47.6 million, $45.3 million and $28.0 million for 2001, 2000 and 1999, respectively. Accumulated amortization at December 31, 2001 and 2000 was $120.6 million and $113.7 million, respectively.

  Long-lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, long-lived assets, including goodwill, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. In the fourth quarter of 2000, the Company announced the merger of essentially all of its Compression Services Division and determined that there was an impairment of its assets held for sale (See Note
2). During the years ended December 31, 2001 and 1999, there was no impairment of long-lived assets.

  Environmental Expenditures

     Environmental expenditures that relate to the remediation of an existing condition caused by past operations and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and the Company's prior experience in remediation of contaminated sites. Accrued undiscounted environmental liabilities were $5.0 million and $2.5 million at December 31, 2001 and 2000, respectively.

  Foreign Currency Translation

     The functional currency for most of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Loss, a component of stockholders' equity. Currency transaction gains and losses are reflected in the Company's results of operations during the period incurred.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

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

  Revenue Recognition

     Revenue for product sales is recognized when all of the following criteria have been met: a) evidence of an agreement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured. Products are deemed to be accepted by the customer upon receipt of written acceptance. Revenue from rental and service agreements is recognized as earned, over the rental period and when services have been rendered, and the associated costs and expenses are recognized as incurred.

     In accordance with Emerging Issues Task Force 00-10, Accounting for Shipping and Handling Fees and Costs, the Company recognizes the revenue associated with rebillable shipping and handling costs as revenues and all costs for shipping and handling costs as Cost of Products and Cost of Services and Rentals in the accompanying Consolidated Statements of Operations.

  Research, Development and Engineering

     The Company expenses research, development and engineering costs as incurred. These expenses were $46.5 million, $28.6 million and $17.7 million in 2001, 2000 and 1999, respectively.

  Minority Interests

     The Company records minority interest, which reflects the minority interest partners' portion of the earnings of majority-owned operations. In 2001, 2000 and 1999, the minority interest primarily represents GE Capital Corporation's ("GE Capital") minority interest in the results of operations of Weatherford Global Compression Services ("Compression Services Division") (See Note 4).

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     Diluted earnings per share for 2001 reflects the assumed conversion of the Company's Zero Coupon Convertible Senior Debentures (the "Zero Coupon Debentures") and the Company's 5% Convertible Subordinated Preferred Equivalent Debentures (the "Convertible Preferred Debentures"), during the quarterly periods in which the conversion would have been dilutive. Net income for the dilutive earnings per share calculation for 2001 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Zero Coupon Debentures totaling $10.6 million, and interest, net of taxes, on the Convertible Preferred Debentures totaling $9.8 million. The effect of the Zero Coupon Debentures and Convertible Preferred Debentures on the 2000 and 1999 diluted earnings per share was antidilutive and, thus, had no impact.

     The following reconciles basic and diluted weighted average number of shares outstanding:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Basic weighted average number of shares outstanding.....  114,018   109,457   101,245
Dilutive effect of stock option and restricted stock
  plans and convertible debentures......................   19,237        --     1,644
                                                          -------   -------   -------
Diluted weighted average number of shares outstanding...  133,255   109,457   102,889
                                                          =======   =======   =======

  New Reporting Requirements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provision of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale, and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the statement will have a material impact on its financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets. This statement establishes new accounting standards for goodwill, recognition of intangibles and certain intangibles determined to have an indefinite life. It continues to require the recognition of goodwill and certain intangibles determined to have an indefinite life as assets but does not permit their amortization as previously required. The statement also establishes a new method of testing goodwill and intangibles determined to have an indefinite life for impairment. It requires them to be tested for impairment at least annually at a reporting unit level and written down against results of operations in the periods in which the recorded value is greater than the market value. This statement is effective for fiscal years beginning after December 15, 2001, except for goodwill and certain intangibles determined to have an indefinite life acquired after June 30, 2001, which will be subject to the non-amortization provisions of this statement immediately. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Application of the goodwill non-amortization provision of this statement is expected to result in an increase in net income per diluted share of approximately $0.28, on an annual basis. The Company has not yet determined whether the potential non-amortization of identifiable intangible assets will have a material impact on its financial position and results of operations. During 2002, the Company will perform the first of the required impairment tests. The Company has not yet determined what the impact of these tests will be on its financial position and results of operations.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     In July 2001, the FASB issued SFAS No. 141, Business Combinations. This statement establishes accounting and reporting standards requiring that all business combinations be accounted for using the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and has no current impact on the Company's financial statements.

2. UNIVERSAL COMPRESSION

  Merger Transaction

     On February 9, 2001, the Company completed the merger of essentially all of its Compression Services Division with and into a subsidiary of Universal Compression Holdings, Inc. ("Universal") in exchange for 13.75 million shares of Universal common stock. The Company retained part of the Compression Services Division, including Singapore-based Gas Services International operations, which is now consolidated within the Company's Artificial Lift Systems Division. The Universal common stock received represented approximately 48% of Universal's total common stock outstanding as of the date of the merger. Subsequent to the merger, Universal issued additional shares of common stock, and the Company's ownership declined to 45% by December 31, 2001.

     In connection with this transaction, the Company recorded impairment charges in the fourth quarter of 2000 of $56.3 million, $43.0 million after taxes, and provided for deferred taxes of $76.5 million due to the exchange of a consolidated subsidiary for an equity method investment. The impairment charge reflects the difference between estimated fair value of net assets held for sale, which were determined using quoted market prices and estimated selling prices less estimated costs to sell, and the net book value of the Compression Services Division assets. Prior to the merger, the Company operated this division in a joint venture with GE Capital. The Company paid GE Capital $206.5 million for its 36% ownership in the joint venture concurrent with the merger.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     As of December 31, 2000, the net assets of the Compression Services Division, excluding the assets which the Company retained, are as follows (in thousands):

Assets:
  Cash and Cash Equivalents.................................  $  3,118
  Accounts Receivable, Net..................................    62,650
  Inventories...............................................    77,059
  Other Current Assets......................................    10,113
                                                              --------
          Total Current Assets..............................   152,940
  Property, Plant and Equipment, Net........................   281,622
  Goodwill, Net.............................................   166,720
  Other Assets..............................................    12,849
                                                              --------
          Total Assets......................................   614,131
                                                              --------
Liabilities:
  Short-term Borrowings and Current Portion of Long-term
     Debt...................................................    13,136
  Accounts Payable..........................................    26,125
  Other Current Liabilities.................................    21,048
                                                              --------
          Total Current Liabilities.........................    60,309
  Long-term Debt............................................     1,727
  Minority Interest.........................................   197,513
  Deferred Tax Liabilities..................................    26,917
  Other Liabilities.........................................    95,538
                                                              --------
          Total Liabilities.................................   382,004
                                                              --------
  Net Assets................................................  $232,127
                                                              ========

     In connection with the merger with Universal, the Company and Universal entered into a Voting Agreement pursuant to which the Company agreed to certain voting limitations with respect to shares of our Universal common stock. The Voting Agreement expired in December 2001. The Company may now vote its shares at its sole discretion. The Company and Universal also entered into a Registration Rights Agreement, pursuant to which the Company was granted certain demand and piggyback registration rights for its shares of Universal common stock. Additionally, the Company entered into a Transitional Services Agreement with Universal to provide certain corporate and administrative services for a fee and reimbursement of costs and expenses for up to 120 days following the merger. Pursuant to the terms of the merger agreement, the Company also appointed three members to Universal's Board of Directors, including the Company's Chairman, President and Chief Executive Officer. As long as the Company owns at least 20% of Universal's outstanding common stock, the Company has the right to designate three board members. If ownership interest falls below 20%, it may designate only two directors, and if its ownership falls below 10% the Company will no longer be entitled to designate directors to serve on Universal's Board of Directors. As of December 31, 2001, the Company had appointed three of Universal's eleven board members, including the Company's Chairman, President and Chief Executive Officer. Upon the closing of the merger, Universal repaid and terminated the Company's sale and leaseback arrangements and the Compression Services Division's credit facility.

  Equity Investment in Universal

     In connection with the merger, the Company de-consolidated the businesses that merged with Universal and recorded its investment in Universal as Equity Investments in Unconsolidated Affiliates on the accompanying Consolidated Balance Sheets. Accordingly, the Company began recording its equity interest in

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

Universal's results of operations, based on estimates provided by Universal, as Equity in Earnings of Unconsolidated Affiliates on the accompanying Consolidated Statements of Operations. During 2001, the Company did not receive distributions from Universal related to the Equity in Earnings of Unconsolidated Affiliates. The difference between the cost basis of the Company's investment in Universal and the Company's proportionate interest in the fair value of the net assets of Universal as of the merger date was $152.5 million and was amortized straight-line over 40 years through Equity in Earnings of Unconsolidated Affiliates during 2001. As of December 31, 2001, the Company's carrying value of its investment in Universal was $475.5 million and the fair value of the Company's ownership interest in Universal was $405.5 million.

     The Company reviews its investment in Universal for impairment in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. APB No. 18 requires recognition of a loss when the decline in an investment is other than temporary. The Company believes that the decline in value of Universal's stock price is temporary. In determining whether the decline is other than temporary, the Company considers the cyclicality of the industry in which Universal operates, their historical performance, their performance in relation to their peers and the current economic environment.

     Summarized financial information for Universal as of and for the twelve months ended December 31, 2001 is presented below (in thousands):

Current assets..............................................  $  283,047
Noncurrent assets...........................................   1,088,276
Current liabilities.........................................     177,863
Noncurrent liabilities......................................     447,748
Revenues....................................................     591,182
Gross profit(a).............................................     242,476
Income before extraordinary items...........................      41,982
Net income..................................................      38,743

---------------
(a) Gross profit is defined by Universal as total revenues less rental expense, cost of sales (excluding depreciation and amortization), gain on asset sales and interest income.

3. DISCONTINUED OPERATIONS

     In October 1999, the Board of Directors of the Company approved a plan to spin-off Grant Prideco through a distribution by the Company to its stockholders of one share of stock of Grant Prideco for each share of Common Stock held by the Company's stockholders. The distribution was completed as of the close of business on April 14, 2000 (the "Spin-off Date"). The Company's Chairman, President and Chief Executive Officer is also the Chairman of the Board of Directors of Grant Prideco. In addition, four other members serve on the Boards of Directors of both the Company and Grant Prideco.

     The distribution of the net assets of discontinued operations and the related accumulated other comprehensive loss is reflected in the accompanying Consolidated Balance Sheets as an adjustment to Retained Earnings. The results of operations for Grant Prideco, through the Spin-off Date, are reflected in the

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES accompanying Consolidated Statements of Operations as Loss from Discontinued Operations, Net of Taxes. Condensed results of Grant Prideco are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Revenues....................................................   $124,813     $286,370
                                                               --------     --------
Loss before interest allocation and income taxes............       (831)     (37,460)
Interest allocation.........................................     (2,500)      (7,250)
Benefit for income taxes....................................       (888)     (11,199)
                                                               --------     --------
Net loss before Spin-off related costs......................     (2,443)     (33,511)
Spin-off related costs, net of taxes........................     (1,015)      (3,570)
                                                               --------     --------
Net loss....................................................   $ (3,458)    $(37,081)
                                                               ========     ========

     The Company purchases drill pipe and other related products from Grant Prideco. The purchases made prior to the Spin-off Date have been eliminated in the accompanying consolidated financial statements. The purchases eliminated by the Company for the years ended December 31, 2000 and 1999, were $7.0 million and $28.6 million, respectively. These purchases represent Grant Prideco's cost.

     The results from discontinued operations include a management fee charged to Grant Prideco of $0.5 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively. The fee is based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

     Grant Prideco was charged $5.6 million for costs related to the Company's information systems function in the year ended December 31, 1999. There were no charges for the comparable period of 2000. Information systems charges were based on direct support provided, equipment usage and number of system users.

  Agreements Between the Company and Grant Prideco

     In connection with the Spin-off, Grant Prideco and the Company entered into a tax allocation agreement (the "Tax Allocation Agreement"). Under the terms of the Tax Allocation Agreement, Grant Prideco is responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also requires that any tax liabilities associated with the Spin-off will be paid by Grant Prideco.

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

     In connection with the Spin-off, the Company received from Grant Prideco an unsecured subordinated note in the amount of $100.0 million with an interest rate of 10% and interest due quarterly. In December 2000, Grant Prideco repaid this note and all unpaid interest.

     At the time of the Spin-off the Company entered into a preferred customer agreement with Grant Prideco pursuant to which the Company agreed, for a three-year period, to purchase at least 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. The Company is entitled to apply against its purchases a drill stem credit of $30.0 million, subject to a limitation of no more than 20% of any purchase. As of December 31, 2001, the Company had $19.4 million remaining of the drill stem credit.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

4. ACQUISITIONS

     On November 30, 2001, the Company acquired the Johnson Screens division ("Johnson") from Vivendi Environnement for $110.0 million. Johnson is based in Minneapolis, Minnesota and is a global provider of screens for fluid-solid separation processes, including the recently-introduced Excelflo(TM) premium screen line and the Superflo(TM), Super Weld(R) and Thin Pack(TM) screens for oil and gas production. This acquisition provides the Completion Systems Division and Artificial Lift Systems Division with significant manufacturing consolidation benefits, economies of scale and access to innovative new technologies.

     On November 16, 2001, the Company acquired CiDRA Corporation's Optical Sensing Systems business unit ("CiDRA") for approximately $123.1 million, consisting of 1.9 million shares of Common Stock and cash of $62.5 million. CiDRA is based in Houston, Texas and is a provider of a suite of permanent in-well fiber optic sensor systems, which include pressure and temperature gauges, flow and phase fraction systems, and an all-fiber in-well seismic system. This acquisition provides the Completion Systems Division with proprietary technology in the growing field of advanced intelligent completion and field automation systems.

     On April 19, 2001, the Company acquired Orwell Group plc ("Orwell") for total consideration of approximately $258.5 million, consisting of 3.4 million shares of Common Stock and $81.4 million of assumed debt which was paid in full following the closing of the transaction. Orwell, based in Aberdeen, Scotland, is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increases the Company's presence in the international markets and increases capacity. Orwell's operations were integrated into the Company's Drilling and Intervention Services Division.

     On August 10, 2000, the Company acquired Alpine Oil Services Corporation ("Alpine") for one share of $1.00 par value Series A Preferred Stock (See Note
12) and exchangeable securities of one of the Company's Canadian subsidiaries that are exchangeable for Common Stock on a one-for-one basis. The approximate value of the Alpine acquisition was $54.4 million. Alpine, headquartered in Calgary, Alberta, Canada, was integrated into the Company's Drilling and Intervention Services and Completion Systems Divisions. The acquisition extends the Company's underbalanced drilling capabilities worldwide, adds new completion technology and further expands our offerings of products and services in Canada.

     On September 15, 1999, the Company acquired Williams Tool Co. ("Williams") for 1.8 million shares of Common Stock having a value of approximately $63.5 million. Williams, based in Fort Smith, Arkansas, offers a full range of rotating control heads for horizontal, underbalanced and low hydrostatic drilling operations. Williams products are used to control flow from the wellbore to reduce the risk of blowouts when oil, gas, geothermal and coal bed methane wells are being drilled with light fluids.

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

     On August 31, 1999, the Company completed the acquisition of Dailey International, Inc. ("Dailey") pursuant to a pre-negotiated plan of reorganization in bankruptcy. Under the terms of the acquisition, the Company issued a total of approximately 4.3 million shares of Common Stock to the Dailey noteholders and stockholders. Of the total number of shares issued, the Company issued approximately 4.0 million shares to the Dailey noteholders and approximately 0.3 million shares to the Dailey common stockholders. At the time of the acquisition of Dailey, the Company held approximately 24% of Dailey's
9 1/2% Senior Notes which the Company acquired prior to the bankruptcy at a discount and subsequently contributed to Dailey. In connection with the transaction, the Company holds approximately 1.2 million shares of Common Stock which are classified as treasury shares. The total purchase price for Dailey, excluding assumed liabilities of

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

Dailey that were not impaired in the bankruptcy, was approximately $185.0 million. Dailey is a leading provider of specialty air, underbalanced and directional drilling equipment and services to the oil and gas industry and designs, manufactures and rents proprietary downhole tools for oil and gas drilling and workover applications worldwide.

     On February 2, 1999, the Company completed a joint venture with GE Capital in which the Company's compression services operations were combined with GE Capital's Global Compression Services operations. The joint venture was known as Weatherford Global Compression Services. As of December 31, 2000, the Company owned 64% of the joint venture and GE Capital owned 36%. In connection with the Company's transaction with Universal, the Company purchased GE Capital's interest in the joint venture (See Note 2).

     The Company has also effected various other acquisitions during 2001, 2000 and 1999 that were integrated into the Company's continuing operations for total consideration of approximately $281.5 million, $158.0 million and $81.5 million, respectively.

     The Company also acquired various other companies that were integrated into Grant Prideco. Total consideration was $64.4 million for 1999.

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

     The following presents the consolidated financial information for the Company on an unaudited pro forma basis assuming the Dailey acquisition had occurred on January 1, 1999. All other 1999 acquisitions and the 2000 and 2001 acquisitions are not material individually or in the aggregate with same year acquisitions, therefore, pro forma information is not presented. The unaudited pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1999 or that may be achieved in the future.

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1999
                                                              ---------------------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Revenues....................................................       $1,307,443
Loss from continuing operations.............................           (7,596)
Net loss....................................................          (44,677)
Basic and Diluted loss per common share:
  Loss from continuing operations...........................            (0.07)
  Net loss..................................................            (0.43)

5. CASH FLOW INFORMATION

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Other Current Assets at December 31, 2001 and 2000 included cash of approximately $4.3 million and $2.5 million, respectively, which was restricted as a result of bond requirements in certain foreign countries.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     Cash paid for interest and income taxes, net of refunds, was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest paid...........................................  $53,672   $54,110   $50,835
Income taxes paid, net of refunds.......................   64,783    24,390     6,422

     During the years ended December 31, 2001, 2000 and 1999, there were noncash-investing activities of $5.0 million, $2.5 million and $5.4 million, respectively, relating to capital leases.

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2001        2000       1999
                                                     ---------   --------   ---------
                                                              (IN THOUSANDS)
Fair value of assets, net of cash acquired.........  $ 384,322   $116,811   $ 466,708
Goodwill...........................................    566,939    167,981     364,109
Total liabilities..................................   (214,617)   (74,517)   (404,032)
Common Stock issued, net of Common Stock
  acquired.........................................   (313,483)   (59,251)   (357,931)
                                                     ---------   --------   ---------
Cash consideration, net of cash acquired...........  $ 423,161   $151,024   $  68,854
                                                     =========   ========   =========

     During the years ended December 31, 2001, 2000 and 1999, there were noncash-financing activities of $10.0 million, $2.2 million and $3.1 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Consolidated Balance Sheets. During 2001, there were additional noncash-financing activities related to our interest rate swaps of $1.9 million (See Note 9).

6. INVENTORIES

     Inventories by category are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials, components and supplies......................  $143,142   $152,569
Work in process.............................................    49,544     46,500
Finished goods..............................................   312,300    244,519
                                                              --------   --------
                                                              $504,986   $443,588
                                                              ========   ========

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

7. ASSET SECURITIZATION

     In July 2001, the Company entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of the Company's domestic accounts receivables. Pursuant to this agreement, the Company periodically sells certain trade accounts receivables to a wholly-owned bankruptcy-remote subsidiary of the Company, W1 Receivables, L.P. ("W1"). W1 was formed to purchase accounts receivables and, in turn, sell participating interests in such accounts receivables to a financial institution. The sale of participating interests is limited to a percentage of receivables sold to W1. In accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES of Liabilities, the related receivables are removed from the Consolidated Balance Sheets and W1 records a retained interest for the amount of receivables sold in excess of cash received. The Company's retained interest in the receivables pool is valued based on the recoverable value, which approximates book value. In this transaction, the Company retains servicing responsibilities and a subordinated interest in the receivables sold. There is no recourse against the Company for failure of debtors to pay when due on account of debtor's bankruptcy or inability to pay, and the Company's retained interest in the receivables pool is subordinate to the investors' interests. The Company is permitted to securitize up to $150.0 million under this agreement. If the Company's credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. The Company currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $2.3 million for the year ended December 31, 2001 are included in Interest Expense on the accompanying Consolidated Statements of Operations. As of December 31, 2001, the Company had received $140.8 million for purchased interests and had retained interests in receivables sold of $100.7 million.

8. SHORT-TERM BORROWINGS

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
2001 Multi-currency revolving credit facility with effective
  interest rate of 5.25% at December 31, 2001...............  $ 90,896   $    --
2000 Compression revolving credit facility with effective
  interest rate of 8.35% at December 31, 2000...............        --    11,900
1998 Revolving credit facility with effective interest rate
  of 2.34% at December 31, 2001.............................    50,048        --
Short-term bank loans with effective interest rates between
  1.63% and 8.15% at December 31, 2001 and of 6.55% at
  December 31, 2000.........................................    22,528    12,179
                                                              --------   -------
                                                              $163,472   $24,079
                                                              ========   =======
Weighted average interest rate on short-term borrowings
  outstanding during the year...............................      4.92%     6.57%

     In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of December 31, 2001, the Company had $159.1 million available under this agreement. This facility does not contain any provision which makes its availability dependent upon the Company's credit ratings; however, amounts outstanding accrue interest at a variable rate based on the borrower's applicable Eurocurrency rate and credit ratings assigned to the Company's long-term senior debt by Standard and Poor's and Moody's Investor Service. A commitment fee of 0.125% is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants and reflects the same covenant structure as the Company's existing $250.0 million revolving credit agreement, dated May 1998, which remains in effect. The Company's weighted average interest rate was 5.56% for 2001.

     In July 2000, the Company's Compression Services Division put in place a $25.0 million uncommitted revolving line of credit. Interest rates are at LIBOR plus 1.75% or the "Quoted Rate," defined as any rate of interest mutually agreed upon by the two parties. In connection with the merger of the Compression Services Division with Universal, this line of credit was terminated (See Note
2). The Company's weighted average cost of borrowings under this facility was 7.99% and 8.18% for 2001 and 2000, respectively.

     In May 1998, the Company entered into a five-year unsecured credit agreement, which provides for borrowings of up to an aggregate of $250.0 million, consisting of $200.0 million in the U.S. and $50.0 million

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES in Canada. Amounts outstanding under the facility accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to the Company's long-term senior debt. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the credit ratings assigned to the Company's long-term senior debt, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on occurrence of indebtedness and a limitation on asset dispositions. This facility does not contain any provision which makes its availability dependent upon the Company's credit ratings. As of December 31, 2001, $158.6 million was available under this facility due to $41.4 million being used to secure outstanding letters of credit. The Company's weighted average cost of borrowings under this facility was 4.47% and 6.09% for 2001 and 2000, respectively.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At December 31, 2001, the Company had $22.5 million in unsecured short-term borrowings outstanding under these arrangements. The weighted average interest rate was 5.09% and 6.96% for 2001 and 2000, respectively.

     The Company also has various uncommitted credit facilities available for stand-by letters of credit and bid and performance bonds. The Company had a total of $36.2 million of such letters of credit and bid and performance bonds outstanding at December 31, 2001.

9. LONG-TERM DEBT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
6 5/8% Senior Notes due 2011................................  $347,074   $     --
7 1/4% Senior Notes due 2006................................   200,950    200,000
Industrial Revenue Bonds with variable interest rates, 1.70%
  and 4.85% as of December 31, 2001 and 2000, respectively,
  due 2002..................................................     8,730      9,915
Foreign bank and other debt, denominated in foreign
  currencies................................................    24,658      2,006
Capital lease obligations under various agreements..........    15,017      9,847
Other.......................................................     3,061      6,291
                                                              --------   --------
                                                               599,490    228,059
Less: amounts due in one year...............................    26,757      7,055
                                                              --------   --------
Long-term debt..............................................  $572,733   $221,004
                                                              ========   ========

     The following is a summary of scheduled long-term debt maturities by year (in thousands):

2002......................................................  $ 26,757
2003......................................................    15,167
2004......................................................     3,670
2005......................................................       869
2006......................................................   202,127
Thereafter................................................   350,900
                                                            --------
                                                            $599,490
                                                            ========

  6 5/8% Senior Notes

     On November 16, 2001, the Company completed a private placement of $350.0 million of 6 5/8% Senior Notes due 2011 (the "6 5/8% Senior Notes"). The interest on the notes is payable semi-annually in arrears on

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

May 15 and November 15 of each year commencing on May 15, 2002. As evidenced by market transactions, the estimated fair value of the 6 5/8% Senior Notes was $332.5 million as of December 31, 2001.

  7 1/4% Senior Notes

     The Company has outstanding $200.0 million of 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"). The 7 1/4% Senior Notes are unsecured obligations of the Company due 2006. Interest is payable semi-annually on May 15 and November 15. Based on the borrowing rates available to the Company, the fair value of the 7 1/4% Senior Notes was $209.5 million and $203.0 million at December 31, 2001 and 2000, respectively.

     During 2001, the Company entered into two interest rate swap agreements to manage the exposure on $100.0 million of the 7 1/4% Senior Notes. The agreements effectively modify the Company's exposure to interest risk by converting fixed-rate debt to a floating rate. The hedge is considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Assets or Other Liabilities with the offset to Long-term Debt on the accompanying Consolidated Balance Sheets. The following describes the swaps entered into during 2001 on the $100.0 million principal:

          1) In July 2001, the Company entered into a swap whereby it received interest at the fixed rate of 7 1/4% and paid a floating rate based on LIBOR on the interest payment dates. This swap was terminated on November 15, 2001. At the time of termination, the Company adjusted the swap agreement to fair market value and received $4.1 million in cash for the asset. The gain on termination is deferred and will be recognized as an adjustment to interest expense over the remaining life of the 7 1/4% Senior Notes.

          2) On November 15, 2001, the Company entered into a new interest rate swap agreement. Under this agreement, on May 15 and November 15 of each year until maturity, the Company will receive interest at the fixed rate of 7 1/4% and will pay a floating rate based on LIBOR. As of December 31, 2001, the fair market value of this swap was a liability of $3.1 million.

     The effective rate for the 7 1/4% Senior Notes for the year ended December 31, 2001 was 6.44% after giving effect to the interest rate swaps.

  Industrial Revenue Bonds

     As of December 31, 2001, the Company had Industrial Revenue Bonds of $8.7 million due 2002. In connection with the Industrial Revenue Bonds principal and the related interest, the Company has letters of credit of $9.2 million.

10. ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     On June 30, 2000, the Company completed a private placement of $910.0 million face amount of its Zero Coupon Debentures due 2020. The Zero Coupon Debentures were issued at a discount with an imputed 3% per annum interest rate. During 2001 and 2000, the Company amortized $15.4 million and $7.5 million, respectively, of the original issue discount. As of December 31, 2001 and 2000, the unamortized discount on the Zero Coupon Debentures was $385.4 million and $400.8 million, respectively.

     Holders may convert the Zero Coupon Debentures into shares of Common Stock at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or initially at a price of $55.1425 per share of Common Stock. The effective conversion price will increase as the accreted value of the Zero Coupon Debentures increases. The Company may redeem any of the Zero Coupon Debentures on or

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES after June 30, 2005 at the accreted amount at the time of redemption. Holders may require the Company to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. The Company may elect to repurchase the Zero Coupon Debentures for cash, Common Stock or a combination thereof. The Zero Coupon Debentures are unsecured ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness. As evidenced by market transactions, the estimated fair value of the Zero Coupon Debentures was $534.5 million and $554.0 million at December 31, 2001 and 2000, respectively.

11. 5% CONVERTIBLE SUBORDINATED PREFERRED EQUIVALENT DEBENTURES

     In November 1997, the Company completed a private placement of $402.5 million principal amount of Convertible Preferred Debentures due 2027. The net proceeds from the Convertible Preferred Debentures were $390.9 million. The conversion price of the Convertible Preferred Debentures, as adjusted for the Spin-off, is $53.34 per share of Common Stock. The Convertible Preferred Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and all future senior indebtedness of the Company. The Convertible Preferred Debentures bear interest at an annual rate of 5%, and the Company has the right to defer payments of interest by extending the quarterly interest payment period for up to 20 consecutive quarters at any time when the Company is not in default in the payment of interest. As evidenced by market transactions, the estimated fair value of the Convertible Preferred Debentures was $347.1 million and $409.5 million as of December 31, 2001 and 2000, respectively.

12. STOCKHOLDERS' EQUITY

  Authorized Shares

     The Company is authorized to issue 250.0 million shares of Common Stock. The Company is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock. During the three years ended December 31, 2001, no preferred stock was issued, except as noted below.

     As of December 31, 2000, the Company had authorized and issued one share of $1.00 par value Series A Preferred Stock in connection with its acquisition of Alpine. The former Alpine shareholders were issued exchangeable securities in one of the Company's Canadian subsidiaries that were exchangeable for Common Stock on a one-for-one basis. The one share of Series A Preferred Stock, issued to a trustee, entitled the trustee to vote essentially as a proxy for the former Alpine shareholders who had not yet exchanged their exchangeable securities into shares of Common Stock. During 2001, the former Alpine shareholders exchanged all such securities and the Series A Preferred Stock was canceled.

13. STOCK-BASED COMPENSATION

  Stock Option Plans

     The Company has a number of stock option plans pursuant to which directors, officers and other key employees may be granted options to purchase shares of Common Stock at the fair market value on the date of grant.

     The Company has in effect a 1991 Employee Stock Option Plan ("1991 ESO Plan"), a 1992 Employee Stock Option Plan ("1992 ESO Plan") and a 1998 Employee Stock Option Plan ("1998 ESO Plan"). Under these plans, options to purchase up to an aggregate of 25.2 million shares of Common Stock may be granted to officers and key employees of the Company (including directors who are also key employees). At December 31, 2001, approximately 1.5 million shares were available for granting under such plans.

     In connection with the Spin-off, the stock options outstanding as of the Spin-off Date were adjusted such that 1998 ESO Plan option holders received options only in the company for which they worked. The exercise

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES prices, as well as the number of shares under the 1998 ESO Plan, were adjusted so that the options immediately before the Spin-off had equivalent economic terms to the options immediately after the Spin-off. Options holders of the 1991 ESO Plan and 1992 ESO Plan received options for both the Company and Grant Prideco. The exercise prices were adjusted so that the options immediately before the Spin-off had equivalent economic terms to the options immediately after the Spin-off.

     Stock options vest after one to four years and expire after ten to fourteen years from the date of grant. Information about the above stock option plans and predecessor plans for the three years ended December 31, 2001, is set forth below:

                                                                               WEIGHTED
                                                                                AVERAGE
                                                NUMBER                         EXERCISE
                                                  OF           RANGE OF          PRICE
                                                SHARES      EXERCISE PRICES    PER SHARE
                                              ----------   -----------------   ---------
Options outstanding, December 31, 1998......   6,058,704   $ 4.69  - $ 50.50    $18.96
  Granted...................................   2,242,780    17.00  -   40.76     27.94
  Exercised.................................    (286,000)    6.88  -   32.19     11.81
  Terminated................................    (468,161)    9.00  -   40.76     20.78
                                              ----------
Options outstanding, December 31, 1999......   7,547,323     4.69  -   50.50     21.78
  Granted before Spin-off...................     394,000    35.75  -   50.50     39.08
  Exercised before Spin-off.................     (60,550)   27.11  -   44.01     38.17
  Terminated before Spin-off................  (1,056,018)   12.37  -   40.76     21.08
  Adjustment for Spin-off...................   3,126,245    (1.69) -  (18.14)    (8.24)
  Granted after Spin-off....................   5,640,000    35.88  -   47.63     36.84
  Exercised after Spin-off..................    (291,058)    5.17  -   26.20     15.36
  Terminated after Spin-off.................    (227,205)   11.50  -   36.75     21.15
                                              ----------
Options outstanding, December 31, 2000......  15,072,737     3.00  -   47.63     22.82
  Granted...................................   8,325,500    23.77  -   53.67     26.03
  Exercised.................................  (1,109,153)    3.00  -   26.12     11.91
  Terminated................................    (562,084)   11.50  -   50.00     21.13
                                              ----------
Options outstanding, December 31, 2001......  21,727,000     4.41  -   53.67     24.65
                                              ==========

                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -------------------------------------   -------------------------------------
                                 WEIGHTED     WEIGHTED                   WEIGHTED     WEIGHTED
                    NUMBER        AVERAGE      AVERAGE      NUMBER        AVERAGE      AVERAGE
                  OUTSTANDING    REMAINING    EXERCISE    EXERCISABLE    REMAINING    EXERCISE
   RANGE OF          AS OF      CONTRACTUAL     PRICE        AS OF      CONTRACTUAL     PRICE
EXERCISE PRICES   12/31/2001       LIFE       PER SHARE   12/31/2001       LIFE       PER SHARE
---------------   -----------   -----------   ---------   -----------   -----------   ---------
$ 4.41 - $11.62    4,924,835        8.98       $11.19      4,924,835       8.98        $11.19
 12.48 -  22.91    2,114,797       10.40        19.02        148,589       6.96         18.56
 23.11 -  34.56    8,476,868       13.18        24.60        289,600       5.84         25.24
 35.47 -  53.67    6,210,500       11.35        37.29        156,000       1.80         36.75
                  ----------                               ---------
  4.41 -  53.67   21,727,000       11.43        24.65      5,519,024       8.56         12.84
                  ==========                               =========

     The options exercisable as of December 31, 2000 and 1999 were 1.6 million and 1.3 million, respectively.

  Pro Forma Compensation Expense

     As permitted under SFAS 123, Accounting for Stock Based Compensation, the Company uses the intrinsic value method of accounting established by APB No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES when the exercise price of an employee stock option is equal to the market price of Common Stock on the grant date.

     The following is a summary of the Company's net income (loss) and earnings
(loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for 2001, 2000 and 1999, respectively: expected volatility of 58.89%, 45.44% and 56.04%, risk-free interest rate of 4.4%, 6.2% and 5.8%, expected life of 5.4, 4.9 and 7.0 years and no expected dividends. The weighted average fair value of the options granted in 2001, 2000 and 1999 is $14.47, $18.09 and $17.22, respectively. The estimated fair value of the options is amortized to proforma expense over the options' vesting period.

                                    2001                      2000                      1999
                           -----------------------   -----------------------   -----------------------
                           AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                           -----------   ---------   -----------   ---------   -----------   ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)........   $214,651     $175,703     $(42,350)    $(70,079)    $(20,875)    $(33,659)
Basic earnings (loss) per
  share..................       1.88         1.54        (0.39)       (0.64)       (0.21)       (0.33)
Diluted earnings (loss)
  per share..............       1.76         1.47        (0.39)       (0.64)       (0.20)       (0.33)

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

14. RETIREMENT AND EMPLOYEE BENEFIT PLANS

     The Company has defined contribution plans covering certain of its employees. Contribution expenses related to these plans totaled $6.7 million, $4.5 million and $4.0 million in 2001, 2000 and 1999, respectively.

15. INCOME TAXES

     The components of income before income taxes and minority interest were as follows:

                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Domestic...............................................  $186,715   $53,978   $17,039
Foreign................................................   151,872    17,297    11,345
                                                         --------   -------   -------
                                                         $338,587   $71,275   $28,384
                                                         ========   =======   =======

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company's income tax provision from continuing operations consisted of the following:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Current:
  U.S. federal and state income taxes................  $ 21,215   $  3,602   $  1,023
  Foreign............................................    51,459     30,883     23,170
                                                       --------   --------   --------
          Total Current..............................    72,674     34,485     24,193
                                                       --------   --------   --------
Deferred:
  U.S. federal.......................................    35,415     84,137     (5,747)
  Foreign............................................    14,959     (9,172)    (9,969)
                                                       --------   --------   --------
          Total Deferred.............................    50,374     74,965    (15,716)
                                                       --------   --------   --------
                                                       $123,048   $109,450   $  8,477
                                                       ========   ========   ========

     Total income tax provision (benefit) was recorded as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Income from continuing operations....................  $123,048   $109,450   $  8,477
Loss from discontinued operations....................        --       (888)   (11,199)
                                                       --------   --------   --------
                                                       $123,048   $108,562   $ (2,722)
                                                       ========   ========   ========

     The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income from continuing operations before income taxes for the three years ended December 31, 2001 is analyzed below:

                                                          2001       2000      1999
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Statutory federal income tax rate.....................  $118,505   $ 24,946   $ 9,934
Effect of state income tax (net) and alternative
  minimum
  tax.................................................     1,667        (98)      754
Effect of domestic non-deductible expenses............     5,144      9,930     4,246
Change in valuation allowance.........................     2,646        568        --
Effect of foreign income tax, net.....................     1,230        (96)   (3,910)
Foreign Sales Corporation benefit.....................        --         --    (1,742)
Effect of deconsolidation of business.................        --     76,517        --
Other.................................................    (6,144)    (2,317)     (805)
                                                        --------   --------   -------
                                                        $123,048   $109,450   $ 8,477
                                                        ========   ========   =======

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax liability attributable to continuing operations were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Domestic and foreign operating losses.....................  $  21,352    $  40,695
  Accrued liabilities and reserves..........................     47,365       50,412
  Tax credits...............................................     21,806       37,127
  Unremitted foreign earnings...............................      7,220        7,960
  Goodwill..................................................      4,532           --
  Other differences between financial and tax basis.........      8,504           --
  Differences between financial and tax basis inventory.....     21,675       21,642
  Valuation allowance.......................................    (29,885)     (25,578)
                                                              ---------    ---------
          Total deferred tax assets.........................    102,569      132,258
                                                              ---------    ---------
Deferred tax liabilities:
  Property, plant and equipment.............................    (35,549)     (86,357)
  Goodwill..................................................         --       (2,377)
  Other differences between financial and tax basis.........    (79,160)     (75,717)
                                                              ---------    ---------
          Total deferred tax liability......................   (114,709)    (164,451)
                                                              ---------    ---------
Net deferred tax liability..................................  $ (12,140)   $ (32,193)
                                                              =========    =========

     The change in valuation allowance in 2001 primarily relates to operating loss carryforwards in certain non-U.S. jurisdictions where the ultimate realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future.

     The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries.

     At December 31, 2001, the Company had $67.6 million of net operating losses, $4.7 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic net operating losses is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating the losses. Loss carryforwards, if not utilized, will expire at various dates through 2019.

     At December 31, 2001, the Company had approximately $18.4 million of foreign tax credits, $0.3 million of general business credits and $0.1 million of Alternative Minimum Tax credits available to offset future payments of federal income taxes. The foreign tax credits and general business credits expire in varying amounts through 2004. The Alternative Minimum Tax credits may be carried forward indefinitely under current U.S. law.

16. DISPUTES, LITIGATION AND CONTINGENCIES

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

17. COMMITMENTS

  Operating Leases

     The Company is committed under various operating lease agreements that primarily relate to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

2002.....................................................   $ 25,278
2003.....................................................     18,568
2004.....................................................     14,546
2005.....................................................     12,805
2006.....................................................     10,167
Thereafter...............................................     60,044
                                                            --------
                                                            $141,408
                                                            ========

     Total rent expense incurred under operating leases attributable to continuing operations was approximately $31.9 million, $38.0 million and $31.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Sale and Leaseback of Equipment

     The Company's Compression Services Division entered into various sale and leaseback arrangements where it sold compressors and received cash equal to the appraised value of $299.9 million as of December 31, 2000. Under these arrangements, legal title to the compression units was sold to third parties and leased back to the division under a five-year operating lease with a market-based purchase option. These sales resulted in a pre-tax deferred gain of $94.6 million, included in Other Liabilities on the accompanying Consolidated Balance Sheets as of December 31, 2000. Total lease expense incurred under these arrangements was approximately $2.5 million, $21.3 million and $11.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The lease expense is classified as Cost of Services and Rentals in the accompanying Consolidated Statements of Operations.

     Of the proceeds received by the Compression Services Division from the sale and leaseback of the compressor units, $100.0 million was distributed to the Company by the division in 1998 and $65.4 million was distributed to GE Capital as part of the joint venture in 1999. The remaining proceeds of these sales were utilized by the division for internal corporate purposes and growth. The Company guaranteed certain of the obligations with respect to the sale of $200.0 million of the compression units. The remaining sales by the Compression Services Division were done on a non-recourse basis to the Company and were limited solely to the assets of the Compression Services Division. The Company and the Compression Services Division had each guaranteed a portion of the residual value of all of the leased equipment under these leases. Subsequent to December 31, 2000 and in connection with the merger of the Compression Services Division with

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

Universal, the sale and leaseback arrangements, including the residual value guarantees, were terminated (See Note 2).

18. RELATED PARTY TRANSACTIONS

     During 2001, the Company paid Lehman Brothers Inc. ("Lehman"), an affiliate of Lehman Brothers Holding Inc., a stockholder of the Company, approximately $1.1 million for fees associated with an acquisition and $0.9 million associated with the private placement of its 6 5/8% Senior Notes (See Note 9). The Company also entered into interest rate swap agreements for its 7 1/4% Senior Notes (See
Note 9) with Lehman during 2001. All fee arrangements and terms associated with these transactions were on terms standard in the industry.

     The Company incurred legal fees of $2.0 million, $3.1 million and $3.0 million during 2001, 2000 and 1999, respectively, with a law firm in which a former executive officer of the Company was a partner.

     A member of the Company's Board of Directors is the Chief Executive Officer of First Reserve Corporation. First Reserve Corporation beneficially owns certain convertible preferred securities of CIDRA Corporation, which are convertible into less than 10% of CIDRA Corporation's common stock on a fully diluted and converted basis. The purchase price for the Company's acquisition of CIDRA (See Note 4) was determined through a competitive bid process conducted by a third-party investment banking firm. The member of the Company's Board of Directors did not participate or vote in the meeting of the Company's Board of Directors in which the acquisition of CIDRA was discussed and approved.

     In 1999, the Company completed the acquisition of Christiana Companies, Inc. ("Christiana") for approximately 4.4 million shares of Common Stock and $20.6 million in cash. One of the members of the Company's Board of Directors was also the Chairman and Chief Executive Officer of Christiana. In the acquisition, the Company acquired through Christiana (1) 4.4 million shares of the Company's Common Stock, (2) cash, after distribution to the Christiana shareholders, equal to the amount of Christiana's outstanding tax and other liabilities and (3) a one-third interest in Total Logistic Control, LLC, a refrigerated warehouse, trucking and logistics company. The 4.4 million shares of Common Stock acquired are classified as Treasury Stock, Net on the accompanying Consolidated Balance Sheets. Because the number of shares of Common Stock issued in the Christiana acquisition approximated the number of shares of Common Stock held by Christiana prior to the acquisition, the Christiana acquisition had no material effect on the outstanding number of shares of Common Stock or net equity of the Company. In September 2000, the Company sold the one-third interest in Total Logistic Control, LLC to C2, Inc. for $8.3 million. The aforementioned member of the Company's Board of Directors was also a director of C2, Inc.

19. SEGMENT INFORMATION

  Geographic Segments

     Financial information by geographic segment, as provided to the chief operating decision maker, for each of the three years ended December 31, 2001, is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products and performance of services. Long-lived assets are

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES long-term assets excluding deferred tax assets of $13.8 million, $60.2 million and $66.1 million at December 31, 2001, 2000 and 1999, respectively, and net assets of discontinued operations.

                            REVENUES FROM UNAFFILIATED CUSTOMERS            LONG-LIVED ASSETS
                            ------------------------------------   ------------------------------------
                               2001         2000         1999         2001         2000         1999
                            ----------   ----------   ----------   ----------   ----------   ----------
                                                          (IN THOUSANDS)
United States.............  $  949,342   $  794,567   $  559,763   $1,899,959   $1,106,303   $1,162,077
Canada....................     333,417      364,015      229,540      397,548      399,225      298,394
Latin America.............     248,720      179,683      112,279      159,395      221,259      168,109
Europe and West Africa....     355,852      204,788      168,455      423,421      291,857      327,139
Asia Pacific..............     227,344      124,277       67,815       76,294       88,673       30,870
Middle East and North
  Africa..................     214,040      146,931      102,348       94,624       52,471       38,113
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $2,328,715   $1,814,261   $1,240,200   $3,051,241   $2,159,788   $2,024,702
                            ==========   ==========   ==========   ==========   ==========   ==========

  Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business segments into three separate groups as defined by the chief operating decision maker: Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. The Company also historically operated a Compression Services segment. The amounts reported for this segment include results up through February 9, 2001 (See Note 2).

     The Company's Drilling and Intervention Services segment provides a wide range of oilfield products and services, including downhole drilling and intervention services, proprietary drilling equipment and rentals, well installation services, cementing products and underbalanced drilling.

     The Company's Completion Systems segment provides completion products and systems including expandable systems, intelligent well technology, packers, liner hangers, well screens, flow control and inflatable packers.

     The Company's Artificial Lift Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, electrical submersible pumps, hydraulic lift systems and other lift systems. This segment also offers well optimization and remote monitoring and control services.

     The Company's Compression Services segment historically packaged, rented and sold parts and provided services for gas compressor units over a broad horsepower range.

     Financial information by industry segment for each of the three years ended December 31, 2001 is summarized below. The total assets do not include the net assets of discontinued operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                                          DRILLING
                                            AND                     ARTIFICIAL
                                        INTERVENTION   COMPLETION      LIFT      COMPRESSION
                                          SERVICES      SYSTEMS      SYSTEMS      SERVICES     CORPORATE     TOTAL
                                        ------------   ----------   ----------   -----------   ---------   ----------
                                                                       (IN THOUSANDS)
2001
  Revenues from unaffiliated
    customers.........................   $1,340,140     $350,685     $610,951     $ 26,939     $     --    $2,328,715
  EBITDA(a)...........................      457,908       56,567      111,090        3,587      (11,549)      617,603
  Depreciation and amortization.......      137,816       30,687       28,850        4,184        6,592       208,129
  Operating income (loss).............      320,092       25,880       82,240         (597)     (18,141)      409,474
  Total assets........................    1,976,378      853,718      930,674           --      535,592     4,296,362
  Capital expenditures for property,
    plant and equipment...............      241,421       44,594       23,464        5,675       24,271       339,425
2000
  Revenues from unaffiliated
    customers.........................   $  884,170     $218,040     $477,216     $234,835     $     --    $1,814,261
  EBITDA, before impairment
    charges(a)........................      274,325       18,998       68,448       44,473      (30,489)      375,755
  Impairment charges for assets
    disposed of.......................           --           --           --       16,301       40,017        56,318
  Depreciation and amortization.......      104,489       26,906       26,879       37,750        3,085       199,109
  Operating income (loss).............      169,836       (7,908)      41,569       (9,578)     (73,591)      120,328
  Total assets........................    1,283,123      540,163      724,523      614,133      299,637     3,461,579
  Capital expenditures for property,
    plant and equipment...............      123,402       34,735       23,625       79,906        4,892       266,560
  Non-cash portion of impairment
    charges...........................           --           --           --       16,301       35,363        51,664
1999
  Revenues from unaffiliated
    customers.........................   $  599,618     $121,136     $293,529     $225,917     $     --    $1,240,200
  EBITDA(a)...........................      171,188       (7,428)      36,145       54,699      (21,128)      233,476
  Depreciation and amortization.......       97,151       14,117       20,064       33,125        2,201       166,658
  Operating income (loss).............       74,037      (21,545)      16,081       21,574      (23,329)       66,818
  Total assets........................    1,117,884      424,505      615,887      662,695      138,957     2,959,928
  Capital expenditures for property,
    plant and equipment...............       46,074       10,731       10,347       94,755       12,393       174,300

---------------

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute for calculations under generally accepted accounting principles, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

  Major Customers and Credit Risk

     Substantially all of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales; however, are to large international companies or are secured by letters of credit or similar arrangements.

     In 2001, 2000 and 1999, there was no individual customer who accounted for 10% of consolidated revenues.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tabulation sets forth unaudited quarterly financial data for 2001 and 2000.

                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.       TOTAL
                                                 --------   --------   --------   --------     ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
  Revenues.....................................  $526,158   $573,000   $608,621   $620,936     $2,328,715
  Gross Profit.................................   174,657    204,302    214,112    206,932        800,003
  Net Income...................................    43,510     56,436     60,181     54,524        214,651
  Basic Earnings Per Share.....................      0.39       0.50       0.52       0.47           1.88
  Diluted Earnings Per Share...................      0.37       0.46       0.49       0.44           1.76
2000
  Revenues.....................................  $395,382   $421,848   $462,170   $534,861     $1,814,261
  Gross Profit.................................   114,390    127,378    139,775    171,771        553,314
  Income (Loss) from Continuing Operations.....     9,993     13,204     21,523    (83,612)(a)    (38,892)
  Loss from Discontinued Operations............    (3,458)        --         --         --         (3,458)
  Net Income (Loss)............................     6,535     13,204     21,523    (83,612)(a)    (42,350)
  Basic Earnings (Loss) Per Share:
    Continuing Operations......................  $   0.09   $   0.12   $   0.20   $  (0.76)    $    (0.36)
    Discontinued Operations....................     (0.03)        --         --         --          (0.03)
                                                 --------   --------   --------   --------     ----------
         Net Income (Loss).....................  $   0.06   $   0.12   $   0.20   $  (0.76)    $    (0.39)
                                                 ========   ========   ========   ========     ==========
  Diluted Earnings (Loss) Per Share:
    Continuing Operations......................  $   0.09   $   0.12   $   0.19   $  (0.76)    $    (0.36)
    Discontinued Operations....................     (0.03)        --         --         --          (0.03)
                                                 --------   --------   --------   --------     ----------
         Net Income (Loss).....................  $   0.06   $   0.12   $   0.19   $  (0.76)    $    (0.39)
                                                 ========   ========   ========   ========     ==========

---------------

(a) The Company incurred $56.3 million of pre-tax impairment charges in the fourth quarter of 2000. The effect of these charges, net of tax, is $43.0 million. The Company also recorded $76.5 million for deferred tax provision related to the deconsolidation of the Compression Services Division (See
    Note 2).

21. SUBSEQUENT EVENTS (UNAUDITED)

     On March 1, 2002, the Company obtained a worldwide license to Shell's expandable technology. Expandable technologies refer to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, the Company receives a global license to Shell's expandable tubular intellectual property, existing and future, and immediate access to the U.S. market for use of its Expandable Sand Screen (ESS(TM)) system for consideration that includes $70.0 million in cash, $20.0 million promissory note and $60.0 million of warrants to purchase Common Stock. In addition, the Company will receive a 50% reduction in the royalty rate it currently pays for the Shell licensed technology.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3), information on executive compensation will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3), information on certain relationships and related transactions will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          1. The consolidated financial statements of the Company listed on page 36 of this report.

          2. The financial statement schedule on page 75 of this report.

          3. The exhibits of the Company listed below under Item 14(c).

     (b) Reports on Form 8-K

          1. Current Report on Form 8-K dated November 30, 2001, announcing the acquisition of the Johnson Screens division of Vivendi Environnement for $110 million.

          2. Current Report on Form 8-K dated November 16, 2001, announcing the following:

             (i) the closing of a private placement of $350 million of the Company's 6 5/8% Senior Notes due 2011, and

             (ii) the acquisition of CiDRA Corporation's Optical Sensing Systems business unit for $62.5 million in cash and approximately 1.9 million shares of the Company's common stock.

          3. Current Report on Form 8-K dated November 6, 2001, announcing the proposal to make a private placement of approximately $350 million of senior notes.

          4. Current Report on Form 8-K dated October 24, 2001, announcing the following:

             (i) the Company's earnings for the quarter ended September 30, 2001,

             (ii) the signing of an agreement to acquire the Johnson Screens division of Vivendi Environnement for $110 million, and

             (iii) the signing of an agreement to acquire CiDRA Corporation's Optical Sensing Systems (OSS) business unit for approximately $130 million of the Company's common stock.

     (c) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    -- Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding,
             Inc., Enterra Compression Company, Universal Compression
             Holdings, Inc. and Universal Compression, Inc.
             (incorporated by reference to Exhibit 10.1 to the Current
             Report on Form 8-K of Universal Compression Holdings,
             Inc. (File No. 1-15843) and Universal Compression, Inc.
             (File No. 333-48279) filed October 26, 2000).
   2.2    -- Purchase Agreement dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding,
             Inc., Enterra Compression Company, Global Compression
             Services, Inc. and General Electric Capital Corporation
             (incorporated by reference to Exhibit F to the Schedule
             13D, with respect to the common stock of Universal
             Compression Holdings, Inc., filed by Weatherford
             International, Inc. and WEUS Holding, Inc. on November 2,
             2000).
   2.3    -- Agreement and Plan of Reorganization dated September 14,
             1999, among Williams Tool Co., the shareholders of
             Williams Tool Co., the shareholders of Williams Tool Co.
             (Canada) Inc. (formerly 598148 Alberta Ltd.), Weatherford
             International, Inc. and Weatherford Acquisition, Inc.
             (incorporated by reference to Exhibit 10.1 to the
             Registrant's Current Report on Form 8-K (File No.
             1-13086) filed September 24, 1999).
   2.4    -- Share Sale Agreement dated September 2, 1999, between the shareholders of Petroline Wellsystems Limited,
             Weatherford Eurasia Limited and Weatherford
             International, Inc. (including Registration Rights
             Undertaking attached as Annex A)(incorporated by
             reference to Exhibit 10.1 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed September 7,
             1999).
   2.5    -- Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey
             International Inc. and certain subsidiaries of Dailey
             named therein (incorporated by reference to Exhibit 2.1
             to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1999 (File No. 1-13086) filed
             August 16, 1999).
   2.6    -- Amendment No. 1 dated as of May 26, 1998, to the
             Agreement and Plan of Merger dated as of December 12,
             1997 and to the Agreement dated as of December 12, 1997,
             and Logistic Purchase Agreement by and among EVI, Inc.,
             Christiana Acquisition, Inc., Christiana Companies, Inc.,
             C2, Inc. and Total Logistic Control, LLC (incorporated by
             reference to Exhibit 2.18 to the Registration Statement
             on Form S-4, as amended (Reg. No. 333-58741) filed July
             9, 1998).
   2.7    -- Amended and Restated Agreement and Plan of Merger among
             Weatherford International, Inc., Christiana Acquisition,
             Inc., Christiana Companies, Inc. and C2, Inc. dated as of
             October 14, 1998 (incorporated by reference to Exhibit
             2.19 to the Registration Statement on Form S-4 (Reg. No.
             333-65663) filed October 14, 1998).
   2.8    -- Amendment No. 1 to Amended and Restated Agreement and
             Plan of Merger, by and among Weatherford International,
             Inc., Christiana Acquisition, Inc., Christiana Companies,
             Inc. and C2, Inc. dated as of January 5, 1999
             (incorporated by reference to Exhibit 2.21 to the
             Registration Statement on Form S-4 (Reg. No. 333-65663)
             filed October 14, 1998).
   2.9    -- Amendment No. 2 to Logistic Purchase Agreement, by and
             among Weatherford International, Inc., Total Logistic
             Control, LLC, Christiana Companies, Inc. and C2, Inc.
             dated as of October 12, 1998 (incorporated by reference
             to Exhibit 2.20 to the Registration Statement on Form S-4
             (Reg. No. 333-65663) filed October 14, 1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.10   -- Amendment No. 3 to Logistic Purchase Agreement, by and
             among Weatherford International, Inc., Total Logistic
             Control, LLC, Christiana Companies, Inc. and C2, Inc.
             dated as of January 5, 1999 (incorporated by reference to
             Exhibit 2.22 to the Registration Statement on Form S-4
             (Reg. No. 333-65663) filed October 14, 1998).
   2.11   -- Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc.
             (incorporated by reference to Exhibit 2.1 to Amendment
             No. 1 to the Registrant's Current Report on Form 8-K on
             Form 8-K/A (File No. 1-13086) filed March 9, 1998).
   2.12   -- Amendment No. 1 dated as of April 17, 1998, to the
             Agreement and Plan of Merger dated as of March 4, 1998,
             by and between EVI, Inc. and Weatherford Enterra, Inc.
             (incorporated by reference to Exhibit 2.2 to the
             Registrant's Current Report on Form 8-K (File No.
             1-13086) filed April 21, 1998).
   2.13   -- Amendment No. 2 dated as of April 22, 1998, to the
             Agreement and Plan of Merger dated as of March 4, 1998,
             as amended by and between EVI, Inc. and Weatherford
             Enterra, Inc. (incorporated by reference to Exhibit 2.3
             to the Registrant's Current Report on Form 8-K (File No.
             1-13086) filed April 23, 1998).
   3.1    -- Amended and Restated Certificate of Incorporation of the
             Registrant, as amended (incorporated by reference to
             Exhibit 3.1 to the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1998 (File No.
             1-13086) filed March 31, 1999).
   3.2    -- Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed June 2,
             1998).
   3.3    -- Certificate of Destination of the Registrant's Series A
             Preferred Stock, par value $1.00 per share (incorporated
             by reference to Exhibit 3.3 to the Registration Statement
             on Form S-3 (Reg. No. 333-41344) filed June 13, 2000).
   4.1    -- See Exhibit 3.1 and 3.2 for provisions of the Amended and
             Restated Certificate of Incorporation and Amended and
             Restated By-Laws of the Registrant defining the rights of
             the holders of Common Stock.
   4.2    -- Amended and Restated Credit Agreement dated as of May 27,
             1998, among EVI Weatherford, Inc., EVI Oil Tools Canada
             Ltd., Chase Bank of Texas, National Association, as U.S.
             Administrative Agent, The Bank of Nova Scotia, as
             Documentation Agent and Canadian Agent, ABN AMRO Bank,
             N.V., as Syndication Agent, and the other Lenders defined
             therein, including the forms of Notes (incorporated by
             reference to Exhibit 4.1 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed June 16,
             1998).
   4.3    -- Credit Agreement dated April 26, 2001, among Weatherford
             International, Inc., Weatherford Eurasia Limited,
             Weatherford Eurasia B.V., Bank One, NA, as Administrative
             Agent and Lender, The Royal Bank of Scotland plc, as
             Documentation Agent and Lender, Royal Bank of Canada, as
             Syndication Agent and Lender, ABN AMRO Bank N.V., as
             Syndication Agent and Lender, Banc One Capital Markets,
             Inc., as Lead Arranger and Sole Book Runner, and the
             other Lenders defined therein (incorporated by reference
             to Exhibit 4.4 to the Registration Statement on Form S-3
             (Reg. No. 333-60648) filed May 10, 2001).
   4.4    -- Indenture dated May 17, 1996, between Weatherford
             Enterra, Inc. and Bank of Montreal Trust Company, as
             Trustee (incorporated by reference to Exhibit 4.1 to
             Weatherford Enterra, Inc.'s Current Report on Form 8-K
             (File No. 1-7867) filed May 31, 1996).
   4.5    -- First Supplemental Indenture dated and effective as of
             May 27, 1998, by and among EVI Weatherford, Inc., the
             successor by merger to Weatherford Enterra, Inc., and
             Bank of Montreal Trust Company, as Trustee (incorporated
             by reference to Exhibit No. 4.1 to the Registrant's
             Current Report on Form 8-K (File No. 1-13086) filed June
             2, 1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   4.6    -- Second Supplemental Indenture dated June 30, 2000,
             between Weatherford International, Inc. and The Bank of
             New York, as successor trustee to Bank of Montreal Trust
             (including form of Debenture) (incorporated by reference
             to Exhibit 4.1 to the Registrant's Current Report on Form
             8-K (File No. 1-13086) filed July 10, 2000).
   4.7    -- Third Supplemental Indenture dated November 16, 2001,
             between Weatherford International, Inc. and The Bank of
             New York, as Trustee (incorporated by reference to
             Exhibit 4.11 to the Registration Statement on Form S-3
             (Reg. No. 333-73770) filed November 20, 2001).
   4.8    -- Indenture dated as of October 15, 1997, between EVI, Inc.
             and The Chase Manhattan Bank, as Trustee (incorporated by
             reference to Exhibit 4.13 to the Registration Statement
             on Form S-3 (Reg. No. 333-45207) filed January 29, 1998).
   4.9    -- First Supplemental Indenture dated as of October 28,
             1997, between EVI, Inc. and The Chase Manhattan Bank, as
             Trustee (including form of Debenture) (incorporated by
             reference to Exhibit 4.2 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed November 5,
             1997).
   4.10   -- Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May
             15, 2006 (incorporated by reference to Exhibit 4.2 to
             Weatherford Enterra, Inc.'s Current Report on Form 8-K
             (File No. 1-7867) filed May 31, 1996).
   4.11   -- Sale Agreement dated July 2, 2001, among Weatherford
             Artificial Lift Systems, Inc., Weatherford U.S., L.P. and
             each of their U.S. affiliates who become Originators, as
             Sellers, and W1 Receivables, L.P., as Purchaser
             (incorporated by reference to Exhibit 4.1 to the
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2001 (File No. 1-13086) filed
             August 13, 2001).
   4.12   -- Purchase Agreement dated July 2, 2001, among W1
             Receivables, L.P., as Seller, Weatherford International,
             Inc., as Servicer, and Jupiter Securitization Corporation
             and Bank One, NA (Main Office Chicago), as Agents
             (incorporated by reference to Exhibit 4.2 to the
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2001 (File No. 1-13086) filed
             August 13, 2001).
   4.13   -- Purchase Agreement, dated June 26, 2000, between
             Weatherford International, Inc. and Morgan Stanley & Co.
             Incorporated (incorporated by reference to Exhibit 10.1
             to the Registrant's Current Report on Form 8-K (File No.
             1-13086) filed July 10, 2000).
   4.14   -- Registration Rights Agreement dated June 30, 2000,
             between Weatherford International, Inc. and Morgan
             Stanley & Co. Incorporated (incorporated by reference to
             Exhibit 4.2 to the Registrant's Current Report on Form
             8-K (File No. 1-13086) filed July 10, 2000).
   4.15   -- Registration Rights Agreement dated December 19, 2001, by and among Weatherford ER Acquireco Inc., Weatherford
             International Inc., A. Lynn Biluk, Jamie E. Biluk, N.
             Scott A. Biluk and Tracy L. Biluk. (incorporated by
             reference to Exhibit 4.17 to the Registration Statement
             on Form S-3 (Reg. No. 333-82634) filed February 13,
             2002).
   4.16   -- Exchange Rights Agreement dated December 19, 2001, by and among Weatherford International, Inc., Weatherford Canada
             Ltd., Weatherford ER Acquireco Inc., Jamie E. Biluk, N.
             Scott A. Biluk and Tracy L. Biluk. (incorporated by
             reference to Exhibit 4.17 to the Registration Statement
             on Form S-3 (Reg. No. 333-82634) filed February 13,
             2002).
   4.17   -- Registration Rights Agreement dated November 16, 2001,
             among Weatherford International, Inc. and Credit Suisse
             First Boston Corporation and Lehman Brothers Inc., on
             behalf of the Initial Purchasers (incorporated by
             reference to Exhibit 4.16 to the Registration Statement
             on Form S-3 (Reg. No. 333-73770) filed November 20,
             2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   4.18   -- Registration Rights Agreement, dated as of February 9,
             2001, between WEUS Holding, Inc. and Universal
             Compression Holdings, Inc. (incorporated by reference to
             Exhibit 4.3 to the Registrant's Quarterly Report on Form
             10-Q of Universal Compression Holdings, Inc. (File No.
             1-15843) filed February 14, 2001).
   4.19   -- Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated,
             Donaldson, Lufkin & Jenrette Securities Corporation,
             Credit Suisse First Boston Corporation, Lehman Brothers
             Inc., Prudential Securities Incorporated and Schroder &
             Co. Inc. (incorporated by reference to Exhibit 4.3 to the
             Registrant's Current Report on Form 8-K (File No.
             1-13086) filed November 5, 1997).
  10.1    -- Voting Agreement, dated as of February 9, 2001, among
             Weatherford International, Inc., WEUS Holding, Inc. and
             Universal Compression Holdings, Inc. (incorporated by
             reference to Exhibit 4.1 to the Registrant's Quarterly
             Report on Form 10-Q of Universal Compression Holdings,
             Inc. (File No. 1-15843) filed February 14, 2001).
  10.2    -- Transition Services Agreement dated as of February 9,
             2001, between Weatherford International, Inc. and
             Weatherford Global Compression Services, L.P.
             (incorporated by reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q of Universal
             Compression Holdings, Inc. (File No. 1-15843) filed
             February 14, 2001).
  10.3    -- Distribution Agreement dated as of April 14, 2000,
             between Weatherford International, Inc. and Grant
             Prideco, Inc. (incorporated by reference to Exhibit 2.1
             to the Registration Statement on Form S-3 of Grant
             Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).
  10.4    -- Subordinated Promissory Note to Weatherford
             International, Inc. (incorporated by reference to Exhibit
             4.1 to the Registration Statement on Form S-3 of Grant
             Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).
  10.5    -- Tax Allocation Agreement dated as of April 14, 2000,
             between Weatherford International, Inc. and Grant
             Prideco, Inc. (incorporated by reference to Exhibit 10.11
             to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2000 (File No. 1-13086) filed May
             15, 2000).
  10.6    -- Transition Services Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant
             Prideco, Inc. (incorporated by reference to Exhibit 10.12
             to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2000 (File No. 1-13086) filed May
             15, 2000).
  10.7    -- Preferred Supplier Agreement dated as of March 22, 2000, between Weatherford International, Inc. and Grant
             Prideco, Inc. (incorporated by reference to Exhibit 10.13
             to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2000 (File No. 1-13086) filed May
             15, 2000).
 *10.8    -- Weatherford Enterra, Inc. Non-Employee Director Stock
             Option Plan, as amended and restated (incorporated by
             reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s
             Quarterly Report on Form 10-Q for the quarter ended June
             30, 1997 (File No. 1-7867) filed August 14, 1997).
 *10.9    -- Weatherford International Incorporated 1987 Stock Option
             Plan, as amended and restated (incorporated by reference
             to Exhibit 10.3 to Weatherford Enterra, Inc.'s Annual
             Report on Form 10-K for the year ended December 31, 1996
             (File No. 1-7867) filed March 24, 1997).
 *10.10   -- Weatherford Enterra, Inc. 1991 Stock Option Plan, as
             amended and restated (incorporated by reference to
             Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report
             on Form 10-K for the year ended December 31, 1996 (File
             No. 1-7867) filed March 23, 1997).
 *10.11   -- Weatherford Enterra, Inc. Amended and Restated Employee
             Stock Purchase Plan (incorporated by reference to Exhibit
             4.19 to the Registration Statement on Form S-8 (Reg. No.
             333-53633) filed May 27, 1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *10.12   -- Weatherford Enterra, Inc. Restricted Stock Incentive
             Plan, as amended and restated (incorporated by reference
             to Exhibit 10.6 to Weatherford Enterra, Inc.'s Annual
             Report on Form 10-K for the year ended December 31, 1996
             (File No. 1-7867) filed March 24, 1997).
 *10.13   -- Weatherford International, Inc. Executive Deferred
             Compensation Stock Ownership Plan and Related Trust
             Agreement (incorporated by reference to Exhibit 10.4 to
             the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2000 (File No. 1-13086) filed May
             15, 2000).
 *10.14   -- Weatherford International, Inc. Non-Employee Director
             Deferred Compensation Plan (incorporated by reference to
             Exhibit 10.5 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 2000 (File No.
             1-13086) filed May 15, 2000).
 *10.15   -- Energy Ventures, Inc. 1991 Non-Employee Director Stock
             Option Plan and Form of Agreement (incorporated by
             reference to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended June 30, 1991 (File No.
             1-13086) filed August 8, 1991).
 *10.16   -- Energy Ventures, Inc. 1992 Employee Stock Option Plan, as
             amended (incorporated by reference to Exhibit 4.7 to the
             Registration Statement on Form S-8 (Reg. No. 333-13531)
             filed October 4, 1997).
 *10.17   -- Energy Ventures, Inc. Employee Stock Option Plan
             (incorporated by reference to Exhibit 4.1 to the
             Registration Statement on Form S-8 (Reg. No. 33-31662)
             filed December 5, 1989).
 *10.18   -- Amended and Restated Non-Employee Director Stock Option
             Plan (incorporated by reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1995 (File No. 1-13086) filed
             August 12, 1995).
 *10.19   -- Weatherford International, Inc. 1998 Employee Stock
             Option Plan, including form of agreement for officers
             (incorporated by reference to Exhibit 4.19 to the
             Registration Statement on Form S-8 (Reg. No. 333-81678)
             filed January 30, 2002).
 *10.20   -- Amendment to Stock Option Programs (incorporated by
             reference to Exhibit 4.19 to the Registration Statement
             on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
 *10.21   -- Employment Agreements dated August 1, 2001 with Gary L.
             Warren, Mark E. Hopmann, Burt M. Martin, Lisa W.
             Rodriguez and James N. Parmigiano (incorporated by
             reference to Exhibit 10.3 to the Registrant's Quarterly
             Report of Form 10-Q for the quarter ended September 30,
             2001 (File No. 1-13086) filed November 21, 2001).
 *10.22   -- Employment Agreement dated as of June 15, 1998, between
             EVI Weatherford, Inc. and Philip Burguieres (incorporated
             by reference to Exhibit No. 10.9 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June
             30, 1998 (File No. 1-13086) filed August 14, 1998).
 *10.23   -- Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International,
             Inc. (incorporated by reference to Exhibit 10.41 to the
             Registrant's Annual Report on Form 10-K for the year
             ended December 31, 2000 (File No. 1-13086) filed March
             23, 2001).
 *10.24   -- Employment Agreements with each of Bernard J.
             Duroc-Danner, Frances R. Powell, John C. Coble and Robert
             Stiles (incorporated by reference to Exhibit No. 10.9 to
             the Registrant's Annual Report on Form 10-K for the year
             ended December 31, 1997 (File No. 1-13086) filed March
             27, 1998).
 *10.25   -- Employment Agreements with E. Lee Colley, III, Donald R.
             Galletly and Jon R. Nicholson (incorporated by reference
             to Exhibit 10.21 to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1998 (File No.
             1-13086) filed March 31, 1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *10.26   -- Indemnification Agreements with Robert K. Moses, Jr.
             (incorporated by reference to Exhibit 10.10 to
             Weatherford Enterra, Inc.'s Annual Report on Form 10-K
             for the year ended December 31, 1987 (File No. 1-7867));
             Philip Burguieres (incorporated by reference to Exhibit
             10.4 to Weatherford Enterra, Inc.'s Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1991 (File No.
             1-7867)); William E. Macaulay (incorporated by reference
             to Exhibit 10.2 to Weatherford Enterra, Inc.'s Quarterly
             Report on Form 10-Q for the quarter ended September 30,
             1995 (File No. 1-7867)); and Jon Nicholson (incorporated
             by reference to Exhibit 10.2 to Weatherford Enterra,
             Inc.'s Annual Report on Form 10-K for the year ended
             December 31, 1996 (File No. 1-7867) filed March 24,
             1997).
 *10.27   -- Form of Stock Option Agreement under the Company's
             Employee Stock Option Plan (incorporated by reference to
             Exhibit 4.2 to the Registration Statement on Form S-8
             (Reg. No. 33-31662) filed December 5, 1989).
 *10.28   -- Form of Stock Option Agreement for Non-Employee Directors
             dated September 8, 1998 (incorporated by reference to
             Exhibit 10.23 to the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1998 (File No.
             1-13086) filed March 31, 1999).
 *10.29   -- Form of Amendment to Stock Option Agreements dated
             September 8, 1998 for Non-Employee Directors
             (incorporated by reference to Exhibit 4.17 to the
             Registration Statement on Form S-8 (Reg. No. 333-36598)
             filed May 9, 2000).
 *10.30   -- Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit
             4.16 to the Registration Statement on Form S-8 (Reg. No.
             333-48322) filed October 20, 2000).
 *10.31   -- Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to
             Exhibit 4.19 to the Registration Statement on Form S-8
             (Reg. No. 333-81678) filed January 30, 2002).
 *10.32   -- Form of Warrant Agreement with Robert K. Moses, Jr. dated
             September 8, 1998 (incorporated by reference to Exhibit
             10.24 to the Registrant's Annual Report on Form 10-K for
             the year ended December 31, 1998 (File No. 1-13086) filed
             March 31, 1999).
 *10.33   -- Form of Amendment to Warrant Agreement with Robert K.
             Moses Jr. dated September 8, 1998 (incorporated by
             reference to Exhibit 4.18 to the Registration Statement
             on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
 *10.34   -- Form of Warrant Agreement with Robert K. Moses, Jr. dated
             July 5, 2000 (incorporated by reference to Exhibit 4.17
             to the Registration Statement on Form S-8 (Reg. No.
             333-48322) filed October 20, 2000).
 *10.35   -- Form of Warrant Agreement with Robert K. Moses dated
             September 26, 2001 (incorporated by reference to Exhibit
             4.20 to the Registration Statement on Form S-8 (Reg. No.
             333-81676) filed January 30, 2002).
  10.36   -- Formation Agreement dated as of February 2, 1999, by and among Weatherford International, Inc., Weatherford
             Enterra Compression Company, L.P., General Electric
             Capital Corporation and Global Compression Services, Inc.
             (incorporated by reference to Exhibit 10.1 to the
             Registrant's Current report on Form 8-K (File No.
             1-13086) filed February 5, 1999).
  10.37   -- Limited Partnership Agreement of Weatherford Global
             Compression Services, L.P. dated as of February 2, 1999,
             by and among Weatherford Global Compression Holding,
             L.L.C., Weatherford Enterra Compression Company, L.P. and
             Global Compression Services, Inc. (incorporated by
             reference to Exhibit 10.2 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed February 5,
             1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.38   -- Limited Liability Company Agreement of Weatherford Global
             Compression Holding, L.L.C. dated as of February 2, 1999,
             by and between Weatherford Enterra Compression Company,
             L.P. and Global Compression Services, Inc. (incorporated
             by reference to Exhibit 10.3 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed February 5,
             1999).
  10.39   -- Registration Rights Agreement dated as of February 2,
             1999, among Weatherford Global Compression Services,
             L.P., Weatherford Enterra Compression Company, L.P. and
             Global Compression Services, Inc. (incorporated by
             reference to Exhibit 10.4 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed February 5,
             1999).
  16.1    -- Changes in certifying accountant letter dated August 15,
             2001, from Arthur Andersen LLP to Weatherford
             International, Inc. (incorporated by reference to Exhibit
             16.1 to the Registrant's Current Report on Form 8-K (File
             No. 1-13086) filed August 13, 2001).
 +21.1    -- Subsidiaries of Weatherford International, Inc.
 +23.1    -- Consent of Ernst & Young LLP.
 +23.2    -- Consent of Arthur Andersen LLP.
 +99.1    -- Temporary Note 3T to Article 3 of Regulation S-X.

---------------

 *  Management contract or compensatory plan or arrangement

 +  Filed herewith

     As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any of such instruments to the Securities and Exchange Commission upon request.

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

     (d) Financial Statement Schedule

                                  SCHEDULE II

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                                                              ADDITIONS
                                                       ------------------------
                                          BALANCE AT   CHARGED TO                              BALANCE AT
                                          BEGINNING    COSTS AND                                 END OF
DESCRIPTION                               OF PERIOD     EXPENSES    COLLECTIONS   DEDUCTIONS     PERIOD
-----------                               ----------   ----------   -----------   ----------   ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001:
  Allowance for uncollectible accounts
     receivable.........................   $23,281       $4,543       $2,063       $(11,866)    $18,021
YEAR ENDED DECEMBER 31, 2000:
  Allowance for uncollectible accounts
     receivable.........................   $19,882       $5,158       $  308       $ (2,067)    $23,281
YEAR ENDED DECEMBER 31, 1999:
  Allowance for uncollectible accounts
     receivable.........................   $19,398       $5,083       $  352       $ (4,951)    $19,882

All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 22, 2002.

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

             /s/ BERNARD J. DUROC-DANNER               President, Chief Executive       March 22, 2002
-----------------------------------------------------    Officer, Chairman of the
               Bernard J. Duroc-Danner                   Board and Director
                                                         (Principal Executive
                                                         Officer)

                /s/ LISA W. RODRIGUEZ                  Vice President, Finance and      March 22, 2002
-----------------------------------------------------    Accounting (Principal
                  Lisa W. Rodriguez                      Financial and Accounting
                                                         Officer)

                /s/ PHILIP BURGUIERES                  Director                         March 22, 2002
-----------------------------------------------------
                  Philip Burguieres

                /s/ DAVID J. BUTTERS                   Director                         March 22, 2002
-----------------------------------------------------
                  David J. Butters

                /s/ SHELDON B. LUBAR                   Director                         March 22, 2002
-----------------------------------------------------
                  Sheldon B. Lubar

               /s/ WILLIAM E. MACAULAY                 Director                         March 22, 2002
-----------------------------------------------------
                 William E. Macaulay

                /s/ ROBERT B. MILLARD                  Director                         March 22, 2002
-----------------------------------------------------
                  Robert B. Millard

              /s/ ROBERT K. MOSES, JR.                 Director                         March 22, 2002
-----------------------------------------------------
                Robert K. Moses, Jr.

                 /s/ ROBERT A. RAYNE                   Director                         March 22, 2002
-----------------------------------------------------
                   Robert A. Rayne

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    -- Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding,
             Inc., Enterra Compression Company, Universal Compression
             Holdings, Inc. and Universal Compression, Inc.
             (incorporated by reference to Exhibit 10.1 to the Current
             Report on Form 8-K of Universal Compression Holdings,
             Inc. (File No. 1-15843) and Universal Compression, Inc.
             (File No. 333-48279) filed October 26, 2000).
   2.2    -- Purchase Agreement dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding,
             Inc., Enterra Compression Company, Global Compression
             Services, Inc. and General Electric Capital Corporation
             (incorporated by reference to Exhibit F to the Schedule
             13D, with respect to the common stock of Universal
             Compression Holdings, Inc., filed by Weatherford
             International, Inc. and WEUS Holding, Inc. on November 2,
             2000).
   2.3    -- Agreement and Plan of Reorganization dated September 14,
             1999, among Williams Tool Co., the shareholders of
             Williams Tool Co., the shareholders of Williams Tool Co.
             (Canada) Inc. (formerly 598148 Alberta Ltd.), Weatherford
             International, Inc. and Weatherford Acquisition, Inc.
             (incorporated by reference to Exhibit 10.1 to the
             Registrant's Current Report on Form 8-K (File No.
             1-13086) filed September 24, 1999).
   2.4    -- Share Sale Agreement dated September 2, 1999, between the shareholders of Petroline Wellsystems Limited,
             Weatherford Eurasia Limited and Weatherford
             International, Inc. (including Registration Rights
             Undertaking attached as Annex A)(incorporated by
             reference to Exhibit 10.1 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed September 7,
             1999).
   2.5    -- Acquisition Agreement dated as of May 21, 1999, entered into by and among Weatherford International, Inc., Dailey
             International Inc. and certain subsidiaries of Dailey
             named therein (incorporated by reference to Exhibit 2.1
             to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1999 (File No. 1-13086) filed
             August 16, 1999).
   2.6    -- Amendment No. 1 dated as of May 26, 1998, to the
             Agreement and Plan of Merger dated as of December 12,
             1997 and to the Agreement dated as of December 12, 1997,
             and Logistic Purchase Agreement by and among EVI, Inc.,
             Christiana Acquisition, Inc., Christiana Companies, Inc.,
             C2, Inc. and Total Logistic Control, LLC (incorporated by
             reference to Exhibit 2.18 to the Registration Statement
             on Form S-4, as amended (Reg. No. 333-58741) filed July
             9, 1998).
   2.7    -- Amended and Restated Agreement and Plan of Merger among
             Weatherford International, Inc., Christiana Acquisition,
             Inc., Christiana Companies, Inc. and C2, Inc. dated as of
             October 14, 1998 (incorporated by reference to Exhibit
             2.19 to the Registration Statement on Form S-4 (Reg. No.
             333-65663) filed October 14, 1998).
   2.8    -- Amendment No. 1 to Amended and Restated Agreement and
             Plan of Merger, by and among Weatherford International,
             Inc., Christiana Acquisition, Inc., Christiana Companies,
             Inc. and C2, Inc. dated as of January 5, 1999
             (incorporated by reference to Exhibit 2.21 to the
             Registration Statement on Form S-4 (Reg. No. 333-65663)
             filed October 14, 1998).
   2.9    -- Amendment No. 2 to Logistic Purchase Agreement, by and
             among Weatherford International, Inc., Total Logistic
             Control, LLC, Christiana Companies, Inc. and C2, Inc.
             dated as of October 12, 1998 (incorporated by reference
             to Exhibit 2.20 to the Registration Statement on Form S-4
             (Reg. No. 333-65663) filed October 14, 1998).
   2.10   -- Amendment No. 3 to Logistic Purchase Agreement, by and
             among Weatherford International, Inc., Total Logistic
             Control, LLC, Christiana Companies, Inc. and C2, Inc.
             dated as of January 5, 1999 (incorporated by reference to
             Exhibit 2.22 to the Registration Statement on Form S-4
             (Reg. No. 333-65663) filed October 14, 1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.11   -- Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc.
             (incorporated by reference to Exhibit 2.1 to Amendment
             No. 1 to the Registrant's Current Report on Form 8-K on
             Form 8-K/A (File No. 1-13086) filed March 9, 1998).
   2.12   -- Amendment No. 1 dated as of April 17, 1998, to the
             Agreement and Plan of Merger dated as of March 4, 1998,
             by and between EVI, Inc. and Weatherford Enterra, Inc.
             (incorporated by reference to Exhibit 2.2 to the
             Registrant's Current Report on Form 8-K (File No.
             1-13086) filed April 21, 1998).
   2.13   -- Amendment No. 2 dated as of April 22, 1998, to the
             Agreement and Plan of Merger dated as of March 4, 1998,
             as amended by and between EVI, Inc. and Weatherford
             Enterra, Inc. (incorporated by reference to Exhibit 2.3
             to the Registrant's Current Report on Form 8-K (File No.
             1-13086) filed April 23, 1998).
   3.1    -- Amended and Restated Certificate of Incorporation of the
             Registrant, as amended (incorporated by reference to
             Exhibit 3.1 to the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1998 (File No.
             1-13086) filed March 31, 1999).
   3.2    -- Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed June 2,
             1998).
   3.3    -- Certificate of Destination of the Registrant's Series A
             Preferred Stock, par value $1.00 per share (incorporated
             by reference to Exhibit 3.3 to the Registration Statement
             on Form S-3 (Reg. No. 333-41344) filed June 13, 2000).
   4.1    -- See Exhibit 3.1 and 3.2 for provisions of the Amended and
             Restated Certificate of Incorporation and Amended and
             Restated By-Laws of the Registrant defining the rights of
             the holders of Common Stock.
   4.2    -- Amended and Restated Credit Agreement dated as of May 27,
             1998, among EVI Weatherford, Inc., EVI Oil Tools Canada
             Ltd., Chase Bank of Texas, National Association, as U.S.
             Administrative Agent, The Bank of Nova Scotia, as
             Documentation Agent and Canadian Agent, ABN AMRO Bank,
             N.V., as Syndication Agent, and the other Lenders defined
             therein, including the forms of Notes (incorporated by
             reference to Exhibit 4.1 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed June 16,
             1998).
   4.3    -- Credit Agreement dated April 26, 2001, among Weatherford
             International, Inc., Weatherford Eurasia Limited,
             Weatherford Eurasia B.V., Bank One, NA, as Administrative
             Agent and Lender, The Royal Bank of Scotland plc, as
             Documentation Agent and Lender, Royal Bank of Canada, as
             Syndication Agent and Lender, ABN AMRO Bank N.V., as
             Syndication Agent and Lender, Banc One Capital Markets,
             Inc., as Lead Arranger and Sole Book Runner, and the
             other Lenders defined therein (incorporated by reference
             to Exhibit 4.4 to the Registration Statement on Form S-3
             (Reg. No. 333-60648) filed May 10, 2001).
   4.4    -- Indenture dated May 17, 1996, between Weatherford
             Enterra, Inc. and Bank of Montreal Trust Company, as
             Trustee (incorporated by reference to Exhibit 4.1 to
             Weatherford Enterra, Inc.'s Current Report on Form 8-K
             (File No. 1-7867) filed May 31, 1996).
   4.5    -- First Supplemental Indenture dated and effective as of
             May 27, 1998, by and among EVI Weatherford, Inc., the
             successor by merger to Weatherford Enterra, Inc., and
             Bank of Montreal Trust Company, as Trustee (incorporated
             by reference to Exhibit No. 4.1 to the Registrant's
             Current Report on Form 8-K (File No. 1-13086) filed June
             2, 1998).
   4.6    -- Second Supplemental Indenture dated June 30, 2000,
             between Weatherford International, Inc. and The Bank of
             New York, as successor trustee to Bank of Montreal Trust
             (including form of Debenture) (incorporated by reference
             to Exhibit 4.1 to the Registrant's Current Report on Form
             8-K (File No. 1-13086) filed July 10, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   4.7    -- Third Supplemental Indenture dated November 16, 2001,
             between Weatherford International, Inc. and The Bank of
             New York, as Trustee (incorporated by reference to
             Exhibit 4.11 to the Registration Statement on Form S-3
             (Reg. No. 333-73770) filed November 20, 2001).
   4.8    -- Indenture dated as of October 15, 1997, between EVI, Inc.
             and The Chase Manhattan Bank, as Trustee (incorporated by
             reference to Exhibit 4.13 to the Registration Statement
             on Form S-3 (Reg. No. 333-45207) filed January 29, 1998).
   4.9    -- First Supplemental Indenture dated as of October 28,
             1997, between EVI, Inc. and The Chase Manhattan Bank, as
             Trustee (including form of Debenture) (incorporated by
             reference to Exhibit 4.2 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed November 5,
             1997).
   4.10   -- Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May
             15, 2006 (incorporated by reference to Exhibit 4.2 to
             Weatherford Enterra, Inc.'s Current Report on Form 8-K
             (File No. 1-7867) filed May 31, 1996).
   4.11   -- Sale Agreement dated July 2, 2001, among Weatherford
             Artificial Lift Systems, Inc., Weatherford U.S., L.P. and
             each of their U.S. affiliates who become Originators, as
             Sellers, and W1 Receivables, L.P., as Purchaser
             (incorporated by reference to Exhibit 4.1 to the
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2001 (File No. 1-13086) filed
             August 13, 2001).
   4.12   -- Purchase Agreement dated July 2, 2001, among W1
             Receivables, L.P., as Seller, Weatherford International,
             Inc., as Servicer, and Jupiter Securitization Corporation
             and Bank One, NA (Main Office Chicago), as Agents
             (incorporated by reference to Exhibit 4.2 to the
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2001 (File No. 1-13086) filed
             August 13, 2001).
   4.13   -- Purchase Agreement, dated June 26, 2000, between
             Weatherford International, Inc. and Morgan Stanley & Co.
             Incorporated (incorporated by reference to Exhibit 10.1
             to the Registrant's Current Report on Form 8-K (File No.
             1-13086) filed July 10, 2000).
   4.14   -- Registration Rights Agreement dated June 30, 2000,
             between Weatherford International, Inc. and Morgan
             Stanley & Co. Incorporated (incorporated by reference to
             Exhibit 4.2 to the Registrant's Current Report on Form
             8-K (File No. 1-13086) filed July 10, 2000).
   4.15   -- Registration Rights Agreement dated December 19, 2001, by and among Weatherford ER Acquireco Inc., Weatherford
             International Inc., A. Lynn Biluk, Jamie E. Biluk, N.
             Scott A. Biluk and Tracy L. Biluk. (incorporated by
             reference to Exhibit 4.17 to the Registration Statement
             on Form S-3 (Reg. No. 333-82634) filed February 13,
             2002).
   4.16   -- Exchange Rights Agreement dated December 19, 2001, by and among Weatherford International, Inc., Weatherford Canada
             Ltd., Weatherford ER Acquireco Inc., Jamie E. Biluk, N.
             Scott A. Biluk and Tracy L. Biluk. (incorporated by
             reference to Exhibit 4.17 to the Registration Statement
             on Form S-3 (Reg. No. 333-82634) filed February 13,
             2002).
   4.17   -- Registration Rights Agreement dated November 16, 2001,
             among Weatherford International, Inc. and Credit Suisse
             First Boston Corporation and Lehman Brothers Inc., on
             behalf of the Initial Purchasers (incorporated by
             reference to Exhibit 4.16 to the Registration Statement
             on Form S-3 (Reg. No. 333-73770) filed November 20,
             2001).
   4.18   -- Registration Rights Agreement, dated as of February 9,
             2001, between WEUS Holding, Inc. and Universal
             Compression Holdings, Inc. (incorporated by reference to
             Exhibit 4.3 to the Registrant's Quarterly Report on Form
             10-Q of Universal Compression Holdings, Inc. (File No.
             1-15843) filed February 14, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   4.19   -- Registration Rights Agreement dated November 3, 1997, by and among EVI, Inc., Morgan Stanley & Co. Incorporated,
             Donaldson, Lufkin & Jenrette Securities Corporation,
             Credit Suisse First Boston Corporation, Lehman Brothers
             Inc., Prudential Securities Incorporated and Schroder &
             Co. Inc. (incorporated by reference to Exhibit 4.3 to the
             Registrant's Current Report on Form 8-K (File No.
             1-13086) filed November 5, 1997).
  10.1    -- Voting Agreement, dated as of February 9, 2001, among
             Weatherford International, Inc., WEUS Holding, Inc. and
             Universal Compression Holdings, Inc. (incorporated by
             reference to Exhibit 4.1 to the Registrant's Quarterly
             Report on Form 10-Q of Universal Compression Holdings,
             Inc. (File No. 1-15843) filed February 14, 2001).
  10.2    -- Transition Services Agreement dated as of February 9,
             2001, between Weatherford International, Inc. and
             Weatherford Global Compression Services, L.P.
             (incorporated by reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q of Universal
             Compression Holdings, Inc. (File No. 1-15843) filed
             February 14, 2001).
  10.3    -- Distribution Agreement dated as of April 14, 2000,
             between Weatherford International, Inc. and Grant
             Prideco, Inc. (incorporated by reference to Exhibit 2.1
             to the Registration Statement on Form S-3 of Grant
             Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).
  10.4    -- Subordinated Promissory Note to Weatherford
             International, Inc. (incorporated by reference to Exhibit
             4.1 to the Registration Statement on Form S-3 of Grant
             Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).
  10.5    -- Tax Allocation Agreement dated as of April 14, 2000,
             between Weatherford International, Inc. and Grant
             Prideco, Inc. (incorporated by reference to Exhibit 10.11
             to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2000 (File No. 1-13086) filed May
             15, 2000).
  10.6    -- Transition Services Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant
             Prideco, Inc. (incorporated by reference to Exhibit 10.12
             to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2000 (File No. 1-13086) filed May
             15, 2000).
  10.7    -- Preferred Supplier Agreement dated as of March 22, 2000, between Weatherford International, Inc. and Grant
             Prideco, Inc. (incorporated by reference to Exhibit 10.13
             to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2000 (File No. 1-13086) filed May
             15, 2000).
 *10.8    -- Weatherford Enterra, Inc. Non-Employee Director Stock
             Option Plan, as amended and restated (incorporated by
             reference to Exhibit 10.1 to Weatherford Enterra, Inc.'s
             Quarterly Report on Form 10-Q for the quarter ended June
             30, 1997 (File No. 1-7867) filed August 14, 1997).
 *10.9    -- Weatherford International Incorporated 1987 Stock Option
             Plan, as amended and restated (incorporated by reference
             to Exhibit 10.3 to Weatherford Enterra, Inc.'s Annual
             Report on Form 10-K for the year ended December 31, 1996
             (File No. 1-7867) filed March 24, 1997).
 *10.10   -- Weatherford Enterra, Inc. 1991 Stock Option Plan, as
             amended and restated (incorporated by reference to
             Exhibit 10.4 to Weatherford Enterra, Inc.'s Annual Report
             on Form 10-K for the year ended December 31, 1996 (File
             No. 1-7867) filed March 23, 1997).
 *10.11   -- Weatherford Enterra, Inc. Amended and Restated Employee
             Stock Purchase Plan (incorporated by reference to Exhibit
             4.19 to the Registration Statement on Form S-8 (Reg. No.
             333-53633) filed May 27, 1998).
 *10.12   -- Weatherford Enterra, Inc. Restricted Stock Incentive
             Plan, as amended and restated (incorporated by reference
             to Exhibit 10.6 to Weatherford Enterra, Inc.'s Annual
             Report on Form 10-K for the year ended December 31, 1996
             (File No. 1-7867) filed March 24, 1997).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *10.13   -- Weatherford International, Inc. Executive Deferred
             Compensation Stock Ownership Plan and Related Trust
             Agreement (incorporated by reference to Exhibit 10.4 to
             the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2000 (File No. 1-13086) filed May
             15, 2000).
 *10.14   -- Weatherford International, Inc. Non-Employee Director
             Deferred Compensation Plan (incorporated by reference to
             Exhibit 10.5 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 2000 (File No.
             1-13086) filed May 15, 2000).
 *10.15   -- Energy Ventures, Inc. 1991 Non-Employee Director Stock
             Option Plan and Form of Agreement (incorporated by
             reference to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended June 30, 1991 (File No.
             1-13086) filed August 8, 1991).
 *10.16   -- Energy Ventures, Inc. 1992 Employee Stock Option Plan, as
             amended (incorporated by reference to Exhibit 4.7 to the
             Registration Statement on Form S-8 (Reg. No. 333-13531)
             filed October 4, 1997).
 *10.17   -- Energy Ventures, Inc. Employee Stock Option Plan
             (incorporated by reference to Exhibit 4.1 to the
             Registration Statement on Form S-8 (Reg. No. 33-31662)
             filed December 5, 1989).
 *10.18   -- Amended and Restated Non-Employee Director Stock Option
             Plan (incorporated by reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1995 (File No. 1-13086) filed
             August 12, 1995).
 *10.19   -- Weatherford International, Inc. 1998 Employee Stock
             Option Plan, including form of agreement for officers
             (incorporated by reference to Exhibit 4.19 to the
             Registration Statement on Form S-8 (Reg. No. 333-81678)
             filed January 30, 2002).
 *10.20   -- Amendment to Stock Option Programs (incorporated by
             reference to Exhibit 4.19 to the Registration Statement
             on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
 *10.21   -- Employment Agreements dated August 1, 2001 with Gary L.
             Warren, Mark E. Hopmann, Burt M. Martin, Lisa W.
             Rodriguez and James N. Parmigiano (incorporated by
             reference to Exhibit 10.3 to the Registrant's Quarterly
             Report of Form 10-Q for the quarter ended September 30,
             2001 (File No. 1-13086) filed November 21, 2001).
 *10.22   -- Employment Agreement dated as of June 15, 1998, between
             EVI Weatherford, Inc. and Philip Burguieres (incorporated
             by reference to Exhibit No. 10.9 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June
             30, 1998 (File No. 1-13086) filed August 14, 1998).
 *10.23   -- Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International,
             Inc. (incorporated by reference to Exhibit 10.41 to the
             Registrant's Annual Report on Form 10-K for the year
             ended December 31, 2000 (File No. 1-13086) filed March
             23, 2001).
 *10.24   -- Employment Agreements with each of Bernard J.
             Duroc-Danner, Frances R. Powell, John C. Coble and Robert
             Stiles (incorporated by reference to Exhibit No. 10.9 to
             the Registrant's Annual Report on Form 10-K for the year
             ended December 31, 1997 (File No. 1-13086) filed March
             27, 1998).
 *10.25   -- Employment Agreements with E. Lee Colley, III, Donald R.
             Galletly and Jon R. Nicholson (incorporated by reference
             to Exhibit 10.21 to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1998 (File No.
             1-13086) filed March 31, 1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *10.26   -- Indemnification Agreements with Robert K. Moses, Jr.
             (incorporated by reference to Exhibit 10.10 to
             Weatherford Enterra, Inc.'s Annual Report on Form 10-K
             for the year ended December 31, 1987 (File No. 1-7867));
             Philip Burguieres (incorporated by reference to Exhibit
             10.4 to Weatherford Enterra, Inc.'s Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1991 (File No.
             1-7867)); William E. Macaulay (incorporated by reference
             to Exhibit 10.2 to Weatherford Enterra, Inc.'s Quarterly
             Report on Form 10-Q for the quarter ended September 30,
             1995 (File No. 1-7867)); and Jon Nicholson (incorporated
             by reference to Exhibit 10.2 to Weatherford Enterra,
             Inc.'s Annual Report on Form 10-K for the year ended
             December 31, 1996 (File No. 1-7867) filed March 24,
             1997).
 *10.27   -- Form of Stock Option Agreement under the Company's
             Employee Stock Option Plan (incorporated by reference to
             Exhibit 4.2 to the Registration Statement on Form S-8
             (Reg. No. 33-31662) filed December 5, 1989).
 *10.28   -- Form of Stock Option Agreement for Non-Employee Directors
             dated September 8, 1998 (incorporated by reference to
             Exhibit 10.23 to the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1998 (File No.
             1-13086) filed March 31, 1999).
 *10.29   -- Form of Amendment to Stock Option Agreements dated
             September 8, 1998 for Non-Employee Directors
             (incorporated by reference to Exhibit 4.17 to the
             Registration Statement on Form S-8 (Reg. No. 333-36598)
             filed May 9, 2000).
 *10.30   -- Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit
             4.16 to the Registration Statement on Form S-8 (Reg. No.
             333-48322) filed October 20, 2000).
 *10.31   -- Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to
             Exhibit 4.19 to the Registration Statement on Form S-8
             (Reg. No. 333-81678) filed January 30, 2002).
 *10.32   -- Form of Warrant Agreement with Robert K. Moses, Jr. dated
             September 8, 1998 (incorporated by reference to Exhibit
             10.24 to the Registrant's Annual Report on Form 10-K for
             the year ended December 31, 1998 (File No. 1-13086) filed
             March 31, 1999).
 *10.33   -- Form of Amendment to Warrant Agreement with Robert K.
             Moses Jr. dated September 8, 1998 (incorporated by
             reference to Exhibit 4.18 to the Registration Statement
             on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
 *10.34   -- Form of Warrant Agreement with Robert K. Moses, Jr. dated
             July 5, 2000 (incorporated by reference to Exhibit 4.17
             to the Registration Statement on Form S-8 (Reg. No.
             333-48322) filed October 20, 2000).
 *10.35   -- Form of Warrant Agreement with Robert K. Moses dated
             September 26, 2001 (incorporated by reference to Exhibit
             4.20 to the Registration Statement on Form S-8 (Reg. No.
             333-81676) filed January 30, 2002).
  10.36   -- Formation Agreement dated as of February 2, 1999, by and among Weatherford International, Inc., Weatherford
             Enterra Compression Company, L.P., General Electric
             Capital Corporation and Global Compression Services, Inc.
             (incorporated by reference to Exhibit 10.1 to the
             Registrant's Current report on Form 8-K (File No.
             1-13086) filed February 5, 1999).
  10.37   -- Limited Partnership Agreement of Weatherford Global
             Compression Services, L.P. dated as of February 2, 1999,
             by and among Weatherford Global Compression Holding,
             L.L.C., Weatherford Enterra Compression Company, L.P. and
             Global Compression Services, Inc. (incorporated by
             reference to Exhibit 10.2 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed February 5,
             1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.38   -- Limited Liability Company Agreement of Weatherford Global
             Compression Holding, L.L.C. dated as of February 2, 1999,
             by and between Weatherford Enterra Compression Company,
             L.P. and Global Compression Services, Inc. (incorporated
             by reference to Exhibit 10.3 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed February 5,
             1999).
  10.39   -- Registration Rights Agreement dated as of February 2,
             1999, among Weatherford Global Compression Services,
             L.P., Weatherford Enterra Compression Company, L.P. and
             Global Compression Services, Inc. (incorporated by
             reference to Exhibit 10.4 to the Registrant's Current
             Report on Form 8-K (File No. 1-13086) filed February 5,
             1999).
  16.1    -- Changes in certifying accountant letter dated August 15,
             2001, from Arthur Andersen LLP to Weatherford
             International, Inc. (incorporated by reference to Exhibit
             16.1 to the Registrant's Current Report on Form 8-K (File
             No. 1-13086) filed August 13, 2001).
 +21.1    -- Subsidiaries of Weatherford International, Inc.
 +23.1    -- Consent of Ernst & Young LLP.
 +23.2    -- Consent of Arthur Andersen LLP.
 +99.1    -- Temporary Note 3T to Article 3 of Regulation S-X.

---------------

 *  Management contract or compensatory plan or arrangement

 +  Filed herewith