Form 10-Q
period 2002-03-31
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2002-05-15
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Title of Class                                Outstanding at May 8, 2002
-----------------------------                       --------------------------
Common Stock, par value $1.00                               119,642,273

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARES AND PAR VALUE)

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                         2002              2001
                                                                                     ------------      ------------
                                                                                     (UNAUDITED)
                                     ASSETS

Current Assets:
   Cash and Cash Equivalents ...................................................     $     71,720      $     88,832
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $18,328 and $18,021, Respectively .............................          469,809           462,145
   Inventories .................................................................          525,075           504,986
   Other Current Assets ........................................................          179,202           175,370
                                                                                     ------------      ------------
                                                                                        1,245,806         1,231,333
                                                                                     ------------      ------------

Property, Plant and Equipment, Net .............................................        1,050,725         1,039,616
Goodwill, Net ..................................................................        1,379,292         1,383,272
Other Intangible Assets, Net ...................................................          256,241           104,825
Equity Investments in Unconsolidated Affiliates ................................          490,215           483,038
Other Assets ...................................................................           48,369            54,278
                                                                                     ------------      ------------
                                                                                     $  4,470,648      $  4,296,362
                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt .................     $    299,375      $    190,229
   Accounts Payable ............................................................          177,799           219,630
   Other Current Liabilities ...................................................          351,729           349,738
                                                                                     ------------      ------------
                                                                                          828,903           759,597
                                                                                     ------------      ------------

Long-Term Debt .................................................................          565,504           572,733
Zero Coupon Convertible Senior Debentures ......................................          528,495           524,561
Deferred Tax Liability .........................................................           94,461            94,967
Other Liabilities ..............................................................          101,430           103,764
5% Convertible Subordinated Preferred
   Equivalent Debentures .......................................................          402,500           402,500

Commitments and Contingencies

Stockholders' Equity:
   Common Stock, $1 Par Value, Authorized 250,000,000 Shares,
     Issued 130,827,983 and 129,852,399 Shares, Respectively ...................          130,828           129,852
   Capital in Excess of Par Value ..............................................        1,994,612         1,912,528
   Treasury Stock, Net .........................................................         (293,887)         (294,986)
   Retained Earnings ...........................................................          313,269           268,050
   Accumulated Other Comprehensive Loss ........................................         (195,467)         (177,204)
                                                                                     ------------      ------------
                                                                                        1,949,355         1,838,240
                                                                                     ------------      ------------
                                                                                     $  4,470,648      $  4,296,362
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                     ------------------------------
                                                                                         2002              2001
                                                                                     ------------      ------------
Revenues:
     Products ..................................................................     $    269,175      $    233,874
     Services and Rentals ......................................................          299,074           292,284
                                                                                     ------------      ------------
                                                                                          568,249           526,158

Costs and Expenses:
     Cost of Products ..........................................................          189,887           158,424
     Cost of Services and Rentals ..............................................          201,137           193,077
     Selling, General and Administrative Attributable to Segments ..............           84,562            85,150
     Corporate General and Administrative ......................................            9,280             9,719
     Equity in Earnings of Unconsolidated Affiliates ...........................           (6,853)           (2,758)
                                                                                     ------------      ------------

Operating Income ...............................................................           90,236            82,546
                                                                                     ------------      ------------

Other Expense:
     Interest Expense, Net .....................................................          (20,956)          (14,381)
     Other, Net ................................................................             (963)             (169)
                                                                                     ------------      ------------
Income Before Income Taxes .....................................................           68,317            67,996
Provision for Income Taxes .....................................................          (23,098)          (24,486)
                                                                                     ------------      ------------
Net Income .....................................................................     $     45,219      $     43,510
                                                                                     ============      ============

Earnings Per Share:
     Basic .....................................................................     $       0.38      $       0.39
     Diluted ...................................................................     $       0.36      $       0.37

Weighted Average Shares Outstanding:
     Basic .....................................................................          119,161           110,541
     Diluted ...................................................................          133,807           124,850


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                     ------------------------------
                                                                                         2002              2001
                                                                                     ------------      ------------

Cash Flows from Operating Activities:
  Net Income ...................................................................     $     45,219      $     43,510
  Adjustments to Reconcile Net Income to Net Cash
     Provided (Used) by Operating Activities:
     Depreciation and Amortization .............................................           50,034            47,168
     Amortization of Original Issue Discount ...................................            3,934             3,819
     Equity in Earnings of Unconsolidated Affiliates ...........................           (6,853)           (2,758)
     Deferred Income Tax Provision .............................................            4,310             9,548
     Gain on Sales of Assets ...................................................           (2,398)           (3,482)
     Change in Operating Assets and Liabilities, Net of Effect
       of Businesses Acquired ..................................................          (56,023)         (105,064)
                                                                                     ------------      ------------
       Net Cash Provided (Used) by Operating Activities ........................           38,223            (7,259)
                                                                                     ------------      ------------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ..............................          (19,229)          (42,286)
  Capital Expenditures for Property, Plant and Equipment .......................          (57,344)          (72,268)
  Acquisition of License .......................................................          (65,000)               --
  Acquisition of Minority Interest .............................................               --          (206,500)
  Proceeds from Sales of Assets ................................................           12,143             6,877
                                                                                     ------------      ------------
       Net Cash Used by Investing Activities ...................................         (129,430)         (314,177)
                                                                                     ------------      ------------

Cash Flows from Financing Activities:
  Borrowings on Short-Term Debt, Net ...........................................           88,192           220,875
  Repayments of Long-Term Debt, Net ............................................           (3,443)           (3,054)
  Repayment on Asset Securitization ............................................          (26,461)               --
  Proceeds from Exercise of Stock Options ......................................           17,226             4,241
  Acquisition of Treasury Stock ................................................           (1,419)           (2,226)
                                                                                     ------------      ------------
       Net Cash Provided by Financing Activities ...............................           74,095           219,836
                                                                                     ------------      ------------

Net Decrease in Cash and Cash Equivalents ......................................          (17,112)         (101,600)
Cash and Cash Equivalents at Beginning of Period ...............................           88,832           153,808
                                                                                     ------------      ------------
Cash and Cash Equivalents at End of Period .....................................     $     71,720      $     52,208
                                                                                     ============      ============

Supplemental Cash Flow Information:
  Interest Paid ................................................................     $      7,618      $      6,301
  Income Taxes Paid, Net of Refunds ............................................            6,408             9,213

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                     ------------------------------
                                                                                         2002              2001
                                                                                     ------------      ------------

Net Income .....................................................................     $     45,219      $     43,510
Other Comprehensive Loss:
      Foreign Currency Translation Adjustment ..................................          (18,263)          (19,870)
                                                                                     ------------      ------------
Comprehensive Income ...........................................................     $     26,956      $     23,640
                                                                                     ============      ============



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated condensed financial statements of Weatherford International, Inc. and subsidiaries (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Consolidated Condensed Balance Sheet at March 31, 2002, Consolidated Condensed Statements of Income, Consolidated Condensed Statements of Cash Flow and Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and other footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

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

2.   GOODWILL

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides for the non-amortization of goodwill and other intangible assets with indefinite lives and requires that such assets be tested for impairment on an annual basis. The Company adopted SFAS No. 142 effective January 1, 2002 and has applied the non-amortization provision. SFAS No. 142 requires the first step of the transitional goodwill impairment test be completed by June 30, 2002. The Company is currently in the process of testing for goodwill impairment and evaluating the effect, if any, it will have on its results of operations and financial position. If goodwill impairment is indicated, it will be reflected as a cumulative effect of a change in accounting.

     The following table provides comparative net income and earnings per share information had the non-amortization provision been in effect for all periods presented:

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                            (in thousands, except per
                                                                                                  share amounts)

     Reported net income ............................................................     $     45,219     $     43,510
     Goodwill amortization, net of taxes ............................................               --            8,333
                                                                                          ------------     ------------
     Adjusted net income ............................................................     $     45,219     $     51,843
                                                                                          ============     ============

     Basic earnings per share:
       Reported earnings per share ..................................................     $       0.38     $       0.39
       Goodwill amortization, net of taxes ..........................................               --             0.08
                                                                                          ------------     ------------
       Adjusted earnings per share ..................................................     $       0.38     $       0.47
                                                                                          ============     ============

     Diluted earnings per share:
       Reported earnings per share ..................................................     $       0.36     $       0.37
       Goodwill amortization, net of taxes ..........................................               --             0.07
                                                                                          ------------     ------------
       Adjusted earnings per share ..................................................     $       0.36     $       0.44
                                                                                          ============     ============

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

3.   INTANGIBLE ASSETS

      The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Consolidated Condensed Balance Sheets and have a carrying value of $9.7 million.

      The Company amortizes identifiable intangible assets, excluding goodwill and indefinite-lived intangibles, on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. The components of these other intangible assets are as follows:

                                          MARCH 31, 2002                                  DECEMBER 31, 2001
                           ---------------------------------------------     ---------------------------------------------
                             CARRYING      ACCUMULATED                        CARRYING       ACCUMULATED
                              VALUE        AMORTIZATION          NET            VALUE        AMORTIZATION          NET
                           -----------     ------------      -----------     -----------     ------------      -----------
                                                                   (in thousands)

 Patents .............     $    64,573      $   (10,687)     $    53,886     $    62,135      $    (9,623)     $    52,512
 Licenses ............         187,902           (6,515)         181,387          35,915           (5,929)          29,986
 Covenants not to
    compete ..........          16,279           (6,009)          10,270          16,255           (5,364)          10,891
 Other ...............           1,581             (593)             988           2,423             (697)           1,726
                           -----------      -----------      -----------     -----------      -----------      -----------
                           $   270,335      $   (23,804)     $   246,531     $   116,728      $   (21,613)     $    95,115
                           ===========      ===========      ===========     ===========      ===========      ===========

     Amortization expense was $2.3 million for the quarter ended March 31, 2002 and is expected to be $14.0 million for the remainder of 2002, $17.8 million for 2003, $17.4 million for 2004, $16.6 million for 2005 and $15.7 million for 2006 for the carrying amount of intangible assets as of March 31, 2002.

     On March 1, 2002, the Company obtained a worldwide license to Shell Technology Ventures' ("Shell") expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, the Company received a global license to Shell's expandable tubular intellectual property, existing and future, and immediate access to the U.S. market for use of its Completion System Division's Expandable Sand Screen (ESS(TM)) system for consideration that included $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase the Company's common stock, $1.00 par value ("Common Stock"). The $20.0 million promissory note is classified as Short-Term Borrowings and Current Portion of Long-Term Debt on the accompanying Consolidated Condensed Balance Sheets. In addition, the Company received a 50% reduction in the royalty rate it currently pays for Shell licensed technology. This license will be amortized over the life of the agreement, 17 years.

4.   INVENTORIES

     Inventories by category are as follows:

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                                 (in thousands)

     Raw materials, components and supplies .........................................     $    146,314     $    143,142
     Work in process ................................................................           52,166           49,544
     Finished goods .................................................................          326,595          312,300
                                                                                          ------------     ------------
                                                                                          $    525,075     $    504,986
                                                                                          ============     ============

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

5.   ASSET SECURITIZATION

     In July 2001, the Company entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of the Company's domestic accounts receivables. The Company is permitted to securitize up to $150.0 million under this agreement. If the Company's credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. The Company currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.7 million for the three months ended March 31, 2002 and are included in Interest Expense, Net on the accompanying Consolidated Condensed Statements of Income. The Company had received $114.3 million for purchased interests as of March 31, 2002 and $140.8 million as of December 31, 2001. Retained interests in receivables sold as of March 31, 2002 were $115.0 million and $100.7 million as of December 31, 2001.

6.   SHORT-TERM DEBT

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                                 (in thousands)

     2001 Multi-currency revolving credit facility ..................................     $     89,571     $     90,896
     1998 Revolving credit facility .................................................          150,000           50,048
     Note payable ...................................................................           20,000               --
     Short-term bank loans ..........................................................           12,002           22,528
                                                                                          ------------     ------------
     Total short-term borrowings ....................................................          271,573          163,472
     Current portion of long-term debt ..............................................           27,802           26,757
                                                                                          ------------     ------------
     Short-Term Borrowings and Current Portion of Long-Term Debt ....................     $    299,375     $    190,229
                                                                                          ============     ============

     In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of March 31, 2002, the Company had $160.4 million available under this agreement.

     The Company entered into a five-year unsecured credit agreement in May 1998, which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of March 31, 2002, the Company had $61.7 million available under this facility due to $38.3 million being used to secure outstanding letters of credit.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. As of March 31, 2002, the Company had $12.0 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 2.19% to 7.24%.

7.   INTEREST RATE SWAPS

     As of March 31, 2002, the Company had in effect two interest rate swap agreements to manage the exposure on its $200.0 million 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"). The agreements, entered into on November 15, 2001 and January 8, 2002, effectively modify the Company's exposure to interest risk by converting fixed-rate debt to a floating-rate debt. Under these agreements, on May 15 and November 15 of each year until maturity, the Company will receive interest at the fixed rate of 7 1/4% and will pay a floating rate based on 6-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Liabilities with the offset to Long-Term Debt on the accompanying Consolidated Condensed Balance Sheets. The aggregate fair market value of the swaps was $3.4 million as of March 31, 2002.

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

     Diluted earnings per share for the three months ended March 31, 2002 and 2001 reflects the assumed conversion of the Company's Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures"), as the conversion in these periods is dilutive. Net income for the diluted earnings per share calculation is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Zero Coupon Debentures of $2.8 million and $2.6 million for the three months ended March 31, 2002 and 2001, respectively. The effect of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Convertible Preferred Debentures") on diluted earnings per share is anti-dilutive in both periods and, thus, has no impact.

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                                  (in thousands)

     Basic weighted average shares outstanding ......................................          119,161          110,541
     Dilutive effect of stock option and restricted stock plans .....................            5,549            5,212
     Dilutive effect of Zero Coupon Debentures ......................................            9,097            9,097
                                                                                          ------------     ------------
     Diluted weighted average shares outstanding ....................................          133,807          124,850
                                                                                          ============     ============

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's operations for the periods shown:

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                                 (in thousands)

     Fair value of assets, net of cash acquired .....................................     $     18,998     $     29,515
     Goodwill .......................................................................            3,695           14,957
     Total liabilities ..............................................................           (3,464)          (2,186)
                                                                                          ------------     ------------
     Cash consideration, net of cash acquired .......................................     $     19,229     $     42,286
                                                                                          ============     ============

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

10.  SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business segments into three separate groups as defined by the chief operating decision maker: Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. The Company also historically operated a Compression Services segment, which was merged into a subsidiary of Universal Compression Holdings, Inc. ("Universal") on February 9, 2001 in exchange for 13.75 million shares of Universal common stock. The amounts reported for this segment include results through the date of the merger.

     The Company's Drilling and Intervention Services segment provides a wide range of oilfield products and services, including downhole drilling and intervention services, proprietary drilling equipment and rentals, well installation services, cementing products and underbalanced drilling services.

     The Company's Completion Systems segment provides completion products and systems including expandable systems, intelligent well technology, packers, liner hangers, well screens, flow control and inflatable packers.

     The Company's Artificial Lift Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift, gas lift systems, electrical submersible pumps, hydraulic lift systems and other lift systems. This segment also offers well optimization and remote monitoring and control services.

     The Company's Compression Services segment historically packaged, rented and sold parts and provided services for gas compressor units over a broad horsepower range.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     Financial information by industry segment for each of the three months ended March 31, 2002 and 2001 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                                 (in thousands)
     Revenues from unaffiliated customers:
          Drilling and Intervention Services ........................................     $    313,349     $    284,598
          Completion Systems ........................................................           92,312           74,112
          Artificial Lift Systems ...................................................          162,588          140,509
          Compression Services ......................................................               --           26,939
                                                                                          ------------     ------------
                                                                                          $    568,249     $    526,158
                                                                                          ============     ============

     EBITDA (a):
          Drilling and Intervention Services ........................................     $    102,468     $     98,104
          Completion Systems ........................................................           12,634           10,906
          Artificial Lift Systems ...................................................           27,072           22,779
          Compression Services ......................................................               --            3,587
          Corporate (b) .............................................................           (1,904)          (5,662)
                                                                                          ------------     ------------
                                                                                          $    140,270     $    129,714
                                                                                          ============     ============

     Depreciation and amortization:
          Drilling and Intervention Services ........................................     $     37,529     $     27,749
          Completion Systems ........................................................            6,436            7,063
          Artificial Lift Systems ...................................................            5,546            6,873
          Compression Services ......................................................               --            4,184
          Corporate (b) .............................................................              523            1,299
                                                                                          ------------     ------------
                                                                                          $     50,034     $     47,168
                                                                                          ============     ============

     Operating income (loss):
          Drilling and Intervention Services ........................................     $     64,939     $     70,355
          Completion Systems ........................................................            6,198            3,843
          Artificial Lift Systems ...................................................           21,526           15,906
          Compression Services ......................................................               --             (597)
          Corporate (b) .............................................................           (2,427)          (6,961)
                                                                                          ------------     ------------
                                                                                          $     90,236     $     82,546
                                                                                          ============     ============

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under accounting principles generally accepted in the United States, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to those of another company.

(b)  Includes Equity in Earnings of Unconsolidated Affiliates.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     As of March 31, 2002, total assets were $1,981.0 million for Drilling and Intervention Services, $1,014.5 million for Completion Systems, $893.3 million for Artificial Lift Systems and $581.8 million for Corporate. Total assets as of December 31, 2001, were $1,976.4 million for Drilling and Intervention Services, $853.7 million for Completion Systems, $930.7 million for Artificial Lift Systems and $535.6 million for Corporate.

     Net goodwill as of March 31, 2002 was $603.4 million for Drilling and Intervention Services, $422.3 million for Completion Systems and $353.6 million for Artificial Lift Systems. As of December 31, 2001, net goodwill was $593.0 million for Drilling and Intervention Services, $435.1 million for Completion Systems and $355.2 million for Artificial Lift Systems. Amounts included in goodwill related to recent acquisitions are based on preliminary information and are subject to change when final information is obtained.

11.  SUBSEQUENT EVENTS

     The Company has developed a corporate restructuring plan to change its place of incorporation from Delaware to Bermuda. Under the proposed plan, which is subject to the approval of the Company's stockholders, Weatherford International Ltd., a newly formed Bermuda company, would become the parent holding company of Weatherford International, Inc. Upon completion of the proposed restructuring, the Company's stockholders would receive one common share of Weatherford International Ltd. for each share of Common Stock that they hold. The new common shares of Weatherford International Ltd. will have substantially the same attributes as a current share of Common Stock. On April 5, 2002, the Company announced the approval by the Board of Directors of the proposed corporate restructuring plan. A special meeting of stockholders to vote on the corporate restructuring plan is expected to be held mid-2002. Pending stockholder approval, the Company intends to complete the proposed corporate restructuring promptly after the stockholders' vote, although the Board of Directors may delay completion of the proposed corporate restructuring for some period of time after stockholder approval pending receipt of third party consents or for other business reasons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our business is conducted through three principal operating divisions: (1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. In addition to these operations, we historically operated a Compression Services Division. On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal, or approximately 45% of Universal's outstanding common stock.

     The following is a discussion of our results of operations for the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with our financial statements that are included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 included in our Annual Report on Form 10-K.

     This discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements." We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations. We acquire numerous companies every year and focus on integration efforts so that we may realize the benefits each acquisition provides.

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and price of oil and natural gas. Certain of our products and services, such as our well installation services and well completion services, are dependent on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our artificial lift systems, are dependent on production activity. We currently estimate that around two-thirds of our operations are reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain statistics that are reflective of historical market conditions:

                                                  HENRY HUB     NORTH AMERICAN     INTERNATIONAL
                                WTI OIL (1)        GAS (2)       RIG COUNT (3)     RIG COUNT (3)
                                ------------     ------------   --------------     -------------

     March 31, 2002 .......     $      26.31     $      3.283            1,183              737
     December 31, 2001 ....            19.84            2.570            1,185              747
     March 31, 2001 .......            26.29            5.025            1,619              727

(1) Price per barrel of West Texas Intermediate crude oil as of March 31 and December 31 - Source: Applied Reasoning, Inc.

(2)  Price per MM/BTU as of March 31 and December 31 - Source: Oil World

(3)  Average rig count for the applicable month - Source: Baker Hughes Rig Count

     The oil and gas industry has been subject to extreme volatility in the last few years. During 2000, due to the supply and demand imbalances that caused the increase in the price of oil and gas, we experienced steady improvements in the demand for our products and services, which continued through the first nine months of 2001.

     In the U.S., the level of rig activity began to decline in the third quarter of 2001. The U.S. rig count peaked at 1,293 rigs in July 2001 and by the end of April 2002, the count decreased to 766 rigs. Natural gas prices declined from a high of $9.82 per mcf in 2001 to a low of $1.91 in late January. Recently it has increased to approximately $3.75 per mcf. We do not expect a continued decline in the North American markets, in fact, we expect to see the initial signs of recovery late in the first half of 2002.

     Drilling activity outside North America is somewhat less volatile than the North American market. Due to the significant investment and complexity surrounding international projects, drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing as most contracts span two to three years. International rig activity remained relatively constant throughout 2001 and the first quarter of 2002, at approximately 750 rigs. Our customer's international spending is expected to improve modestly during 2002; however, we expect international demand for our products and services to exceed the expected industry-wide increase in international market activity, as we leverage our technology offerings and expand our market share. In general, we expect the markets and our business strategies to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES AND COMPLETION SYSTEMS. These divisions are expected to see slight improvements in the second quarter and through year-end as compared to the first quarter in the eastern hemisphere markets. By fourth quarter, revenue levels in the eastern hemisphere are expected to rise approximately 15% over first quarter levels. We expect the increase in revenue will be supported by increased activity, as well as market share gains through our technology product offerings, underbalanced drilling systems and expandable products. We expect our Latin American operations to remain at first quarter levels throughout 2002. U.S. markets are expected to be relatively flat with improvements beginning late in the second quarter. While we expect consistent U.S. and Latin American activity in the second quarter, this period's results will be negatively impacted by the Canadian seasonal downturn, as these divisions derive approximately 8% of their revenues from Canada.

     ARTIFICIAL LIFT SYSTEMS. We expect that our Artificial Lift Systems Division's second quarter revenue will be consistent with first quarter levels due to increased revenues from new product offerings and international market penetration offset by the impact of the Canadian seasonal downturn. In the first quarter, Artificial Lift realized 31% of its top line in Canada. This division will benefit from any shift in priority that our customers place on oil projects rather than natural gas projects in light of lower natural gas prices.

     In addition to reliance upon drilling and production activity, the level of each division's contribution will be dependent on our ability to react to shifting market demand and our ability to successfully market our technology product offerings.

     Overall, the level of results of operations for our businesses for the remainder of 2002 will be heavily dependent on the worldwide industrial production and our ability to react to the changes in the industry. In addition, the strength of the industry will be highly dependent on many other external factors, such as world economic conditions, terrorist-related instability, currency exchange rates, member country compliance with Organization of Petroleum Exporting Countries quotas and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, investments, intangible assets and goodwill, income taxes and contingent liabilities. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe are the most critical to our reporting of results of operations and financial position are as follows:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     The following charts contain selected financial data comparing our results for the three months ended March 31, 2002 and March 31, 2001:

     COMPARATIVE FINANCIAL DATA

                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                           ($ in thousands, except per
                                                                                                    share data)

     Revenues .......................................................................     $    568,249     $    526,158
     Gross Profit ...................................................................          177,225          174,657
     Gross Profit % .................................................................             31.2%            33.2%
     Selling, General and Administrative Attributable to Segments ...................     $     84,562     $     85,150
     Corporate General and Administrative ...........................................            9,280            9,719
     Operating Income ...............................................................           90,236           82,546
     Net Income .....................................................................           45,219           43,510
     Net Income Excluding Goodwill Amortization, Net of Taxes .......................           45,219           51,843
     EBITDA (a) .....................................................................          140,270          129,714
     Net Income per Diluted Share ...................................................             0.36             0.37
     Net Income per Diluted Share Excluding Goodwill Amortization,
        Net of Taxes ................................................................             0.36             0.44
     Cash Provided (Used) by Operating Activities ...................................           38,223           (7,259)

(a) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under accounting principles generally accepted in the United States, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to those of another company.

     SALES BY GEOGRAPHIC REGION

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
     REGION:

     U.S. ...........................................................................               35%              43%
     Canada .........................................................................               14               19
     Europe and West Africa .........................................................               19                9
     Latin America ..................................................................                8               11
     Middle East and North Africa ...................................................               11                7
     Asia Pacific ...................................................................               13               11
                                                                                          ------------     ------------
         Total ......................................................................              100%             100%
                                                                                          ============     ============

     A discussion of our consolidated results for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 follows:

o Revenues in the first quarter of 2002 increased $69.0 million, or 13.8%, from the first quarter of 2001, excluding the impact of our Compression Services Division. North American revenues declined 7.3% compared to a quarterly average rig count reduction of 27.7%. International revenues improved 45.8% with only a marginal improvement in international quarterly average rig count. Acquisitions and technology revenues contributed to our favorable performance as compared to rig count in both North America and internationally. Revenues from our technology products, including underbalanced services, expandables and intelligent well, increased $18.1 million due to market acceptance of our technology products.

o Our gross profit as a percentage of revenues decreased from 33.2% in the first quarter of 2001 to 31.2% in the first quarter of 2002. Lower margins reflect pricing pressures and lower volumes in a declining domestic market.

o Selling, general and administrative expenses attributable to segments decreased as a percentage of revenues from 16.2% in the first quarter of 2001 to 14.9% in the first quarter of 2002. The change primarily reflects the non-amortization of goodwill in 2002. Goodwill amortization attributable to segments for the first quarter of 2001 was $8.5 million.

o Our equity in earnings for the first quarter of 2002 compared to the first quarter of 2001 increased $4.1 million primarily related to a full quarter of equity income related to our investment in Universal and non-amortization of goodwill related to this investment.

o Interest expense, net for the first three months of 2002 increased $6.6 million from the same period of 2001 primarily due to the interest associated with our $350 million senior notes issued in November 2001.

o Our effective tax rate for the first quarter of 2002 was 33.8% and 36.0% for the first quarter of 2001. The difference primarily reflects the impact of the non-amortization of goodwill on earnings before tax in 2002.

     SEGMENT RESULTS

       DRILLING AND INTERVENTION SERVICES

     In the first quarter of 2002, our Drilling and Intervention Services Division continued to see improvements in both revenue and EBITDA compared to the first quarter of 2001. This division benefited from acquisitions and international gains. The U.S. market started to weaken in the third quarter of 2001 and continued its decline through the first quarter of 2002. As a result, we experienced lower volume and pricing pressures that decreased our U.S. revenues by 21.0% from the first quarter of 2001.

     We did see improvements in all international markets, except in Latin America. The region that experienced the greatest gains was Europe and West Africa with an improvement of 106.4%, in part this increase was due to our 2001 acquisitions. Underbalanced services revenues in the first quarter of 2002 increased approximately 34% from the same period of 2001.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the first quarter of 2002 and 2001:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                                 ($ in thousands)

     Revenues .......................................................................     $    313,349     $    284,598
     Gross Profit ...................................................................           99,435          102,879
     Gross Profit % .................................................................             31.7%            36.1%
     Selling, General and Administrative ............................................     $     34,496     $     32,524
     Operating Income ...............................................................           64,939           70,355
     EBITDA .........................................................................          102,468           98,104

     A discussion of the results of our Drilling and Intervention Services Division for the first quarter of 2002 compared to the first quarter of 2001 follows:

o Our North American revenues for the first quarter of 2002 declined by 17.6% over the comparable period of 2001. Pricing pressures and a decrease in the quarterly average North American rig count of 27.7% contributed to this downturn.

o Our international revenues, excluding Canada, increased 51.1% from the first quarter of 2001 primarily due to an increase of $6.7 million in underbalanced services international revenues and our 2001 acquisitions.

o Gross profit as a percentage of revenues decreased by 12.2% from the first quarter of 2001 to the first quarter of 2002. The lower margins primarily reflect the impact of the pricing pressures and lower volumes felt in the U.S. market.

o Selling, general and administrative expenses decreased as a percentage of revenues from 11.4% in the first quarter of 2001 to 11.0% in the first quarter of 2002. The decrease primarily reflects the non-amortization of goodwill partially offset by costs associated with the expansion of our underbalanced services infrastructure. Goodwill amortization for the first quarter of 2001 was $2.6 million.

     COMPLETION SYSTEMS

     Our Completion Systems Division showed strong gains in the first quarter of 2002 as compared to the first quarter of 2001, although down from the fourth quarter of 2001. The gains made since the first quarter of 2001 were primarily related to technology products and the benefits of acquisitions. Technology-related products, primarily expandables, contributed $7.7 million to the revenue gain and acquisitions contributed more than $14 million.

     The following chart sets forth data regarding the results of our Completion Systems Division for the first quarter of 2002 and 2001:

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                                ($ in thousands)

     Revenues .......................................................................     $     92,312     $     74,112
     Gross Profit ...................................................................           22,275           20,225
     Gross Profit % .................................................................             24.1%            27.3%
     Selling, General and Administrative ............................................     $     16,077     $     16,382
     Operating Income ...............................................................            6,198            3,843
     EBITDA .........................................................................           12,634           10,906

     A discussion of the results of our Completion Systems Division for the first quarter of 2002 compared to first quarter of 2001 follows:

o Revenues for this division increased 24.6% in the first quarter of 2002 compared to the same period last year. On a geographical basis, excluding acquisitions, Europe and West Africa experienced the strongest gains with improved revenue contributions of 75.5%. Revenues in North America decreased 17.9% in the first quarter of 2002 compared to the first quarter of 2001, excluding acquisitions, primarily due to the quarterly average rig count decline of 27.7%.

o Gross profit as a percentage of revenues decreased primarily due to pricing pressures, product mix and an increase in research and engineering expense of $2.7 million.

o Selling, general and administrative expenses as a percentage of revenues decreased from 22.1% in the first quarter of 2001 to 17.4% in the same period in 2002. The decrease is primarily due to the non-amortization of goodwill. Goodwill amortization for the first quarter of 2001 was $2.8 million.

     ARTIFICIAL LIFT SYSTEMS

     Revenues for our Artificial Lift Systems Division increased 15.7% from the first quarter 2001 levels primarily due to the contributions made by our 2001 acquisitions and market acceptance of the division's new technology product line, production optimization. Gains made by our acquisitions and technology growth were partially offset by a decline in the North American market, which is this division's predominant region of operation.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the first quarters of 2002 and 2001:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                                 ($ in thousands)

     Revenues .......................................................................     $    162,588     $    140,509
     Gross Profit ...................................................................           55,515           47,599
     Gross Profit % .................................................................             34.1%            33.9%
     Selling, General and Administrative ............................................     $     33,989     $     31,693
     Operating Income ...............................................................           21,526           15,906
     EBITDA .........................................................................           27,072           22,779

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the first quarter of 2002 compared to the first quarter of 2001 follows:

o Excluding North American incremental revenue from 2001 acquisitions of more than $13 million, revenues decreased 7.9%. The decline was primarily due to a lower activity level as evidenced by a North American oil rig count reduction of approximately 35%. The decreased activity level impacted both volume and pricing.

o International revenues increased 10.1% excluding 2001 acquisitions, which contributed more than $11 million in revenues.

o Selling, general and administrative expenses decreased as a percentage of revenues from 22.6% in the first quarter of 2001 to 20.9% in the comparable quarter this year. The decrease is primarily attributable to the non-amortization of goodwill. Goodwill amortization for the first quarter of 2001 was $2.3 million.

     COMPRESSION SERVICES

     On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock, which approximated 48% of Universal's outstanding shares. Subsequent to the merger, Universal issued additional shares of common stock and our ownership declined to 45%. During 2001, up to the merger date, the Compression Services Division contributed $26.9 million of revenues, $3.6 million of EBITDA and an operating loss of $0.6 million to our consolidated results.

     Subsequent to the merger date, we began recording equity in earnings of unconsolidated affiliates based on our portion of Universal's net income. The compression businesses that were not included in the merger have been combined with our Artificial Lift Systems Division.

CORPORATE RESTRUCTURING

     We have developed a corporate restructuring plan to change our place of incorporation from Delaware to Bermuda. Under the proposed plan, which is subject to the approval of our stockholders, Weatherford International Ltd., a newly formed Bermuda company, would become our parent holding company. Upon completion of the proposed restructuring, our stockholders would receive one common share of Weatherford International Ltd. for each share of our common stock that they hold. The new common shares of Weatherford International Ltd. will have substantially the same attributes as a current share of our common stock. On April 5, 2002, we announced the approval by our Board of Directors of our proposed corporate restructuring plan. A special meeting of stockholders to vote on the corporate restructuring plan is expected to be held mid-2002. Pending stockholder approval, we intend to complete our proposed corporate restructuring promptly after the stockholders' vote, although the Board of Directors may delay completion of our proposed corporate restructuring for some period of time after stockholder approval pending receipt of third party consents or for other business reasons.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are current reserves of cash, cash generated from operations, proceeds from our asset securitization and borrowings under bank lines of credit. We are currently reviewing acquisitions in our markets. Depending on the size and timing of an acquisition, we could require additional capital in the form of either debt, equity or both.

CASH FLOWS

     As of March 31, 2002, our cash and cash equivalents were $71.7 million, a net decrease of $17.1 million from December 31, 2001, which was primarily attributable to the following:

o    Acquisition of the Shell license for $65.0 million.

o    Cash inflows from operating activities of $38.2 million.

o    Capital expenditures for property, plant and equipment of $57.3 million.

o Acquisition of new businesses of approximately $19.2 million in cash, net of cash acquired.

o    Repayment on our asset securitization of $26.5 million.

o Borrowings, net of repayments, on long-term debt and short-term facilities of $84.7 million.

o    Proceeds from stock option activity of $17.2 million.

o    Proceeds from the sales of assets of $12.1 million.

SOURCE OF LIQUIDITY

     Our operating cash flow is directly related to our business and the segments in which we operate. Should market conditions deteriorate, or should we experience unforeseen declines in results of operations, cash flows may be reduced.

     We anticipate that we will rely primarily upon existing cash balances and cash flows from operating activities to maintain liquidity and fulfill obligations of our current operations. We may also use credit facilities to maintain liquidity for short term needs.

     Banking Facilities

     In April 2001, we entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of March 31, 2002, $160.4 million was available under this credit facility.

     We have a five-year unsecured revolving credit facility, dated May 1998, that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of March 31, 2002, $61.7 million was available under this facility due to amounts outstanding and $38.3 million which was used to secure outstanding letters of credit.

     Our credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facilities. The committed revolving credit facilities do not contain any provision which makes their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At March 31, 2002, we had $12.0 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 2.19% to 7.24%.

     Asset Securitization

     In July 2001, we entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of our domestic accounts receivables. We are permitted to securitize up to $150.0 million under this agreement. If our credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. We currently pay a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.7 million for the three months ended March 31, 2002. We had received

$114.3 million for purchased interests and had retained interests in receivables sold of $115.0 million as of March 31, 2002.

     Shelf Registration Statement

     In February 2002, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. This registration statement, which the SEC declared effective on February 28, 2002, covers the future issuance of various types of securities, including debt, common stock, preferred stock, warrants and units, up to an aggregate offering price of $750.0 million. There has been no issuance of securities under this shelf registration statement.

CONTRACTUAL OBLIGATIONS

     Our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods have not changed materially, other than as detailed below, since December 31, 2001.

     Derivative Instruments

     As of March 31, 2002, we had in effect two interest rate swap agreements to manage the exposure on our $200.0 million 7 1/4% Senior Notes. The objective of the swaps is to protect the debt against changes in fair value and to take advantage of the interest rates available in the current economic environment. Under these agreements, on May 15 and November 15 of each year until maturity, we will receive interest at the fixed rate of 7 1/4% and will pay a floating rate based on 6-month LIBOR. The interest rate differential to be received or paid on the swaps is recognized over the life of the swaps as an adjustment to interest expense. As of March 31, 2002, the aggregate fair market value of the swap agreements was a $3.4 million liability.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment during the three months ended March 31, 2002 were $57.3 million and primarily related to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures for 2002 are expected to be approximately $250.0 million. Our depreciation expense during the three months ended March 31, 2002 was $47.7 million.

     Shell License

     On March 1, 2002, we obtained a worldwide license to Shell Technology Ventures' expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, we received a global license to Shell's expandable tubular intellectual property, existing and future, and immediate access to the U.S. market for use of our Completion
System Division's Expandable Sand Screen (ESS(TM)) system for consideration that includes $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase our common stock. In addition, we received a 50% reduction in the royalty rate we currently pay for Shell licensed technology. The license will be amortized over the life of the agreement, 17 years.

     Zero Coupon Convertible Senior Debentures

     On June 30, 2000, we completed the private placement of $910 million face amount of our Zero Coupon Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of March 31, 2002, the amount recorded on our balance sheet was $528.5 million, net of original issue discount.

     Holders may convert the Zero Coupon Debentures into shares of our common stock at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or an initial conversion price of $55.1425 per share of common stock. The effective conversion price will increase as the accreted value of the Zero Coupon Debentures increases. We may redeem the Zero Coupon Debentures on or after June 30, 2005 at the accreted discounted amount at the time of redemption as provided for in the indenture agreement. The holders also may require us to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted discounted amount at the time of repurchase. We may, at our election, repurchase the debentures in cash, common stock or a combination thereof.

EXPOSURES

     Industry Exposure

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

     Litigation and Environmental Exposure

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is possible, however, that an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring.

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

     Terrorism Exposure

     The terrorist attacks that took place in the U.S. on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our businesses. The long-term effects of the September 11, 2001 attacks on our businesses are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our businesses for the short- or long-term in ways that cannot presently be predicted.

     International Exposure

     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and change in global trade policies that may:

o    disrupt oil and gas exploration and production activities;

o    negatively impact results of operations;

o    restrict the movement of funds;

o    inhibit our ability to collect receivables;

o    lead to U.S. government or international sanctions; and

o    limit access to markets for periods of time.

     Currency Exposure

     A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries were used as legal tender through January 1, 2002. Thereafter, the legacy currencies were canceled, and the Euro bills and coins are used.
The transition to the Euro did not have a significant impact on our consolidated condensed financial statements or our business operations.

     Approximately 33% of our net assets from continuing operations are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our consolidated condensed balance sheets. We recorded an $18.3 million adjustment to our equity account for the three months ended March 31, 2002 primarily to reflect the net impact of the Argentinean Peso and British Pound against the U.S. dollar. We recognize remeasurement and transactional gains and losses on currencies in our consolidated condensed statements of income. During the three months ended March 31, 2002, we were negatively impacted by the devaluations in both Argentina and Venezuela. Our earnings per share decreased by approximately $0.03 due to these devaluations.

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

          A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand balance, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, there was a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In the last few months, there has been a modest increase and stabilization of prices for oil and natural gas. In addition, the United States economy and most foreign economies appear to have stabilized in the last few months despite their weakening in the prior periods. If an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed that material declines during 2002 will be limited to North and Latin America. Furthermore, our forward-looking statements regarding our drilling and completion products and services assume a modest improvement in the international rig count during 2002 and that no extended material declines in the North American rig count will occur.

          Our results are dependent upon our ability to react to the current market environment. During the fourth quarter of 2001 and 2002 to date, we have implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. Our forward-looking statements assume these measures will generate the savings expected and, if the markets continue to decline, that any additional actions we pursue will be adequate to achieve the desired savings.

          A material disruption in our manufacturing could adversely affect some divisions of our business. Our forward-looking statements assume that any manufacturing expansion and consolidation will be completed without any further material disruptions. If there are any additional disruptions or excess costs associated with the manufacturing changes, our results could be adversely affected.

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

          Our long-term growth strategy is dependent upon technological advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our current products and services, to obtain new technologically-advanced value-added products through internal research and development and/or acquisitions and to then expand the markets for the technology through the leverage of our worldwide infrastructure. These technological advances include our underbalanced drilling technology, expandable technology, rotary expansion systems and the recently added production optimization and fiber optic sensor technology. Our forward-looking statements have assumed above average growth from these new products and services during 2002.

          Currency fluctuations could have a material adverse financial impact on our business. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

          Political disturbances, war, terrorist attacks and changes in global trade policies could adversely impact our operations. Political disturbances, war, terrorist attacks and changes in global trade policies could impact our operations in these markets. We have assumed that there will be no material political disturbances, war, or terrorist attacks and that there will be no material changes in global trade policies.

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

          Unanticipated changes in tax laws related to corporate restructuring could have an adverse effect on our corporate restructuring plan. Any change in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities would likely affect our corporate restructuring plan.

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC. For additional information regarding risks and uncertainties, see our other current year filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, available free of charge at the SEC's website at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are currently exposed to market risk from changes in foreign currency rates, changes in interest rates and changes in equity prices. A discussion of our market risk exposure in financial instruments follows.

FOREIGN CURRENCY EXCHANGE RATES

     Because we operate in virtually every oil and gas exploration and production region in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. Although most of our international revenues are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations are also generally denominated in the same currency. During the three months ended March 31, 2002, our earnings per share were negatively impacted by approximately $0.03 due to the significant devaluations in Argentina and Venezuela.

     Assets and liabilities of foreign subsidiaries in which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the stockholders' equity section on our balance sheet. Approximately 33% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $18.3 million adjustment to our equity account for the three months ended March 31, 2002 to reflect the net impact of the change in the Argentinean Peso and British Pound against the U.S. dollar.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Our long-term borrowings subject to interest rate risk primarily consist of the $350.0 million principal of the 6 5/8% Senior Notes due 2011, $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the $910.0 million Zero Coupon Senior Convertible Debentures due 2020. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of March 31, 2002, the fair market value of the 6 5/8% Senior Notes was $336.4 million. The fair value of the 7 1/4% Senior Notes was $205.8 million as of March 31, 2002. The fair value of both Senior Notes is principally dependent on changes in prevailing interest rates. As of March 31, 2002, the fair market value of the Convertible Preferred Debentures was $389.6 million, and the fair market value of the Zero Coupon convertible Debentures was $589.2 million. The fair market value of the Convertible Preferred Debentures and the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current stock price as it relates to the conversion price of $53.34 per share and $55.1425 per share of our common stock, respectively.

     As of March 31, 2002, we had two interest rate swaps, which convert fixed rate debt to variable rate debt. Our interest rate swaps hedge the 7 1/4% fixed rate Senior Notes and are a liability with an aggregate fair value of $3.4 million at March 31, 2002. Under the interest rate swap agreements, each counter party pays a fixed rate of 7 1/4% interest and we pay a variable interest rate based on published 6-month LIBOR. The payments under the agreements are settled on May 15 and November 15 of each year until May 2006 and coincide with the interest payment dates on the hedged debt instrument.

     We have various other long-term debt instruments but believe that the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $271.6 million at March 31, 2002 approximate fair market value.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

+10.1 -   Licence Agreement among Shell Technology Ventures Inc.,
          Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March
          1, 2002, as amended on April 29, 2002.

+10.2 -   Framework Agreement between Shell Technology Ventures Limited and
          Weatherford International, Inc. dated March 1, 2002, as amended on
          April 19, 2002.

+10.3 -   Promissory Note to Shell Technology Ventures, Inc. dated February 28,
          2002.

+10.4 -   Warrant Agreement between Shell Technology Ventures Inc. and
          Weatherford International, Inc. dated February 28, 2002.

----------

+ Filed herewith

     (b)  Reports on Form 8-K:

          1. Current Report on Form 8-K dated March 1, 2002, announcing the signing of the expandable technology agreements with Shell Technology Ventures Inc. and Shell Technology Ventures Limited.

          2. Current Report on Form 8-K dated January 30, 2002, announcing the following:

               (i) the Company's earnings for the quarter ended December 31, 2002, and

               (ii) the re-launch of the Weatherford/Association of Energy
                    Service Companies (AESC) Service Oil Rig Count.

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


                                         /s/ Lisa W. Rodriguez
                                         ---------------------------------------
                                         Lisa W. Rodriguez
                                         Vice President, Finance and Accounting
                                         (Principal Financial and Accounting
                                         Officer)



Date: May 14, 2002

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

+10.1 -   Licence Agreement among Shell Technology Ventures Inc.,
          Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March
          1, 2002, as amended on April 29, 2002.

+10.2 -   Framework Agreement between Shell Technology Ventures Limited and
          Weatherford International, Inc. dated March 1, 2002, as amended on
          April 19, 2002.

+10.3 -   Promissory Note to Shell Technology Ventures, Inc. dated February 28,
          2002.

+10.4 -   Warrant Agreement between Shell Technology Ventures Inc. and
          Weatherford International, Inc. dated February 28, 2002.

----------

+ Filed herewith