Form 10-Q
period 2002-06-30
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2002-08-14
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 1-13086


                         WEATHERFORD INTERNATIONAL, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)

                Delaware                                     04-2515019
   -------------------------------                    --------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


515 Post Oak Boulevard, Suite 600, Houston, Texas              77027-3415
-------------------------------------------------         ----------------------
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

     Yes  X      No
         ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Title of Class                             Outstanding at August 9, 2002
      --------------                             -----------------------------
Common Stock, par value $1.00                             130,127,314


Registrant meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                              EXPLANATORY STATEMENT

         On June 26, 2002, Weatherford International Ltd., a Bermuda exempted company (which we refer to as Weatherford Bermuda in this explanatory statement), became the parent holding company of Weatherford International, Inc., a Delaware Corporation (which we refer to as Weatherford Delaware in this explanatory statement) as the result of a corporate reorganization effected through the merger of a subsidiary with and into Weatherford Delaware. Weatherford Delaware common stock ceased to be publicly traded. Each share of Weatherford Delaware issued immediately prior to the effective time of the merger automatically converted into the right to receive a common share of Weatherford Bermuda. Thus, the stockholders of Weatherford Delaware became the shareholders of Weatherford Bermuda which, together with its subsidiaries, continues to be engaged in the same business that Weatherford Delaware and its subsidiaries were engaged in before the merger. For periods subsequent to June 26, 2002, please also refer to the periodic and other reports filed with the Securities and Exchange Commission by Weatherford Bermuda (Commission File No. 001-31339) subsequent to June 26, 2002.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       2002              2001
                                                                                   ------------      ------------
                                                                                   (UNAUDITED)
                          ASSETS

Current Assets:
   Cash and Cash Equivalents .................................................     $     48,410      $     88,832
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $18,204 and $18,021, Respectively ...........................          516,316           462,145
   Inventories ...............................................................          528,452           504,986
   Receivable from Parent ....................................................              224                --
   Prepaids ..................................................................           44,657            33,088
   Other Current Assets ......................................................          134,368           142,282
                                                                                   ------------      ------------
                                                                                      1,272,427         1,231,333
                                                                                   ------------      ------------

Property, Plant and Equipment, Net ...........................................        1,077,913         1,039,616
Goodwill, Net ................................................................        1,401,542         1,383,272
Other Intangible Assets, Net .................................................          255,440           104,825
Equity Investments in Unconsolidated Affiliates ..............................           10,643           483,038
Shares Held in Parent ........................................................          266,330                --
Long-Term Note Receivable from Parent ........................................          299,063                --
Other Assets .................................................................           51,172            54,278
                                                                                   ------------      ------------
                                                                                   $  4,634,530      $  4,296,362
                                                                                   ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt ...............     $    315,648      $    190,229
   Accounts Payable ..........................................................          190,690           219,630
   Other Current Liabilities .................................................          329,336           349,738
                                                                                   ------------      ------------
                                                                                        835,674           759,597
                                                                                   ------------      ------------

Long-Term Debt ...............................................................          571,244           572,733
Zero Coupon Convertible Senior Debentures ....................................          532,429           524,561
Deferred Tax Liabilities .....................................................           95,792            94,967
Other Liabilities ............................................................           96,758           103,764
5% Convertible Subordinated Preferred
   Equivalent Debentures .....................................................          402,500           402,500

Commitments and Contingencies

Stockholders' Equity:
   Common Stock, $1 Par Value, Authorized 250,000 Shares, Issued 130,127
     and 129,852 Shares, Respectively ........................................          130,127           129,852
   Capital in Excess of Par Value ............................................        1,970,251         1,912,528
   Treasury Stock, Net .......................................................               --          (294,986)
   Retained Earnings .........................................................          165,674           268,050
   Accumulated Other Comprehensive Loss ......................................         (165,919)         (177,204)
                                                                                   ------------      ------------
                                                                                      2,100,133         1,838,240
                                                                                   ------------      ------------
                                                                                   $  4,634,530      $  4,296,362
                                                                                   ============      ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS                       SIX MONTHS
                                                                    ENDED JUNE 30,                   ENDED JUNE 30,
                                                             ----------------------------      ----------------------------
                                                                2002             2001             2002            2001
                                                             -----------      -----------      -----------      -----------
Revenues:
     Products ..........................................     $   301,804      $   241,864      $   570,979      $   475,738
     Services and Rentals ..............................         292,062          331,136          591,136          623,420
                                                             -----------      -----------      -----------      -----------
                                                                 593,866          573,000        1,162,115        1,099,158

Costs and Expenses:
     Cost of Products ..................................         195,164          149,472          375,348          303,508
     Cost of Services and Rentals ......................         202,080          208,249          397,573          396,227
     Research and Development ..........................          18,539           12,022           35,523           22,258
     Selling, General and Administrative Attributable
       to Segments .....................................          89,501           90,751          172,426          175,152
     Corporate General and Administrative ..............          14,806            9,947           24,086           19,666
     Equity in Earnings of Unconsolidated Affiliates ...          (6,137)          (5,003)         (12,990)          (7,761)
     Loss on Sale to Parent ............................         186,460               --          186,460               --
                                                             -----------      -----------      -----------      -----------

Operating Income (Loss) ................................        (106,547)         107,562          (16,311)         190,108
                                                             -----------      -----------      -----------      -----------

Other Income (Expense):
     Interest Expense, Net .............................         (20,041)         (17,724)         (40,997)         (32,105)
     Interest Income from Parent .......................             224               --              224               --
     Other, Net ........................................          (1,215)            (233)          (1,974)            (414)
                                                             -----------      -----------      -----------      -----------
Income (Loss) Before Income Taxes ......................        (127,579)          89,605          (59,058)         157,589
Provision for Income Taxes .............................         (20,016)         (33,169)         (43,318)         (57,643)
                                                             -----------      -----------      -----------      -----------
Net Income (Loss) ......................................     $  (147,595)     $    56,436      $  (102,376)     $    99,946
                                                             ===========      ===========      ===========      ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                         ------------------------------
                                                                             2002              2001
                                                                         ------------      ------------
Cash Flows from Operating Activities:
  Net Income (Loss) ................................................     $   (102,376)     $     99,946
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization .................................          103,340            97,387
     Amortization of Original Issue Discount .......................            7,868             7,637
     Equity in Earnings of Unconsolidated Affiliates ...............          (12,990)           (7,761)
     Loss on Sale to Parent ........................................          186,460                --
     Deferred Income Tax Provision (Benefit) .......................            2,927            (4,743)
     Interest Charged to Parent ....................................             (224)               --
     Gain on Sales of Assets .......................................           (5,260)           (6,142)
     Change in Operating Assets and Liabilities, Net of Effect
       of Businesses Acquired ......................................         (102,268)         (143,506)
                                                                         ------------      ------------
       Net Cash Provided by Operating Activities ...................           77,477            42,818
                                                                         ------------      ------------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ..................          (18,130)         (186,592)
  Capital Expenditures for Property, Plant and Equipment ...........         (124,842)         (153,909)
  Acquisition of License ...........................................          (65,000)               --
  Acquisition of Minority Interest .................................               --          (206,500)
  Capital Contribution to Parent ...................................              (12)               --
  Proceeds from Sales of Assets ....................................           19,934            12,672
                                                                         ------------      ------------
       Net Cash Used by Investing Activities .......................         (188,050)         (534,329)
                                                                         ------------      ------------

Cash Flows from Financing Activities:
  Borrowings on Short-Term Debt, Net ...............................          104,731           377,073
  Repayments of Long-Term Debt, Net ................................           (5,735)           (6,065)
  Repayment on Asset Securitization ................................          (50,090)               --
  Proceeds from Exercise of Stock Options ..........................           23,946             7,115
  Acquisition of Treasury Stock ....................................           (1,850)           (2,304)
  Other ............................................................             (851)               --
                                                                         ------------      ------------
       Net Cash Provided by Financing Activities ...................           70,151           375,819
                                                                         ------------      ------------


Net Decrease in Cash and Cash Equivalents ..........................          (40,422)         (115,692)
Cash and Cash Equivalents at Beginning of Period ...................           88,832           153,808
                                                                         ------------      ------------
Cash and Cash Equivalents at End of Period .........................     $     48,410      $     38,116
                                                                         ============      ============

Supplemental Cash Flow Information:
  Interest Paid ....................................................     $     36,369      $     23,160
  Income Taxes Paid, Net of Refunds ................................           19,458            37,822

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              THREE MONTHS                     SIX MONTHS
                                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                                       ----------------------------      ----------------------------
                                                          2002             2001             2002              2001
                                                       -----------      -----------      -----------      -----------
Net Income (Loss) ................................     $  (147,595)     $    56,436      $  (102,376)     $    99,946
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustment .....          29,548           (9,468)          11,285          (29,338)
                                                       -----------      -----------      -----------      -----------
Comprehensive Income (Loss) ......................     $  (118,047)     $    46,968      $   (91,091)     $    70,608
                                                       ===========      ===========      ===========      ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     Effective June 26, 2002, Weatherford International, Inc. became a wholly owned subsidiary of Weatherford International Ltd. (the "Parent"), a newly formed Bermuda company, following a corporate reorganization (See Note 2). At the time of the corporate reorganization, Weatherford International, Inc.'s common stock, $1.00 par value ("Common Stock") ceased to be publicly traded. The condensed consolidated financial statements of Weatherford International, Inc. and subsidiaries (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheet at June 30, 2002, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2002 and 2001, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding current year classifications.

2.   CORPORATE REORGANIZATION

     Effective June 26, 2002, the Company became a wholly owned subsidiary of Weatherford International Ltd., a newly formed Bermuda company following a corporate reorganization. The reorganization was accomplished through a merger of a newly formed subsidiary into the Company. The Company, the surviving entity, continues to exist as an indirect, wholly owned subsidiary of the Parent. The Parent and its subsidiaries continue to conduct the business previously conducted by the Company. The reorganization has been accounted for as a reorganization of entities under common control.

     Upon consummation of the reorganization, the Common Stock ceased to be publicly traded and automatically converted into the right to receive the Parent's common shares. The shares previously recorded as Treasury Stock, Net on the Company's Condensed Consolidated Balance Sheet are now presented as Shares Held in Parent.

     In conjunction with the merger, Parent fully and unconditionally guaranteed the following obligations of the Company: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the $200.0 million, 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"), (4) the $350.0 million, 6 5/8% Senior Notes due 2011, (5) the Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures") and (6) the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Convertible Preferred Debentures"). In addition, Weatherford International, Inc. and Parent fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization (See
Note 7), including their payment obligations.

     The Company incurred $4.5 million, $3.0 million after taxes, in expenses during the three and six months ended June 30, 2002 related to the reorganization. The transaction expenses relate to professional services and are reflected in Corporate General and Administrative Expenses in the accompanying Condensed Consolidated Statements of Operations.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.   SALE OF INVESTMENT

     Effective June 26, 2002, WEUS Holding, Inc., a wholly owned subsidiary of the Company, sold its equity investment in Universal Compression Holdings, Inc. ("Universal") to Parent for a note receivable of $299.1 million, the fair market value at the date of sale. The difference between the carrying value and fair market value at the date of sale is recorded as Loss on Sale to Parent on the accompanying Condensed Consolidated Statements of Operations; however, as this is a transfer of assets among related parties under common control, no loss was recorded in the consolidated financial statements of Weatherford International Ltd.

     Interest income of $0.2 million related to the note is reflected in Interest Income from Parent in the accompanying Condensed Consolidated Statements of Operations.

4.   GOODWILL

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides for the non-amortization of goodwill and other intangible assets with indefinite lives and requires that such assets be tested for impairment at least on an annual basis. The Company adopted SFAS No. 142 effective January 1, 2002 and has applied the non-amortization provision. During the second quarter of 2002, the Company completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill at the date of adoption. The transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS 142, with its carrying amount. As the carrying amount of each reporting unit did not exceed its fair value, none of the Company's goodwill was impaired.

     The following table provides comparative net income (loss) information had the non-amortization provision been in effect for all periods presented:

                                                      THREE MONTHS                        SIX MONTHS
                                                      ENDED JUNE 30,                     ENDED JUNE 30,
                                               ------------------------------     ------------------------------
                                                   2002              2001            2002              2001
                                               ------------      ------------     ------------      ------------
                                                                       (in thousands)

Reported net income (loss) ...............     $   (147,595)     $     56,436     $   (102,376)     $     99,946
Goodwill amortization, net of taxes ......               --             8,744               --            17,077
                                               ------------      ------------     ------------      ------------
Adjusted net income (loss) ...............     $   (147,595)     $     65,180     $   (102,376)     $    117,023
                                               ============      ============     ============      ============

5.   INTANGIBLE ASSETS

     The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million at June 30, 2002 and $9.7 million at December 31, 2001. The estimated fair market value of intangible assets obtained through acquisitions are based on preliminary information which is subject to change when final valuations are obtained.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company amortizes identifiable intangible assets, excluding goodwill and indefinite-lived intangibles, on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. The components of these other intangible assets are as follows:

                                       JUNE 30, 2002                      DECEMBER 31, 2001
                           -----------------------------------   ---------------------------------
                           CARRYING    ACCUMULATED               CARRYING    ACCUMULATED
                             VALUE     AMORTIZATION      NET      VALUE     AMORTIZATION     NET
                           --------    ------------   --------   --------   ------------   -------
                                                        (in thousands)

Patents ................   $ 69,275     $(11,928)     $ 57,347   $ 62,135    $ (9,623)     $52,512

Licenses ...............    188,213       (8,616)      179,597     35,915      (5,929)      29,986

Covenants not to
   compete ..............    16,361       (6,879)        9,482     16,255      (5,364)      10,891

Other ...................     1,550         (536)        1,014      2,423        (697)       1,726

                           --------     --------      --------   --------    --------      -------
                           $275,399     $(27,959)     $247,440   $116,728    $(21,613)     $95,115
                           ========     ========      ========   ========    ========      =======

     Amortization expense was $4.0 million and $6.3 million for the three and six months ended June 30, 2002, respectively. Estimated amortization expense for the carrying amount of intangible assets as of June 30, 2002 is expected to be $9.4 million for the remainder of 2002, $18.0 million for 2003, $17.7 million for 2004, $16.9 million for 2005 and $15.9 million for 2006.

     On March 1, 2002, the Company obtained a worldwide license to Shell Technology Ventures' ("Shell") expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, the Company received a global license to Shell's existing and future expandable tubular intellectual property and immediate access to the U.S. market for use of its Completion Systems Division's Expandable Sand Screen (ESS)(TM) system for consideration that included $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase common shares of our Parent. The $20.0 million promissory note is classified as Short-Term Borrowings and Current Portion of Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. In addition, the Company received a 50% reduction in the royalty rate it historically paid on Shell licensed technology sales. This license is being amortized over the life of the agreement, which is 17 years.

6.   INVENTORIES

     Inventories by category are as follows:

                                                       JUNE 30,       DECEMBER 31,
                                                        2002              2001
                                                     ------------     ------------
                                                            (in thousands)

Raw materials, components and supplies .........     $    146,092     $    143,142
Work in process ................................           50,454           49,544
Finished goods .................................          331,906          312,300
                                                     ------------     ------------
                                                     $    528,452     $    504,986
                                                     ============     ============

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.   ASSET SECURITIZATION

     In July 2001, the Company entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable. It is permitted to securitize up to $150.0 million under this agreement. The one-year term was extended through August 2002, and the Company is currently in the process of renewing this agreement. If Weatherford International, Inc.'s or Parent's credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivables. In connection with the reorganization, Weatherford International, Inc. and Parent fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization including their payment obligations. The Company currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.6 million and $1.3 million for the three and six months ended June 30, 2002, respectively and are included in Interest Expense, Net on the accompanying Condensed Consolidated Statements of Operations. The Company had received $90.7 million for purchased interests as of June 30, 2002 and $140.8 million as of December 31, 2001.

8.   SHORT-TERM DEBT

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2002             2001
                                                                      ------------     ------------
                                                                             (in thousands)

2001 Multi-currency revolving credit facility ...................     $     64,018     $     90,896
1998 Revolving credit facility ..................................          150,000           50,048
Note payable ....................................................           20,000               --
Short-term bank loans ...........................................           54,212           22,528
                                                                      ------------     ------------
Total short-term borrowings .....................................          288,230          163,472
Current portion of long-term debt ...............................           27,418           26,757
                                                                      ------------     ------------
Short-Term Borrowings and Current Portion of Long-Term Debt .....     $    315,648     $    190,229
                                                                      ============     ============

     In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of June 30, 2002, the Company had $186.0 million available under this agreement.

     The Company entered into a five-year unsecured credit agreement in May 1998, which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of June 30, 2002, the Company had $65.7 million available under this facility due to amounts outstanding and $34.3 million being used to secure outstanding letters of credit.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. As of June 30, 2002, the Company had $54.2 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.09% to 8.25%.

9.   INTEREST RATE SWAPS

     As of June 30, 2002, the Company had in effect two interest rate swap agreements, entered into on November 15, 2001 and January 8, 2002, to reduce the Company's exposure to changes in the fair value of the 7 1/4% Senior Notes and to take advantage of interest rates available in the current economic environment. Under these agreements, on May 15 and November 15 of each year until maturity, the Company will receive interest at the fixed rate of 7 1/4% and will pay floating rate based on 6-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Assets and Other Liabilities with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was a net asset of $2.9 million as of June 30, 2002.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company for the periods shown:

                                                                                  SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                        ------------------------------
                                                                            2002              2001
                                                                        ------------      ------------
                                                                                (in thousands)
Fair value of assets, net of cash acquired ........................     $     15,053      $    226,449
Goodwill ..........................................................           12,918           228,912
Total liabilities, including minority interest ....................           (9,841)          (78,507)
Common Stock issued ...............................................               --          (190,262)
                                                                        ------------      ------------
Cash consideration, net of cash acquired ..........................     $     18,130      $    186,592
                                                                        ============      ============

     During the six months ended June 30, 2002, there were noncash-investing activities of $8.6 million related to the receipt of 187,094 shares of Common Stock initially issued in the 2001 acquisition of Orwell plc. The shares were received as a settlement of a purchase price adjustment and were subsequently converted into shares of Parent in connection with the reorganization.

     During the six months ended June 30, 2002 and 2001, there were noncash-financing activities of $12.7 million and $7.0 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Condensed Consolidated Balance Sheets. During the six months ended June 30, 2002, there were additional noncash-financing activities related to the Company's interest rate swaps of $6.0 million (See Note 9).

11.  SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business segments into three separate groups as defined by the chief operating decision maker: Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. The Company also historically operated a Compression Services segment, which was merged into a subsidiary of Universal on February 9, 2001 in exchange for 13.75 million shares of Universal common stock. The amounts reported for this segment include results through the date of the merger.

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

     The Company's Artificial Lift Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, electrical submersible pumps, hydraulic lift systems and other lift systems. This segment also offers well optimization, remote monitoring and control services and non-oil and gas screens.

     The Company's Compression Services segment historically packaged, rented and sold parts and provided services for gas compressor units over a broad horsepower range.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Financial information by industry segment for each of the three and six months ended June 30, 2002 and 2001 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                           THREE MONTHS                        SIX MONTHS
                                                          ENDED JUNE 30,                     ENDED JUNE 30,
                                                  ------------------------------      ------------------------------
                                                      2002              2001              2002               2001
                                                  ------------      ------------      ------------      ------------
                                                                            (in thousands)
Revenues from unaffiliated customers:
     Drilling and Intervention Services .....     $    309,389      $    338,306      $    622,738      $    622,904
     Completion Systems .....................          104,804            86,857           197,116           160,969
     Artificial Lift Systems ................          179,673           147,837           342,261           288,346
     Compression Services ...................               --                --                --            26,939
                                                  ------------      ------------      ------------      ------------
                                                  $    593,866      $    573,000      $  1,162,115      $  1,099,158
                                                  ============      ============      ============      ============

EBITDA (a):
     Drilling and Intervention Services .....     $     94,965      $    119,366      $    197,433      $    217,470
     Completion Systems .....................           16,132            14,381            28,766            25,287
     Artificial Lift Systems ................           30,046            27,245            57,118            50,024
     Compression Services ...................               --                --                --             3,587
     Corporate (b) ..........................         (194,384)           (3,211)         (196,288)           (8,873)
                                                  ------------      ------------      ------------      ------------
                                                  $    (53,241)     $    157,781      $     87,029      $    287,495
                                                  ============      ============      ============      ============

Depreciation and amortization:
     Drilling and Intervention Services .....     $     38,020      $     34,678      $     75,549      $     62,427
     Completion Systems .....................            8,464             6,883            14,900            13,946
     Artificial Lift Systems ................            6,077             6,925            11,623            13,798
     Compression Services ...................               --                --                --             4,184
     Corporate (b) ..........................              745             1,733             1,268             3,032
                                                  ------------      ------------      ------------      ------------
                                                  $     53,306      $     50,219      $    103,340      $     97,387
                                                  ============      ============      ============      ============

Operating income (loss):
     Drilling and Intervention Services .....     $     56,945      $     84,688      $    121,884      $    155,043
     Completion Systems .....................            7,668             7,498            13,866            11,341
     Artificial Lift Systems ................           23,969            20,320            45,495            36,226
     Compression Services ...................               --                --                --              (597)
     Corporate (b) ..........................         (195,129)           (4,944)         (197,556)          (11,905)
                                                  ------------      ------------      ------------      ------------
                                                  $   (106,547)     $    107,562      $    (16,311)     $    190,108
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

(b) Includes Equity Earnings of Unconsolidated Affiliates and Loss on Sale to Parent.

     As of June 30, 2002, total assets were $2,008.6 million for Drilling and Intervention Services, $1,017.1 million for Completion Systems, $928.8 million for Artificial Lift Systems and $680.0 million for Corporate. Total assets as of December 31, 2001, were $1,976.4 million for Drilling and Intervention Services, $863.9 million for Completion Systems, $920.5 million for Artificial Lift Systems and $535.6 million for Corporate.

     Net goodwill as of June 30, 2002 was $604.4 million for Drilling and Intervention Services, $420.6 million for Completion Systems and $376.5 million for Artificial Lift Systems. As of December 31, 2001, net goodwill was $593.0 million for Drilling and Intervention Services, $421.8 million for Completion Systems and $368.5 million for Artificial Lift Systems. Amounts included in goodwill related to recent acquisitions are based on preliminary information and are subject to change when final information is obtained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Effective June 26, 2002, we became a wholly owned subsidiary of Weatherford International Ltd., a newly formed Bermuda company, following a corporate reorganization. At the time of the reorganization, our common stock ceased to be publicly traded and our stockholders received the right to exchange our common stock for common shares of Weatherford International Ltd., a publicly traded entity. The reorganization has been accounted for as a reorganization of entities under common control.

     Our business is conducted through three principal operating divisions: (1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. In addition to these operations, we historically operated a Compression Services Division. On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal, or approximately 45% of Universal's outstanding common stock. In connection with the corporate reorganization, we sold this investment to Weatherford International Ltd.

     The following is a discussion of our results of operations for the six months ended June 30, 2002 and 2001. This discussion should be read in conjunction with our financial statements that are included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 included in our Annual Report on Form 10-K. This discussion should also be read in conjunction with Weatherford International Ltd.'s financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2002 and 2001 included in their Quarterly Report on Form 10-Q.

     This discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements."

     We acquire numerous companies every year and focus on integration efforts so that we may realize the benefits each acquisition provides. We are therefore unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations. Comparative six months revenue trends excluding acquisitions only exclude those 2001 acquisitions for which revenue information has been separately maintained. All 2002 acquisitions have been fully integrated and we are therefore unable to exclude the impact of those acquisitions.

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and price of oil and natural gas. Certain of our products and services, such as our well installation services and well completion services, are dependent on the level of exploration and development activity and particularly on the completion phase of the well lifecycle. Other products and services, such as our artificial lift systems, are dependent on production activity. We currently estimate that around two-thirds of our operations are reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain statistics that are reflective of historical market conditions:


                                                     HENRY HUB      NORTH AMERICAN     INTERNATIONAL
                                    WTI OIL(1)         GAS(2)         RIG COUNT(3)     RIG COUNT(3)
                                   ------------     ------------    --------------     -------------

June 30, 2002 ................     $      26.86     $      3.245            1,047              730
December 31, 2001 ............            19.84            2.570            1,185              747
June 30, 2001 ................            26.25            3.096            1,565              756

(1) Price per barrel of West Texas Intermediate crude oil as of June 30 and December 31 - Source: Applied Reasoning, Inc.

(2)  Price per MM/BTU as of June 30 and December 31 - Source: Oil World

(3)  Average rig count for the applicable month - Source: Baker Hughes Rig Count

     The oil and gas industry has been subject to extreme volatility in the last few years. During 2000, due to the supply and demand imbalances that caused the increase in the price of oil and gas, we experienced steady improvements in the demand for our products and services, which continued through the first seven months of 2001.

     In the U.S., rig activity began to decline in the third quarter of 2001. The U.S. rig count peaked at 1,293 rigs in July 2001 and declined to a low of 738 rigs in April 2002. Since April, we have seen marginal increases in the rig count and by July 2002, the U.S. rig count had improved to 859 rigs. Natural gas prices declined from a high of $9.82 per mcf in 2001 to a low of $1.91 in late January 2002 and increased to $2.95 by the end of July. The slight increase in rig count indicates a possible initial sign of recovery; however, we expect any recovery to be at a slow pace and segmented between regions throughout the United States.

     Drilling activity outside North America is somewhat less volatile than the North American market. Due to the significant investment and complexity surrounding international projects, drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing as most contracts span two to three years. Overall, international rig activity remained relatively constant throughout 2001 and has decreased slightly during the second quarter of 2002, from a monthly average of 766 in September 2001 to 730 in June 2002. Our customers' international spending is expected to improve modestly during 2002; however, we expect international demand for our products and services to exceed the expected industry-wide increase in international market activity, as we leverage our technology offerings and expand our market share. In general, we expect the markets and our business strategies to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES AND COMPLETION SYSTEMS. These divisions are expected to see slight improvements in the third quarter and through year-end as compared to the first half of the year in the Eastern Hemisphere markets, with the exception of the United Kingdom and Norway, where we anticipate depressed activity through the fourth quarter. We expect the increase in revenue will be supported by increased activity, as well as market share gains through our technology product offerings, specifically underbalanced drilling systems and expandable products. We expect our Latin American operations to remain flat, compared to current levels, throughout the remainder of 2002 while U.S. markets are expected to recover slightly with improvements predominantly occurring in the fourth quarter.

     ARTIFICIAL LIFT SYSTEMS. Our Artificial Lift Systems Division will continue to see revenue improvements in the Eastern Hemisphere markets on a year-on-year basis as we leverage our global footprint. We anticipate the Latin American markets will remain depressed throughout the remainder of the year. We expect slight improvements in North America, supported by higher demand with respect to heavy oil production activities in Canada. This division is also expected to continue to benefit from any shift in priority that our customers place on oil projects rather than natural gas projects in light of the low natural gas prices.

     Overall, the level of market improvements for our businesses in 2002 will continue to be heavily dependent on the timing and strength of the recovery in the North American markets, our gains in market share outside North America and the acceptance of our new technologies. Although we believe that the activity levels in the North American markets may be in the early stages of recovery, the speed and extent of any recovery is difficult to predict in light of the volatile nature of our business. In addition, the continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic conditions, member country compliance with Organization of Petroleum Exporting Countries quotas and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions that we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets and goodwill, income taxes and contingent liabilities. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe are the most critical to our reporting of results of operations and financial position are as follows:

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

   Goodwill and Other Intangible Assets

     We adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, we no longer amortize goodwill and indefinite-lived intangible assets but continue to amortize other acquisition-related intangibles. We have completed the transitional goodwill impairment test and have determined that no impairment exists. We will perform a similar review of goodwill valuation annually, or earlier if indicators of potential impairment exist. If for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur charges for impairment of goodwill.

   Income Taxes

     We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition, could affect these estimates.

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

   Revenue Recognition

     Revenues from product sales are recognized when all of the following criteria have been met: a) evidence of an agreement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured. Revenues from rental and service agreements are recognized as earned, over the rental period and when services have been rendered. The associated costs and expenses are recognized as incurred.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     The following charts contain selected financial data comparing our results for the six months ended June 30, 2002 and June 30, 2001:

     COMPARATIVE FINANCIAL DATA

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                              ---------------------------------
                                                                                  2002                 2001
                                                                              ------------         ------------
                                                                              (in thousands, except percentages
                                                                                    and per share data)

Revenues .............................................................        $  1,162,115         $  1,099,158
Gross Profit .........................................................             389,194              399,423
Gross Profit % .......................................................                33.5%                36.3%
Research and Development .............................................        $     35,523         $     22,258
Selling, General and Administrative Attributable to Segments .........             172,426              175,152
Corporate General and Administrative..................................              24,086 (a)           19,666
Operating Income (Loss) ..............................................             (16,311)(a)(b)       190,108
Net Income (Loss) ....................................................            (102,376)(a)(b)        99,946
Net Income (Loss) Excluding Goodwill Amortization, Net of Taxes ......            (102,376)(a)(b)       117,023
EBITDA (c) ...........................................................              87,029 (a)(b)       287,495
Cash Provided by Operating Activities ................................              77,477               42,818

(a) Includes $4.5 million of transaction costs related to our reincorporation. The net after tax impact of these charges was $3.0 million.

(b) Includes $186.5 million related to the Loss on Sale to Parent of our equity investment in Universal.

(c) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as substitutes to calculations under accounting principles generally accepted in the United States, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company's calculation.


      SALES BY GEOGRAPHIC REGION


                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                ---------------------------------
                                                    2002                 2001
                                                ------------         ------------
REGION:
U.S. ...................................                  34%                  42%
Canada .................................                  13                   16
Latin America ..........................                   9                   11
Europe and West Africa .................                  19                   13
Middle East and North Africa ...........                  12                    8
Asia Pacific ...........................                  13                   10
                                                ------------         ------------
    Total ..............................                 100%                 100%
                                                ============         ============

     A discussion of our consolidated results for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 follows:

o Consolidated revenues for the first six months of 2002, excluding our historical compression results and incremental revenues from our 2001 acquisitions, declined slightly over the same period of 2001. On the same basis, revenues in North America decreased more than $120 million, while international revenues increased more than $100 million.

o Gross profit as a percentage of revenues decreased from 36.3% for the first half of 2001 to 33.5% in the first half of 2002. The decline is primarily attributable to pricing pressures and lower volumes in a depressed U.S. market and a shift in our product mix.

o Research and development expenses increased 59.6% primarily due to costs incurred to develop our technology-related product lines.

o Selling, general and administrative expenses attributable to segments decreased as a percentage of revenues from 15.9% for the first half of 2001 to 14.8% in the same period this year. The decline is primarily related to the non-amortization of goodwill in 2002. Goodwill amortization attributable to the segments for the six months ended June 30, 2001 was $16.7 million.

o Our equity in earnings in unconsolidated affiliates for the first six months of 2002 was $5.2 million higher than the comparable period last year. The increase is primarily related to the full period of equity income related to our investment in Universal acquired in February 2001, and held through the date of sale, and the non-amortization of goodwill related to this investment.

o Interest expense, net for the six months ended June 30, 2002 increased $8.9 million from the same period last year primarily due to the interest associated with our $350 million 6 5/8% senior notes issued in November 2001, partially offset by the benefit associated with our interest rate swaps on our $200 million 7 1/4% senior notes.

o Excluding the Loss on Sale to Parent of $186.5 million for which no tax benefit was recognized, our effective tax rate for the six months ended June 30, 2002 was 34.0%, compared to 36.6% for the same period of 2001. The decrease was primarily due to the impact of non-amortization of goodwill on earnings before tax in 2002.

   SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the six months ended June 30, 2002 and 2001:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                       ------------------------------
                                                           2002              2001
                                                       ------------      ------------
                                                           (in thousands, except
                                                                 percentages)

Revenues .........................................     $    622,738      $    622,904
Gross Profit .....................................          202,337           237,510
Gross Profit % ...................................             32.5%             38.1%
Research and Development .........................     $     11,757      $     10,875
Selling, General and Administrative ..............           68,696            71,592
Operating Income .................................          121,884           155,043
EBITDA ...........................................          197,433           217,470

     A discussion of the results of our Drilling and Intervention Services Division for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 follows:

o Our North American revenues for the first six months of 2002 declined by 23.3%, or 25.5% excluding the incremental revenues from our 2001 acquisitions. A decrease in the six-month average North American rig count of 31.9% contributed to the decline in revenues in this region. Our international revenues increased 29.4%, or 22.0% excluding incremental revenues from our 2001 acquisitions, compared to a relatively flat international rig count.

o Gross profit as a percentage of revenues declined 14.7% in the first half of 2002 from the same period last year. The decline in margins primarily reflects the impact of the pricing pressures and lower volumes felt in the U.S. market, as well as a change in product mix.

o Selling, general and administrative expenses as a percentage of revenues declined from 11.5% in the first six months of 2001 to 11.0% in the first six months of 2002. The decline is primarily related to the non-amortization of goodwill partially offset by costs associated with the expansion of our underbalanced services infrastructure. Goodwill amortization for this period in 2001 was $6.4 million.

     COMPLETION SYSTEMS

     The following chart sets forth data regarding the results of our Completion Systems Division for the six months ended June 30, 2002 and 2001:

                                                         SIX MONTHS ENDED
                                                            JUNE 30,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
                                                       (in thousands, except
                                                            percentages)

Revenues ....................................    $    197,116      $    160,969
Gross Profit ................................          67,779            53,964
Gross Profit % ..............................            34.4%             33.5%
Research and Development ....................    $     20,139      $      9,503
Selling, General and Administrative .........          33,774            33,120
Operating Income ............................          13,866            11,341
EBITDA ......................................          28,766            25,287

     A discussion of the results of our Completion Systems Division for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 follows:

o Our North American revenues increased 2.1%, or decreased 16.0% excluding incremental revenues associated with our 2001 non-technology acquisitions. Our international revenues increased 38.9%, or 24.9% excluding incremental revenues from these acquisitions. Our 2001 non-technology acquisitions contributed more than $25 million in incremental revenues in the first half of 2002.

o Research and development expenses increased 111.9% in the first six months of 2002 compared to the same period of 2001. This increase primarily relates to this division's focus on the development of new technology-related product lines, specifically expandables and optical sensing.

o Selling, general and administrative expenses decreased as a percentage of revenues from 20.6% in the first half of 2001 to 17.1% in the same period this year primarily due to the non-amortization of goodwill in 2002. Goodwill amortization for this period of 2001 was $4.9 million.

     ARTIFICIAL LIFT SYSTEMS

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the six months ended June 30, 2002 and 2001.

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                       ------------------------------
                                                           2002             2001
                                                       ------------      ------------
                                                            (in thousands, except
                                                               percentages)

Revenues .........................................     $    342,261      $    288,346
Gross Profit .....................................          119,078           103,909
Gross Profit % ...................................             34.8%             36.0%
Research and Development .........................     $      3,627      $      1,794
Selling, General and Administrative ..............           69,956            65,889
Operating Income .................................           45,495            36,226
EBITDA ...........................................           57,118            50,024

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 follows:

o North American revenues increased 5.6%, or decreased 10.8% excluding incremental revenues from our 2001 acquisitions. International revenues increased 46.4%, or 19.6% excluding these acquisitions. Our 2001 acquisitions contributed more than $56 million of incremental revenues in the first six months of 2002.

o Gross profit as a percentage of revenues decreased from 36.0% in the first half of 2001 to 34.8% in the same period this year. This decline was primarily related to a change in product mix.

o Selling, general and administrative expenses decreased as a percentage of revenue from 22.9% in the first six months of 2001 to 20.4% in the comparable period in 2002. The decrease was primarily attributable to increased revenues and the non-amortization of goodwill. Goodwill amortization for the first half of 2001 was $4.6 million.

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

CORPORATE REORGANIZATION

     On June 26, 2002 our stockholders and our Board of Directors approved the corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became our parent holding company. Upon consummation of the merger, our shares ceased to be publicly traded and automatically converted into the right to receive common shares of Weatherford International Ltd.

     Immediately after the reorganization, we sold our equity investment in Universal to Weatherford International Ltd. for a note receivable of $299.1 million, the fair market value at the date of sale. The sale resulted in a loss of $186.5 million, the difference between fair market value at the date of sale and the carrying value; however, since this was a transfer of assets among related parties under common control, no loss was recorded in the consolidated financial statements of Weatherford International Ltd.

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

     In conjunction with the merger, Weatherford International Ltd. fully and unconditionally guaranteed our obligations as follows: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the 7 1/4% Senior Notes, (4) the 6 5/8% Senior Notes, (5) the Zero Coupon Debentures and (6) the Convertible Preferred Debentures. In addition, we and Weatherford International Ltd. fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization, including their payment obligations.

     CASH FLOWS

     As of June 30, 2002, our cash and cash equivalents were $48.4 million, a net decrease of $40.4 million from December 31, 2001, which was primarily attributable to the following:

     o    Cash inflows from operating activities of $77.5 million;

     o Capital expenditures for property, plant and equipment of $124.8 million;

     o    Acquisition of the Shell license for $65.0 million;

     o Acquisition of new businesses of approximately $18.1 million in cash, net of cash acquired;

     o    Proceeds from the sales of assets of $19.9 million;

     o Borrowings, net of repayments, on long-term debt and short-term facilities of $99.0 million;

     o    Repayment on our asset securitization of $50.1 million; and

     o    Proceeds from stock option activity of $23.9 million.

     SOURCE OF LIQUIDITY

     Our operating cash flow is directly related to our business and the segments in which we operate. Should market conditions deteriorate, or should we experience unforeseen declines in results of operations, cash flows may be reduced.

     We anticipate that we will rely primarily upon existing cash balances and cash flows from operating activities to maintain liquidity and fulfill obligations of our current operations. We may also use lines of credit to maintain liquidity for short term needs.

     Banking Facilities

     In April 2001, we entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of June 30, 2002, $186.0 million was available under this credit facility.

     We have a five-year unsecured revolving credit facility, dated May 1998, that allows borrowing of up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of June 30, 2002, $65.7 million was available under this facility due to amounts outstanding and $34.3 million, which was used to secure outstanding letters of credit.

     These credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The covenants apply to Weatherford International Ltd., the guarantor of these obligations. We are in compliance with all covenants set forth in the credit facilities. The committed revolving credit facilities do not contain any provision, which makes their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At June 30, 2002, we had $54.2 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.09% to 8.25%.

     Asset Securitization

     In July 2001, we entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of our domestic accounts receivable. The one-year term was extended through August 2002 and we are currently in the process of renewing this agreement. We are permitted to securitize up to $150.0 million under this agreement. If our or Weatherford International Ltd.'s credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivables. We currently pay a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $1.3 million for the six months ended June 30, 2002. We had received $90.7 million for purchased interests as of June 30, 2002. In connection with the reorganization, we and Weatherford International Ltd. fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization including their payment obligations.

     CONTRACTUAL OBLIGATIONS

     Our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods have not changed materially, other than as detailed below, since December 31, 2001.

     Derivative Instruments

     As of June 30, 2002, we had in effect two interest rate swap agreements to manage the exposure on our $200.0 million 7 1/4% Senior Notes. The objective of the swaps is to protect the debt against changes in fair value and to take advantage of the interest rates available in the current economic environment. Under these agreements, on May 15 and November 15 of each year until maturity, we will receive interest at the fixed rate of 7 1/4% and will pay a floating rate based on 6-month LIBOR. The interest rate differential to be received or paid on the swaps is recognized over the life of the swaps as an adjustment to interest expense. As of June 30, 2002, the aggregate fair market value of the swap agreements was a $2.9 million net asset.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment during the six months ended June 30, 2002 were $124.8 million and primarily related to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures for 2002 are expected to be approximately $250.0 million. Our depreciation expense during the six months ended June 30, 2002 was $97.0 million.

     Shell License

     On March 1, 2002, we obtained a worldwide license to Shell Technology Ventures' expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, we received a global license to Shell's expandable tubular intellectual property, existing and future, and immediate access to the U.S. market for use of our Completion System Division's Expandable Sand Screen (ESS)(TM) system for consideration that includes $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase common shares of Weatherford International Ltd. In addition, we received a 50% reduction in the royalty rate we historically paid for Shell licensed-technology sales. The license will be amortized over the life of the agreement, which is 17 years.

     Zero Coupon Convertible Senior Debentures

     On June 30, 2000, we completed the private placement of $910 million face amount of Zero Coupon Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of June 30, 2002, the amount recorded on our balance sheet was $532.4 million, net of original issue discount.

     Holders may convert the Zero Coupon Debentures into shares of Weatherford International Ltd. at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or an initial conversion price of $55.1425 per share. The effective conversion price will increase as the accreted value of the Zero Coupon Debentures increases. We may redeem the Zero Coupon Debentures on or after June 30, 2005 at the accreted discounted amount at the time of redemption as provided for in the indenture agreement. The holders also may require us to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010, and June 30, 2015 at the accreted discounted amount at the time of redemption. We may, at our election, repurchase the debentures in cash, common shares of Weatherford International Ltd. or a combination thereof.

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

     LITIGATION AND ENVIRONMENTAL EXPOSURE

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. However, it is possible that an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring.

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

     CURRENCY EXPOSURE

     A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries continued to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies were canceled, and the Euro bills and coins are now used. The transition to the Euro did not have a significant impact on our condensed consolidated financial statements or our business operations.

     Approximately 27.9% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. Dollar result in translation adjustments, which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our Condensed Consolidated Balance Sheets. We recorded a $11.3 million adjustment to our equity account for the six months ended June 30, 2002 primarily to reflect the net impact of the decline in the Argentinean Peso and Brazilian Real against the U.S. Dollar and the strengthening of the Canadian Dollar, Norwegian Kroner and British Pound against the U.S. Dollar. Changes in currencies also result in the recognition of remeasurement and transactional gains and losses in our Condensed Consolidated Statements of Operations.

FORWARD-LOOKING STATEMENTS

     This report as well as other filings made by us and Weatherford International Ltd. with the Securities and Exchange Commission and our releases issued to the public contain various statements relating to our future results, including certain projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

     Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

         A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand balance, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, there was a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In the last few months, there has been a modest increase and stabilization of prices for oil and natural gas. In addition, the United States economy and most foreign economies appear to have stabilized in the last few months despite their weakening in the prior periods. If an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed that any material declines during 2002 will be limited to North and Latin America. Furthermore, our forward-looking statements regarding our drilling and completion products and services assume a modest improvement in the international rig count during 2002 and that no extended material declines in the North American rig count will occur.

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

         A material disruption in our manufacturing could adversely affect some divisions of our business. Our forward-looking statements assume that any manufacturing expansion and consolidation will be completed without any material disruptions. If there are any disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

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

         Our long-term growth strategy is dependent upon technological advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our current products and services, to obtain new technologically-advanced value-added products through internal research and development and/or acquisitions and to then expand the markets for the technology through the leverage of our worldwide infrastructure. These technological advances include, but are not limited to, our underbalanced drilling technology, expandable technology, production optimization and fiber optic sensor technology. Our forward-looking statements have assumed above average growth from these new products and services.

         Unanticipated changes in tax laws related to corporate reorganization could have an adverse effect on our corporate reorganization. Any change in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities would likely affect our corporate reorganization. The U.S. Congress introduced legislation with retroactive effects, which could substantially reduce or eliminate the tax benefits resulting from the reorganization.

         Unanticipated costs or nonrealization of expected benefits from our corporate reorganization could affect our projected results. An inability to realize expected benefits of the reorganization within the anticipated time frame, or at all, would likely affect the anticipated impact of our corporate reorganization. Similarly, any cost or difficulty related to the reorganization and related transactions, which could be greater than expected or thought, would also affect our corporate reorganization.

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

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our and Weatherford International Ltd.'s other filings with the SEC. For additional information regarding risks and uncertainties, see our and Weatherford International Ltd.'s other current year filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, available free of charge at the SEC's website at www.sec.gov.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes--Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are filed with this Form 10-Q as Exhibit Numbers 99.1 and 99.2. Copies of these certifications are available on the Company's website at www.weatherford.com.

     In addition, the sworn statements/certifications of Mr. Duroc-Danner and Ms. Rodriguez, as required by Securities and Exchange Commission Order No. 4-460 and pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, were filed with the Securities and Exchange Commission on August 9, 2002 as Exhibit Numbers 99.1 and 99.2 to the Company's Form 8-K. Copies of these certifications are also available on the Company's website at www.weatherford.com.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:


EXHIBIT
NUMBER                             DESCRIPTION

2.1 Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Weatherford International Ltd.'s Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

+3.1 Amended and Restated Certificate of Incorporation of Weatherford International, Inc.

+3.2          Bylaws of Weatherford International, Inc.

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of Weatherford International, Inc. defining the rights of security holders.

4.2 Amending Agreement dated June 26, 2002, by and among Weatherford International, Inc., Weatherford International Ltd., Weatherford Canada Ltd., Weatherford ER Acquireco Inc., Jamie E. Biluk, N. Scott A. Biluk, A. Lynn Biluk and Tracy L. Biluk (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Reg. No. 333-82634) filed on July 5, 2002).

+4.3 Amendment No. 1 dated May 17, 2002, to Credit Agreement dated April 26, 2001, among Weatherford International, Inc., Weatherford Eurasia Limited, Weatherford Eurasia B.V., Weatherford International Ltd., the Lenders defined therein and Bank One, N.A., as Administrative Agent.

+4.4 Amendment No. 1 dated May 17, 2002, to Amended and Restated Credit Agreement dated May 27, 1998, among Weatherford International, Inc., Weatherford Canada Ltd., Weatherford International Ltd., the Lenders defined therein, JPMorgan Chase Bank, as Administrative Agent for the U.S. Lenders, and The Bank of Nova Scotia, as Documentation Agent for the Lenders and as Agent for the Canadian Lenders.

+4.5 Waiver and Omnibus Amendment dated June 26, 2002, to Sale Agreement dated July 2, 2001, and Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, Jupiter Securitization Corporation, Weatherford Artificial Lift Systems, Inc., Weatherford U.S., L.P. and Weatherford International Ltd.

+4.6 Waiver and Amendment No. 1 dated May 14, 2002, to Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, and Jupiter Securitization Corporation.

+4.7 Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company).

+4.8 Second Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and JP Morgan Chase Bank.

+10.1 Assumption and General Amendment of Directors' Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002.

+99.1         Certification of Chief Executive Officer.

+99.2         Certification of Chief Financial Officer.

----------

+ Filed herewith.

         (b)      Reports on Form 8-K:

          1) Current Report on Form 8-K dated April 5, 2002, announcing the approval of the Company's corporate restructuring plan.

          2) Current Report on Form 8-K dated April 23, 2002, announcing the Company's earnings for the quarter ended March 31, 2002.

          3) Current Report on Form 8-K dated June 26, 2002, announcing the corporate reorganization of the Company, changing its domicile from Delaware to Bermuda under the name of Weatherford International Ltd.

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


                                  /s/ Lisa W. Rodriguez
                                  ---------------------------------------------
                                  Lisa W. Rodriguez
                                  Senior Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

Date: August 14, 2002

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

2.1           Agreement and Plan of Merger dated May 8, 2002, among Weatherford
              International, Inc., Weatherford Merger, Inc., Weatherford
              International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Weatherford
              International Ltd.'s Registration Statement on Form S-4 (Reg. No.
              333-85644) filed on May 22, 2002).

+3.1          Amended and Restated Certificate of Incorporation of Weatherford
              International, Inc.

+3.2          Bylaws of Weatherford International, Inc.

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of Weatherford
              International, Inc. defining the rights of security holders.

4.2           Amending Agreement dated June 26, 2002, by and among Weatherford
              International, Inc., Weatherford International Ltd., Weatherford
              Canada Ltd., Weatherford ER Acquireco Inc., Jamie E. Biluk, N.
              Scott A. Biluk, A. Lynn Biluk and Tracy L. Biluk (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the
              Registration Statement on Form S-3 (Reg. No. 333-82634) filed on
              July 5, 2002).

+4.3          Amendment No. 1 dated May 17, 2002, to Credit Agreement dated
              April 26, 2001, among Weatherford International, Inc., Weatherford
              Eurasia Limited, Weatherford Eurasia B.V., Weatherford
              International Ltd., the Lenders defined therein and Bank One,
              N.A., as Administrative Agent.

+4.4          Amendment No. 1 dated May 17, 2002, to Amended and Restated Credit
              Agreement dated May 27, 1998, among Weatherford International,
              Inc., Weatherford Canada Ltd., Weatherford International Ltd., the
              Lenders defined therein, JPMorgan Chase Bank, as Administrative
              Agent for the U.S. Lenders, and The Bank of Nova Scotia, as
              Documentation Agent for the Lenders and as Agent for the Canadian
              Lenders.

+4.5          Waiver and Omnibus Amendment dated June 26, 2002, to Sale
              Agreement dated July 2, 2001, and Purchase Agreement dated July 2,
              2001, among W1 Receivables, L.P., Weatherford International, Inc.,
              Bank One, NA (Main Office Chicago), individually and as Agent,
              Jupiter Securitization Corporation, Weatherford Artificial Lift
              Systems, Inc., Weatherford U.S., L.P. and Weatherford
              International Ltd.

+4.6          Waiver and Amendment No. 1 dated May 14, 2002, to Purchase
              Agreement dated July 2, 2001, among W1 Receivables, L.P.,
              Weatherford International, Inc., Bank One, NA (Main Office
              Chicago), individually and as Agent, and Jupiter Securitization
              Corporation.

+4.7          Fourth Supplemental Indenture dated June 26, 2002, among
              Weatherford International, Inc., Weatherford International Ltd.
              and The Bank of New York (as successor in interest to Bank of Montreal Trust Company).

+4.8          Second Supplemental Indenture dated June 26, 2002, among
              Weatherford International, Inc., Weatherford International Ltd.
              and JP Morgan Chase Bank.

+10.1         Assumption and General Amendment of Directors' Stock Option and
              Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June
              26, 2002.

+99.1         Certification of Chief Executive Officer.

+99.2         Certification of Chief Financial Officer.

--------------

+ Filed herewith.