Form 10-Q
period 2002-09-30
WEATHERFORD INTERNATIONAL INC /NEW/
filed 2002-11-13
CIK 32908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission file number 1-13086


                         WEATHERFORD INTERNATIONAL, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                        04-2515019
          --------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification No.)


515 Post Oak Boulevard, Suite 600, Houston, Texas                   77027-3415
-------------------------------------------------                   ----------
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

         Yes X  No
            ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Title of Class                          Outstanding at November 7, 2002
        --------------                          -------------------------------
Common Stock, par value $1.00                           130,127,314

Registrant meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                              EXPLANATORY STATEMENT


         On June 26, 2002, Weatherford International Ltd., a Bermuda exempted company ("Weatherford Limited") became the parent holding company of Weatherford International, Inc., a Delaware Corporation ("Weatherford Delaware") as the result of a corporate reorganization effected through the merger of a subsidiary with and into Weatherford Delaware. Weatherford Delaware common stock ceased to be publicly traded. Each share of Weatherford Delaware issued immediately prior to the effective time of the merger automatically converted into the right to receive a common share of Weatherford Limited. Thus, the stockholders of Weatherford Delaware became the shareholders of Weatherford Limited which, together with its subsidiaries, continues to be engaged in the same business that Weatherford Delaware and its subsidiaries were engaged in before the merger. For periods subsequent to June 26, 2002, please also refer to the periodic and other reports filed with the Securities and Exchange Commission by Weatherford Limited (Commission File No. 001-31339) subsequent to June 26, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                              2002           2001
                                                                           -----------    -----------
                                                                           (UNAUDITED)
                          ASSETS

Current Assets:
   Cash and Cash Equivalents ...........................................   $    57,073    $    88,832
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $18,680 and $18,021, Respectively .....................       484,763        462,145
   Inventories .........................................................       539,344        504,986
   Receivable from Parent ..............................................         9,234             --
   Other Current Assets ................................................       180,965        175,370
                                                                           -----------    -----------
                                                                             1,271,379      1,231,333
                                                                           -----------    -----------

Property, Plant and Equipment, Net .....................................     1,091,193      1,039,616
Goodwill, Net ..........................................................     1,446,962      1,383,272
Other Intangible Assets, Net ...........................................       257,172        104,825
Equity Investments in Unconsolidated Affiliates ........................        10,511        483,038
Shares Held in Parent ..................................................       266,329             --
Long-Term Note Receivable from Parent ..................................       299,063             --
Other Assets ...........................................................        60,019         54,278
                                                                           -----------    -----------
                                                                           $ 4,702,628    $ 4,296,362
                                                                           ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt .........   $   370,746    $   190,229
   Accounts Payable ....................................................       181,440        219,630
   Other Current Liabilities ...........................................       327,370        349,738
                                                                           -----------    -----------
                                                                               879,556        759,597
                                                                           -----------    -----------

Long-Term Debt .........................................................       583,838        572,733
Zero Coupon Convertible Senior Debentures ..............................       536,423        524,561
Deferred Tax Liabilities ...............................................        24,288         94,967
Other Liabilities ......................................................        92,876        103,764
5% Convertible Subordinated Preferred
   Equivalent Debentures ...............................................       402,500        402,500

Commitments and Contingencies

Stockholders' Equity:
   Common Stock, $1 Par Value, Authorized 250,000 Shares, Issued 130,127
      and 129,852 Shares, Respectively .................................       130,127        129,852
   Capital in Excess of Par Value ......................................     1,970,251      1,912,528
   Treasury Stock, Net .................................................            --       (294,986)
   Retained Earnings ...................................................       258,903        268,050
   Accumulated Other Comprehensive Loss ................................      (176,134)      (177,204)
                                                                           -----------    -----------
                                                                             2,183,147      1,838,240
                                                                           -----------    -----------
                                                                           $ 4,702,628    $ 4,296,362
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                             --------------------------    ---------------------------
                                                                2002           2001           2002            2001
                                                             -----------    -----------    ------------    -----------
Revenues:
     Products...........................................     $ 276,522      $ 259,083      $ 847,501       $ 734,821
     Services and Rentals...............................       308,408        349,538        899,544         972,958
                                                             ---------      ---------      ---------       ---------
                                                               584,930        608,621      1,747,045       1,707,779

Costs and Expenses:
     Cost of Products...................................       166,219        156,064        541,567         459,572
     Cost of Services and Rentals.......................       236,461        226,687        634,034         622,914
     Research and Development...........................        19,624         12,881         55,147          35,139
     Selling, General and Administrative Attributable
       to Segments......................................        87,495         93,792        259,921         268,944
     Corporate General and Administrative...............         9,871          9,984         33,957          29,650
     Equity in Earnings of Unconsolidated Affiliates....        (1,927)        (6,947)       (14,917)        (14,708)
     Non-recurring Charge...............................        15,437             --         15,437              --
     Loss on Sale to Parent.............................            --             --        186,460              --
                                                             ---------      ---------      ---------       ---------

Operating Income........................................        51,750        116,160         35,439         306,268
                                                             ---------      ---------      ---------       ---------

Other Income (Expense):
     Interest Expense, Net..............................       (20,404)       (19,802)       (61,401)        (51,907)
     Charges to Parent..................................        11,081             --         11,305              --
     Other, Net.........................................          (917)        (1,572)        (2,891)         (1,986)
                                                             ---------      ---------      ---------       ---------
Income (Loss) Before Income Taxes.......................        41,510         94,786        (17,548)        252,375
Benefit (Provision) for Income Taxes....................        51,719        (34,605)         8,401         (92,248)
                                                             ---------      ---------      ---------       ---------
Net Income (Loss).......................................     $  93,229      $  60,181      $  (9,147)      $ 160,127
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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                 ----------------------
                                                                    2002       2001
                                                                 ---------    ---------
Cash Flows from Operating Activities:
  Net Income (Loss) ..........................................   $  (9,147)   $ 160,127
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization ...........................     158,318      152,845
     Equity in Earnings of Unconsolidated Affiliates .........     (14,917)     (14,708)
     Non-recurring Charge ....................................      15,050           --
     Loss on Sale to Parent ..................................     186,460           --
     Amortization of Original Issue Discount .................      11,862       11,513
     Deferred Income Tax Provision (Benefit) .................     (74,627)          62
     Charges to Parent .......................................     (11,305)          --
     Gain on Sales of Assets .................................     (11,110)     (11,202)
     Change in Operating Assets and Liabilities, Net of Effect
       of Businesses Acquired ................................     (85,855)    (196,138)
                                                                 ---------    ---------
       Net Cash Provided by Operating Activities .............     164,729      102,499
                                                                 ---------    ---------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ............     (83,229)    (214,417)
  Capital Expenditures for Property, Plant and Equipment .....    (196,031)    (237,200)
  Acquisition of License .....................................     (65,000)          --
  Acquisition of Minority Interest ...........................          --     (206,500)
  Proceeds from Sales of Assets ..............................      28,508       21,408
  Capital Contribution to Parent .............................         (12)          --
                                                                 ---------    ---------
       Net Cash Used by Investing Activities .................    (315,764)    (636,709)
                                                                 ---------    ---------

Cash Flows from Financing Activities:
  Borrowings on Short-Term Debt, Net .........................     159,169      286,383
  Repayments of Long-Term Debt, Net ..........................      (7,884)      (8,612)
  Proceeds (Repayments) from Asset Securitization, Net .......     (55,055)     136,784
  Proceeds from Exercise of Stock Options ....................      23,946       10,170
  Funds Received on Behalf of Parent .........................       1,607           --
  Acquisition of Treasury Stock ..............................      (1,994)      (2,815)
  Other ......................................................        (909)          --
                                                                 ---------    ---------
       Net Cash Provided by Financing Activities .............     118,880      421,910
                                                                 ---------    ---------

Effect of Exchange Rates on Cash and Cash Equivalents ........         396        3,224

Net Decrease in Cash and Cash Equivalents ....................     (31,759)    (109,076)
Cash and Cash Equivalents at Beginning of Period .............      88,832      153,808
                                                                 ---------    ---------
Cash and Cash Equivalents at End of Period ...................   $  57,073    $  44,732
                                                                 =========    =========

Supplemental Cash Flow Information:
  Interest Paid ..............................................   $  45,648    $  35,110
  Income Taxes Paid, Net of Refunds ..........................      37,067       44,951

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                   THREE MONTHS          NINE MONTHS
                                                ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                               --------------------   -------------------
                                                 2002       2001        2002        2001
                                               --------   --------    --------    --------
Net Income (Loss) ..........................   $ 93,229   $ 60,181    $ (9,147)   $160,127
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustment    (10,215)     1,156       1,070     (28,962)
                                               --------   --------    --------    --------
Comprehensive Income (Loss) ................   $ 83,014   $ 61,337    $ (8,077)   $131,165
                                               ========   ========    =========   ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

         Effective June 26, 2002, Weatherford International, Inc. became a wholly owned indirect subsidiary of Weatherford International Ltd. (the "Parent"), a Bermuda exempted company, following a corporate reorganization (See
Note 2). At the time of the corporate reorganization, Weatherford International, Inc.'s common stock, $1.00 par value ("Common Stock") ceased to be publicly traded. The condensed consolidated financial statements of Weatherford International, Inc. and subsidiaries (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheet at September 30, 2002, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2002 and 2001, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

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

2. CORPORATE REORGANIZATION

         Effective June 26, 2002, the Company became a wholly owned subsidiary of Weatherford International Ltd., a Bermuda exempted company, following a corporate reorganization. The Company continues to exist as an indirect, wholly owned subsidiary of the Parent. The Parent and its subsidiaries continue to conduct the business previously conducted by the Company. The reorganization has been accounted for as a reorganization of entities under common control. All steps to affect the reorganization were completed by September 30, 2002.

         Upon consummation of the merger, the Common Stock ceased to be publicly traded and automatically converted into the right to receive the Parent's common shares. The shares previously recorded as Treasury Stock, Net on the Company's Condensed Consolidated Balance Sheet are now presented as Shares Held in Parent.

         In conjunction with the merger, Parent fully and unconditionally guaranteed the following obligations of the Company: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the $200.0 million, 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"), (4) the $350.0 million, 6 5/8% Senior Notes due 2011, (5) the Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures") and (6) the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Convertible Preferred Debentures"). In addition, Weatherford International, Inc. and Parent fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization (See Note 8), including their payment obligations.

         In connection with the reorganization, the Company incurred $4.5 million, $3.0 million after taxes, in transaction-related expenses. The transaction expenses relate to professional services and are reflected in Corporate General and Administrative Expenses in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. NON-RECURRING CHARGE

         During the three months ended September 30, 2002, the Company recorded $15.4 million, $10.0 million net of taxes, in non-recurring charges relating to a rationalization of its businesses in light of industry conditions.

         The Company undertook initiatives to rationalize its business in light of the lower activity levels, primarily in the United States, and the continued economic uncertainty. Initiatives approved during the third quarter included a reduction in workforce and closure of two facilities. The charge recorded related to these initiatives is summarized by division in the following table and described in greater detail below:

                                                                                  Reversal of
                                                                                  Prior Year
                                                                   Asset         Non-recurring
                                                Severance(1)    Impairment(2)      Charge(3)           Total
                                               ------------    -------------    --------------       --------
                                                                        (in thousands)
Drilling & Intervention Services .......         $  1,853         $    132         $     --          $  1,985
Completion Systems .....................            4,810            1,580               --             6,390
Artificial Lift Systems ................            1,866            5,295               --             7,161
Corporate ..............................               48            4,592           (4,739)              (99)
                                                 --------         --------         --------          --------
Total ..................................         $  8,577         $ 11,599         $ (4,739)         $ 15,437
                                                 ========         ========         ========          ========

(1) In accordance with the Company's announced plan to terminate employees, it recorded severance and related costs for 834 specifically identified employees. Terminations are company-wide and are expected to be completed by the end of 2002. As of September 30, 2002, 87 employees had been terminated and $0.4 million of severance had been paid.

(2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $10.9 million, have been reclassified in Other Current Assets on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2002. The Company anticipates the assets to be sold by September 2003.

(3) In 2001, the Company recorded a non-recurring charge of $56.3 million in connection with the merger of its Compression Services Division with Universal Compression Holdings, Inc. ("Universal") of which $4.7 million of estimated transaction costs were not incurred.

4. SALE OF INVESTMENT

         Effective June 26, 2002, WEUS Holding, Inc., a wholly owned subsidiary of the Company, sold its equity investment in Universal to Parent for a note receivable of $299.1 million, the fair market value at the date of sale. The difference between the carrying value and fair market value at the date of sale is recorded as Loss on Sale to Parent on the accompanying Condensed Consolidated Statements of Operations; however, as this was a transfer of assets among related parties under common control, no loss was recorded in the consolidated financial statements of Weatherford International Ltd. At the time of the sale, there was no tax benefit recognized as there was no change in the difference between Weatherford International, Ltd.'s consolidated book value and the tax basis of this investment.

         In the third quarter of 2002, Weatherford International Ltd. recorded a write-down of its investment in Universal, at which time a loss of $217.1 million was recognized on its consolidated financial statements. The write-down was recognized as Weatherford International Ltd. determined that the decline in the market value of Universal was other than temporary. In connection with Weatherford International Ltd.'s write-down of its investment in Universal, the Company recognized a tax benefit of $70.9 million in order to reduce Weatherford International Ltd.'s consolidated deferred tax liability relating to the difference between its consolidated book value and the tax basis of this investment.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Interest income for the three and nine months ended September 30, 2002, of $4.9 million and $5.1 million, respectively, related to the note is reflected in Charges to Parent in the accompanying Condensed Consolidated Statements of Operations. The Company charged Parent $6.2 million for fees related to a service agreement, which is also reflected in Charges to Parent on the accompanying Condensed Consolidated Statements of Operations.

5. GOODWILL

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

         The following table provides net income information had the non-amortization provision been in effect for the three and nine months ended September 30, 2001:

                                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                                           ------------------   ------------------
                                                                                         (in thousands)
Reported net income ...................................................        $ 60,181               $ 160,127
Goodwill amortization, net of taxes....................................          10,162                  27,239
                                                                               --------               ---------
Adjusted net income ...................................................        $ 70,343               $ 187,366
                                                                               ========               =========

6. INTANGIBLE ASSETS

         The Company amortizes identifiable intangible assets, excluding goodwill and indefinite-lived intangibles, on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. The components of these identifiable intangible assets are as follows:

                                         SEPTEMBER 30, 2002                             DECEMBER 31, 2001
                               --------------------------------------       -------------------------------------
                                CARRYING     ACCUMULATED                    CARRYING    ACCUMULATED
                                 VALUE      AMORTIZATION       NET            VALUE     AMORTIZATION       NET
                               ---------    ------------   ---------        ---------   -------------   ---------
                                                                 (in thousands)
Patents ....................   $  72,802     $ (12,972)    $  59,830        $  62,135     $  (9,623)    $  52,512
Licenses ...................     187,496        (9,807)      177,689           33,209        (4,754)       28,455
Covenants not to compete....      19,970        (9,408)       10,562           18,961        (6,539)       12,422
Other ......................       1,609          (518)        1,091            2,423          (697)        1,726
                               ---------     ---------     ---------        ---------     ---------     ---------
                               $ 281,877     $ (32,705)    $ 249,172        $ 116,728     $ (21,613)    $  95,115
                               =========     =========     =========        =========     =========     =========

         Amortization expense was $4.8 million and $11.1 million for the three and nine months ended September 30, 2002, respectively. Estimated amortization expense for the carrying amount of intangible assets as of September 30, 2002 is expected to be $5.0 million for the remainder of 2002, $19.4 million for 2003, $18.3 million for 2004, $17.5 million for 2005 and $16.6 million for 2006.

         The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million at September 30, 2002 and $9.7 million at December 31, 2001. The estimated fair market value of intangible assets obtained through acquisitions

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.

         On March 1, 2002, the Company obtained a worldwide license to Shell Technology Ventures' ("Shell") expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, the Company received a global license to Shell's existing and future expandable tubular intellectual property and immediate access to the U.S. market for use of its Completion Systems Division's Expandable Sand Screen (ESSTM) system for consideration that included $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase common shares of our Parent. The $20.0 million promissory note is classified as Short-Term Borrowings and Current Portion of Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. In addition, the Company received a 50% reduction in the royalty rate it historically paid on Shell licensed technology sales. This license is being amortized over the life of the agreement, which is 17 years.

7. INVENTORIES

     Inventories by category are as follows:

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                              2002           2001
                                                         -------------    -----------
                                                                (in thousands)
     Raw materials, components and supplies ......           $149,736       $143,142
     Work in process .............................             46,285         49,544
     Finished goods ..............................            343,323        312,300
                                                             --------       --------
                                                             $539,344       $504,986
                                                             ========       ========

         Work in process and finished goods inventories include the cost of material, labor and plant overhead.

8. ASSET SECURITIZATION

         In July 2001, the Company entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable. The one-year term was extended through November 2002, and the Company is currently in the process of renewing this agreement. It is permitted to securitize up to $150.0 million under this agreement. If Weatherford International, Inc.'s or Parent's credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. In connection with the reorganization, Weatherford International, Inc. and Parent fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization including their payment obligations. The Company currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.5 million and $1.8 million for the three and nine months ended September 30, 2002, respectively and are included in Interest Expense, Net on the accompanying Condensed Consolidated Statements of Operations. The Company had received $85.7 million for purchased interests as of September 30, 2002 and $140.8 million as of December 31, 2001.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. SHORT-TERM DEBT

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                               2002              2001
                                                            ------------      ------------
                                                                    (in thousands)
2001 Multi-currency revolving credit facility .............   $116,356          $ 90,896
1998 Revolving credit facility ............................    150,000            50,048
Note payable ..............................................     20,000                --
Short-term bank loans .....................................     57,307            22,528
                                                              --------          --------
Total short-term borrowings ...............................    343,663           163,472
Current portion of long-term debt .........................     27,083            26,757
                                                              --------          --------
Short-Term Borrowings and Current Portion of Long-Term Debt   $370,746          $190,229
                                                              ========          ========

         In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of September 30, 2002, the Company had $133.6 million available under this agreement.

         The Company entered into a five-year unsecured credit agreement in May 1998, which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of September 30, 2002, the Company had $64.6 million available under this facility due to amounts outstanding and $35.4 million being used to secure outstanding letters of credit.

         The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. As of September 30, 2002, the Company had $57.3 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 2.13% to 16.00%.

10. INTEREST RATE SWAPS

         As of September 30, 2002, the Company had in effect two interest rate swap agreements, entered into on November 15, 2001 and January 8, 2002, to reduce the Company's exposure to changes in the fair value of the 7 1/4% Senior Notes and to take advantage of interest rates available in the current economic environment. Under these agreements, on May 15 and November 15 of each year until maturity, the Company will receive interest at the fixed rate of 7 1/4% and will pay floating rate based on 6-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Assets and Other Liabilities with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was a net asset of $15.5 million as of September 30, 2002 (See Note 14).

11. SUPPLEMENTAL CASH FLOW INFORMATION

         The following summarizes investing activities relating to acquisitions integrated into the Company for the periods shown:

                                                                        NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                   2002              2001
                                                                ---------          ---------
                                                                      (in thousands)

Fair value of assets, net of cash acquired ............         $  50,940          $ 213,950
Goodwill ..............................................            57,949            312,697
Total liabilities, including minority interest ........           (25,660)          (105,168)
Common Stock issued ...................................                --           (207,062)
                                                                ---------          ---------
Cash consideration, net of cash acquired ..............         $  83,229          $ 214,417
                                                                =========          =========

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         During the nine months ended September 30, 2002 and 2001, there were non-cash operating activities of $13.2 million and $8.2 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value for the period of 2002 through the reorganization and the nine months ended September 30, 2001 on the accompanying Condensed Consolidated Balance Sheets. For the period since the reorganization through September 30, 2002, the benefits were recorded as a reduction of income taxes payable and a reduction to Receivable from Parent on the accompanying Condensed Consolidated Balance Sheet.

         During the nine months ended September 30, 2002, there were non-cash investing activities of $8.6 million related to the receipt of 187,094 shares of Common Stock initially issued in the 2001 acquisition of Orwell plc. The shares were received as a settlement of a purchase price adjustment and were subsequently converted into shares of Parent in connection with the reorganization.

         During the nine months ended September 30, 2002, there were noncash-financing activities related to interest rate swaps of $18.6 million (See Note 10).

12. SEGMENT INFORMATION

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

         The Company's Completion Systems segment provides completion products and systems including expandable systems, intelligent well systems, packers, liner hangers, well screens, flow control and inflatable packers.

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

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Financial information by industry segment for each of the three and nine months ended September 30, 2002 and 2001 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                  THREE MONTHS                     NINE MONTHS
                                              ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                           ----------------------------    -----------------------
                                              2002            2001            2002            2001
                                           ------------   -------------    ------------   --------
                                                                (in thousands)
Revenues from unaffiliated customers:
     Drilling and Intervention Services   $   319,872    $   363,293      $ 942,610    $   986,197
     Completion Systems ...............        88,335         86,838        285,451        247,807
     Artificial Lift Systems ..........       176,723        158,490        518,984        446,836
     Compression Services .............            --             --             --         26,939
                                          -----------    -----------    -----------    -----------
                                          $   584,930    $   608,621    $ 1,747,045    $ 1,707,779
                                          ===========    ===========    ===========    ===========

EBITDA (a):
     Drilling and Intervention Services   $    92,592    $   127,824    $   290,025    $   345,294
     Completion Systems ...............         8,353         15,588         37,119         40,875
     Artificial Lift Systems ..........        28,392         29,480         85,510         79,504
     Compression Services .............            --             --             --          3,587
     Corporate(b) .....................        (7,172)        (1,274)       (17,000)       (10,147)
                                          -----------    -----------    -----------    -----------
                                          $   122,165    $   171,618    $   395,654    $   459,113
                                          ===========    ===========    ===========    ===========

Depreciation and amortization:
     Drilling and Intervention Services   $    39,117    $    38,064    $   114,666    $   100,491
     Completion Systems ...............         9,430          8,368         24,330         22,314
     Artificial Lift Systems ..........         5,659          7,263         17,282         21,061
     Compression Services .............            --             --            --           4,184
     Corporate (b) ....................           772          1,763          2,040          4,795
                                          -----------    -----------    -----------    -----------
                                          $    54,978    $    55,458    $   158,318    $   152,845
                                          ===========    ===========    ===========    ===========

Operating income (loss) (c):
     Drilling and Intervention Services   $    53,475    $    89,760    $   175,359    $   244,803
     Completion Systems ...............        (1,077)         7,220         12,789         18,561
     Artificial Lift Systems ..........        22,733         22,217         68,228         58,443
     Compression Services .............            --             --             --          (597)
     Corporate (b) ....................        (7,944)        (3,037)      (19,040)       (14,942)
                                          -----------    -----------    -----------    -----------
                                          $    67,187    $   116,160    $   237,336    $   306,268
                                          ===========    ===========    ===========    ===========

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization and non-recurring charges (see Notes 3 and 4). Calculations of EBITDA should not be viewed as a substitute to calculations under accounting principles generally accepted in the United States, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to those of another company.

(b)      Includes Equity in Earnings of Unconsolidated Affiliates.

(c) Excludes Non-recurring Charge (see Note 3) and Loss on Sale of Parent (see Note 4).

         As of September 30, 2002, total assets were $2,065.5 million for Drilling and Intervention Services, $1,011.5 million for Completion Systems, $895.8 million for Artificial Lift Systems and $729.8 million for Corporate. Total assets as of December 31, 2001, were $1,975.8 million for Drilling and Intervention Services, $864.5 million for Completion Systems, $920.5 million for Artificial Lift Systems and $535.6 million for Corporate.

                WEATHERFORD INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Net goodwill as of September 30, 2002 was $645.8 million for Drilling and Intervention Services, $434.1 million for Completion Systems and $367.1 million for Artificial Lift Systems. As of December 31, 2001, net goodwill was $593.0 million for Drilling and Intervention Services, $421.8 million for Completion Systems and $368.5 million for Artificial Lift Systems. Amounts included in goodwill related to acquisitions completed during the preceding twelve months are based on preliminary information and are subject to change when final information is obtained.

13.  NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have an impact on the consolidated financial statements of the Company.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption of this statement will have a material impact on the consolidated financial statements of the Company.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred as opposed to when the entity commits to an exit plan under Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

14.  SUBSEQUENT EVENT

         In October 2002, the Company terminated both swap agreements and received $13.9 million in cash as settlement. The cash received was recorded against the fair market value of the agreements subsequent to September 30, 2002, and the resulting gain will be amortized over the remaining life of the 7 1/4% Senior Notes as an adjustment to interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Effective June 26, 2002, we became a wholly owned subsidiary of Weatherford International Ltd., a Bermuda exempted company, following a corporate reorganization. At the time of the reorganization, our common stock ceased to be publicly traded and our stockholders received the right to exchange our common stock for common shares of Weatherford International Ltd., a publicly traded entity. The reorganization has been accounted for as a reorganization of entities under common control.

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

         The following is a discussion of our results of operations for the nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with our financial statements that are included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 included in our Annual Report on Form 10-K. This discussion should also be read in conjunction with Weatherford International Ltd.'s financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2002 and 2001 included in their Quarterly Report on Form 10-Q.

         This discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements."

         We acquire numerous companies every year and focus on integration efforts to realize the benefits each acquisition provides. We are therefore unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations. Comparative nine months revenue trends excluding acquisitions only exclude those acquisitions for which revenue information has been separately maintained.

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

         The following chart sets forth certain statistics that are reflective of historical market conditions:


                                         HENRY HUB  NORTH AMERICAN  INTERNATIONAL
                            WTI OIL (1)   GAS (2)    RIG COUNT (3)  RIG COUNT (3)
                           ------------  ---------  --------------  -------------

September 30, 2002 ......   $   30.45    $   4.138       1,110           727
December 31, 2001 .......       19.84        2.570       1,185           747
September 30, 2001 ......       23.43        2.244       1,539           761

(1) Price per barrel of West Texas Intermediate crude oil as of September 30 and December 31 - Source: Applied Reasoning, Inc.

(2)      Price per MM/BTU as of September 30 and December 31 - Source: Oil World

(3)      Average rig count for the applicable month - Source: Baker Hughes Rig
         Count

         The oil and gas industry has been subject to extreme volatility in the last few years. During 2000, the supply and demand imbalances caused the increase in the price of oil and gas. In turn, we experienced steady improvements in the demand for our products and services which continued through the first seven months of 2001. The markets outside North America are less volatile than the U.S. and Canada due to the significant investment and complexity surrounding international projects. Drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing as most contracts span two to three years.

         In the U.S., rig activity began to decline rapidly in the third quarter of 2001. The U.S. rig count peaked at 1,293 rigs in July 2001 and declined to a low of 738 rigs in April 2002. Since June 2002, we have seen the rig count remain relatively constant at a monthly average of approximately 850 rigs. Despite higher than average commodity prices for oil and natural gas, U.S. drilling activity levels have remained relatively low. These low activity levels reflect customer uncertainty about the recovery of the economy and demand for energy and, therefore, the sustainability of commodity prices. In the near term we expect activity to strengthen marginally until our customers feel confident as to the prognosis for industrial production, energy demand and commodity prices.

         International rig activity remained relatively constant throughout 2001 averaging 745 rigs for the year. In 2002, activity declined slightly as increases in Africa, Middle East and Far East were more than offset by declines in Europe and Latin America. In the third quarter of 2002, the international rig count averaged 732, three percent below the prior year third quarter and two percent higher than the preceding quarter. Our customers' international spending and demand for our products is expected to remain steady during the remainder of 2002. However, in 2003 we expect international demand to increase, with demand for our products and services to exceed the expected industry-wide increase in international market activity as we leverage our technology offerings and expand our market share.

         In general, we expect the markets and our business strategies to affect our businesses as follows:

         DRILLING AND INTERVENTION SERVICES AND COMPLETION SYSTEMS. These divisions are expected to see slight improvements in the fourth quarter as compared to the third quarter in the Eastern Hemisphere markets, with the exception of the United Kingdom, where we anticipate depressed activity through the fourth quarter. We expect our Western Hemisphere operations to remain flat, compared to current levels, throughout the remainder of 2002 and only show marginal improvements during the first half of 2003.

         ARTIFICIAL LIFT SYSTEMS. We expect slight improvements in our Artificial Lift Systems Division's North American results, supported by higher demand in Canada. We anticipate this division to continue to see revenue improvements in the Eastern Hemisphere markets on a year-on-year basis as we leverage our global footprint. We anticipate the Latin American markets will remain depressed throughout the remainder of this year and into 2003.

         Overall, the level of market improvements for our businesses in late 2002 and early 2003 will continue to be heavily dependent on the timing and strength of the recovery in the North American markets, our gains in market share outside North America and the acceptance of our new technologies. The speed and extent of any recovery in the North American markets is difficult to predict in light of continued economic uncertainty. In addition, the continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC (Organization of Petroleum Exporting Countries) and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

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

   Accounts Receivable

         We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past. The cyclical nature of our industry may affect our customers' operating performance and cash flows, which could impact our ability to collect on these obligations. In addition, many of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities which may impact our ability to collect these accounts receivable.

   Goodwill and Other Intangible Assets

         We adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, we no longer amortize goodwill and indefinite-lived intangible assets but continue to amortize other acquisition-related intangibles. We have completed the transitional goodwill impairment test as of January 1, 2002 and have determined that no impairment exists. We will perform a similar review of goodwill valuation annually, or earlier if indicators of potential impairment exist. If for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur charges for the impairment of goodwill.

   Income Taxes

         We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         The following charts contain selected financial data comparing our results for the nine months ended September 30, 2002 and September 30, 2001:

COMPARATIVE FINANCIAL DATA                                               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    -----------------------------
                                                                       2002               2001
                                                                    ----------         ----------
                                                                       (in thousands, except
                                                                        percentages and per
                                                                            share data)

Revenues ........................................................   $1,747,045         $1,707,779
Gross Profit % ..................................................         32.7%              36.6%
Research and Development ........................................   $   55,147         $   35,139
Selling, General and Administrative Attributable to Segments ....      259,921            268,944
Corporate General and Administrative ............................       33,957(b)(c)       29,650
Operating Income ................................................      237,336(b)(c)      306,268
Net Income ......................................................      116,468(b)(c)      160,127
Net Income, Excluding Goodwill Amortization Net of Taxes ........      116,468(b)(c)      187,366
EBITDA (a) ......................................................      395,654(b)(c)      459,113
Cash Provided by Operating Activities ...........................      164,729            102,449

(a) EBITDA is calculated by taking operating income and adding back depreciation and amortization and non-recurring charges. We have included an EBITDA calculation because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as substitutes to calculations under accounting principles generally accepted in the United States, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company's calculation.

(b) Includes $4.5 million of transaction costs related to our reorganization. The net after-tax impact of these charges was $3.0 million.

(c) Excludes the impact of non-recurring charge recorded in the third quarter of 2002 of $15.4 million, $10.0 million net of taxes, related to a rationalization of our businesses in light of industry conditions, a $70.9 million tax benefit recognized in connection with Weatherford International Ltd.'s write-down of its investment in Universal and the Loss on Sale to Parent recorded in the second quarter of 2002 of $186.5 million.

SALES BY GEOGRAPHIC REGION
                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ----------------------
                                                                          2002            2001
                                                                         ------          ------
REGION:
U.S. .................................................................     33%              42%
Canada ...............................................................     14               15
Latin America ........................................................      9               11
Europe and West Africa ...............................................     19               14
Middle East and North Africa .........................................     12                8
Asia Pacific .........................................................     13               10
                                                                          ---              ---
     Total ...........................................................    100%             100%
                                                                          ===              ===

         A discussion of our consolidated results for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 follows:

o Consolidated revenues for the first nine months of 2002, excluding our historical compression results and our incremental revenues from our current year and 2001 non-technology acquisitions, declined approximately 5% over the same period of 2001. On the same basis, revenues in North America decreased more than $200 million, while international revenues increased approximately $109 million.

o Gross profit as a percentage of revenues decreased from 36.6% for the first nine months of 2001 to 32.7% in the same period of 2002. The decline is primarily attributable to lower volumes and pricing pressures in a depressed U.S. market and a shift in our product and geographic mix.

o Research and development expenses increased 56.9% primarily due to costs incurred to develop our technology-related product lines.

o Selling, general and administrative expenses attributable to segments decreased as a percentage of revenues from 15.7% for the first nine months of 2001 to 14.9% in the same period this year. The decline is primarily related to the non-amortization of goodwill in 2002 partially offset by an increase in intangible amortization in 2002. Goodwill amortization attributable to the segments for the nine months ended September 30, 2001 was $26.5 million.

o Interest expense, net for the nine months ended September 30, 2002 increased $9.5 million from the same period last year primarily due to the interest associated with our $350 million 6 5/8% Senior Notes issued in November 2001, partially offset by the benefit generated by our interest rate swaps on our $200 million 7 1/4% Senior Notes.

o Charges to Parent for the nine months ended September 30, 2002, of $11.3 million relate to $5.1 million of interest on a note receivable from Parent and $6.2 million of income from fees related to a service agreement. The note receivable and service agreement were established in connection with our corporate reorganization.

o Our effective tax rate for the nine months ended September 30, 2002, was 36.8%, compared to 36.6% for the same period of 2001, primarily due to the shift in the mix of foreign and domestic income.

SEGMENT RESULTS

         DRILLING AND INTERVENTION SERVICES

         The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the nine months ended September 30, 2002 and 2001:

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 --------------------------
                                                   2002             2001
                                                 --------          --------
                                                   (in thousands, except
                                                         percentages)

Revenues ...............................         $942,610          $986,197
Gross Profit % .........................             31.6%             38.2%
Research and Development ...............         $ 19,012          $ 17,185
Selling, General and Administrative ....          103,334           114,389
Operating Income .......................          175,359 (a)       244,803
EBITDA .................................          290,025 (a)       345,294

(a) Excludes $2.0 million of non-recurring charge related to severance and asset impairment.

         A discussion of the results of our Drilling and Intervention Services Division for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 follows:

o Our North American revenues for the first nine months of 2002 declined by 25.9%, or 27.7% excluding the incremental revenues from our current year and 2001 acquisitions. The nine-month average North American rig count declined 31.1%. Our international revenues increased 20.8%, or 14.8% excluding incremental revenue from these acquisitions, compared to a relatively flat average international rig count.

o Gross profit as a percentage of revenues declined 17.3% in the first nine months of 2002 from the same period last year. The decline in margins primarily reflects the impact of pricing pressures and lower volumes felt in the U.S. market as well as a change in product and geographic mix. This division was also impacted by the deterioration in the United Kingdom related to E&P tax disputes between the United Kingdom government and North Sea operators.

o Selling, general and administrative expenses as a percentage of revenues declined from 11.6% in the first nine months of 2001 to 11.0% in the comparable period of 2002. The decline is primarily related to the non-amortization of goodwill partially offset by costs associated with the expansion of our underbalanced services infrastructure. Goodwill amortization for this period in 2001 was $10.9 million.

         COMPLETION SYSTEMS

         The following chart sets forth data regarding the results of our Completion Systems Division for the nine months ended September 30, 2002 and 2001:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 ---------------------------
                                                   2002              2001
                                                 ---------         ---------
                                             (in thousands, except percentages)

Revenues ...............................         $285,451          $247,807
Gross Profit % .........................             33.2%             33.8%
Research and Development ...............         $ 30,583          $ 14,951
Selling, General and Administrative ....           51,309            50,212
Operating Income .......................           12,789 (a)        18,561
EBITDA .................................           37,119 (a)        40,875

(a) Excludes $6.4 million of non-recurring charge related to severance and asset impairment.


         A discussion of the results of our Completion Systems Division for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 follows:

o Our North American revenues decreased 3.3%, or 15.6% excluding incremental revenues associated with our 2001 non-technology acquisitions. Our international revenues increased 30.7%, or 16.3% excluding incremental revenues from these acquisitions. Our 2001 non-technology acquisitions contributed more than $33 million in incremental revenues in the first nine months of 2002. Technology revenues increased $18.8 million.

o Research and development expenses more than doubled in the first nine months of 2002 from the same period of 2001. This increase primarily relates to this division's focus on the development of new technology-related product lines, specifically expandables and optical sensing.

o Selling, general and administrative expenses decreased as a percentage of revenues from 20.3% in the first nine months of 2001 to 18.0% in the same period this year primarily due to the non-amortization of goodwill in 2002 partially offset by an increase in the intangible amortization. Goodwill amortization for this period of 2001 was $7.7 million.

         ARTIFICIAL LIFT SYSTEMS

         The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the nine months ended September 30, 2002 and 2001.

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 --------------------------
                                                    2002            2001
                                                 ---------         --------
                                             (in thousands, except percentages)

Revenues ...............................         $518,984          $446,836
Gross Profit % .........................             34.5%             36.1%
Research and Development ...............         $  5,552          $  2,917
Selling, General and Administrative ....          105,278            99,792
Operating Income .......................           68,228 (a)        58,443
EBITDA .................................           85,510 (a)        79,504

(a) Excludes $7.2 million of non-recurring charge related to severance and asset impairment.

         A discussion of the results of our Artificial Lift Systems Division as reflected above for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 follows:

o North American revenues increased 4.3%, or decreased 11.4% excluding incremental revenues from our 2001 acquisitions. International revenues increased 41.7%, or 13.7% excluding these acquisitions. Our 2001 acquisitions contributed more than $87 million of incremental revenues in the first nine months of 2002.

o Gross profit as a percentage of revenues decreased from 36.1% in the first nine months of 2001 to 34.5% in the same period this year. This decline was primarily related to a change in product mix.

o Selling, general and administrative expenses decreased as a percentage of revenue from 22.3% in the first nine months of 2001 to 20.3% in the comparable period in 2002. The decrease was primarily attributable to increased revenues and the non-amortization of goodwill. Goodwill amortization for the second half of 2001 was $7.1 million.

         COMPRESSION SERVICES

         On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock. During 2001, up to the merger date, the Compression Services Division contributed $26.9 million of revenues, $3.6 million of EBITDA and an operating loss of $0.6 million to our consolidated results. Subsequent to the merger date we began recording equity in earnings of unconsolidated affiliates based on our portion of Universal's net income.

         NON-RECURRING CHARGE

         During the three months ended September 30, 2002, we recorded $15.4 million, $10.0 million net of taxes, in non-recurring charges relating to a rationalization of our businesses in light of industry conditions.

         We undertook initiatives to rationalize our businesses in light of the lower activity levels, primarily in the United States, and the continued economic uncertainty. Initiatives approved during the third quarter included a reduction in workforce and closure of two facilities. The charge recorded related to these initiatives is summarized by division in the following table and described in greater detail below:

                                                                                Reversal of
                                                                                 Prior Year
                                                                   Asset       Non-recurring
                                                Severance (1)  Impairment (2)    Charge (3)    Total
                                                -------------  --------------  -------------  --------
                                                                       (in thousands)

Drilling & Intervention Services .......          $  1,853       $    132        $     --     $  1,985
Completion Systems .....................             4,810          1,580              --        6,390
Artificial Lift Systems ................             1,866          5,295              --        7,161
Corporate ..............................                48          4,592          (4,739)         (99)
                                                  --------       --------        --------     --------
Total ..................................          $  8,577       $ 11,599        $ (4,739)    $ 15,437
                                                  ========       ========        ========     ========

(1) In accordance with our announced plan to terminate employees, we recorded severance and related costs for 834 specifically identified employees. Terminations are company-wide and are expected to be completed by the end of 2002. As of September 30, 2002, 87 employees had been terminated and $0.4 million of severance had been paid.

(2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $10.9 million, have been reclassified in Other Current Assets on our Condensed Consolidated Balance Sheet as of September 30, 2002. We anticipate the assets to be sold by September 2003.

(3) In 2001, we recorded a non-recurring charge of $56.3 million in connection with the merger of our Compression Services Division with Universal of which $4.7 million of estimated transaction costs were not incurred.

CORPORATE REORGANIZATION

         On June 26, 2002, our stockholders and our Board of Directors approved the corporate reorganization, and Weatherford International Ltd., a Bermuda exempted company, became our parent holding company. Upon consummation of the merger, our shares ceased to be publicly traded and automatically converted into the right to receive common shares of Weatherford International Ltd.

         Immediately after the reorganization, we sold our equity investment in Universal to Weatherford International Ltd. for a note receivable of $299.1 million, the fair market value at the date of sale. The sale resulted in a loss of $186.5 million, the difference between fair market value at the date of sale and the carrying value; however, since this was a transfer of assets among related parties under common control, no loss was recorded in the consolidated financial statements of Weatherford International Ltd. At the time of the sale, there was no tax benefit recognized as there was no change in the difference between Weatherford International Ltd.'s consolidated book value and the tax basis of this investment.

         In the third quarter of 2002, Weatherford International Ltd. recorded a write-down of its investment in Universal, at which time a loss of $217.1 million was recognized on its consolidated financial statements. The write-down was recognized as Weatherford International Ltd. determined that the decline in market value of Universal was other than temporary. In connection with Weatherford International Ltd.'s write-down of its investment in Universal, we recognized a tax benefit of $70.9 million in order to reduce Weatherford International, Ltd.'s consolidated deferred tax liability relating to the difference between its consolidated book value and the tax basis of this investment.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred as opposed to when the entity commits to an exit plan under Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We plan to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

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

         CASH FLOWS

         As of September 30, 2002, our cash and cash equivalents were $57.1 million, a net decrease of $31.8 million from December 31, 2001, which was primarily attributable to the following:

         o  Cash inflows from operating activities of $164.7 million;

         o Capital expenditures for property, plant and equipment of $196.0 million;

         o  Acquisition of an expandable technology license for $65.0 million;

         o Acquisition of new businesses of approximately $83.2 million in cash, net of cash acquired;

         o  Proceeds from the sales of assets of $28.5 million;

         o Borrowings, net of repayments, on long-term debt and short-term facilities of $151.3 million;

         o Repayments, net of proceeds, on our asset securitization of $55.1 million; and

         o  Proceeds from stock option activity of $23.9 million.

  SOURCE OF LIQUIDITY

         Our operating cash flow is directly related to our business and the markets in which we operate. Should market conditions deteriorate, or should we experience unforeseen declines in results of operations, cash flows may be reduced.

         We anticipate that we will rely primarily upon existing cash balances and cash flows from operating activities to maintain liquidity and fulfill obligations of our current operations. We may also use lines of credit to maintain liquidity for short-term needs.

         Banking Facilities

         In April 2001, we entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of September 30, 2002, $133.6 million was available under this credit facility.

         We have a five-year unsecured revolving credit facility, dated May 1998, that allows borrowing of up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of September 30, 2002, $64.6 million was available under this facility due to amounts outstanding and $35.4 million, which was used to secure outstanding letters of credit.

         These credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The convenants apply to Weatherford International Ltd., the guarantor of these obligations. We are in compliance with all covenants set forth in the credit facilities. The committed revolving credit facilities do not contain any provision, which makes their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.

         We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At September 30, 2002, we had $57.3 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 2.13% to 16.00%.

         Asset Securitization

In July 2001, we entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable. The one-year term was extended through November 2002 and we are currently in the process of renewing this agreement. We are permitted to securitize up to $150.0 million under this agreement. If our or Weatherford International Ltd.'s credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. In connection with the reorganization, we and Weatherford International Ltd. fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization including their payment obligations. We currently pay a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $1.8 million for the nine months ended September 30, 2002. We had received $85.7 million for purchased interests as of September 30, 2002.

         CONTRACTUAL OBLIGATIONS

         Our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods have not changed materially, other than as detailed below, since December 31, 2001.

         Derivative Instruments

         As of September 30, 2002, we had in effect two interest rate swap agreements to reduce the exposure on our $200.0 million 7 1/4% Senior Notes. The objective of the swaps was to protect the debt against changes in fair value and to take advantage of the interest rates then available. As of September 30, 2002, the aggregate fair market value of the swap agreements was an asset of $15.5 million. In October 2002, we terminated both swap agreements and received $13.9 million in cash as settlement. The cash received was recorded against the fair value of the agreements at the time of settlement and the resulting gain will be amortized over the remaining life of the 7 1/4% Senior Notes as adjustment to interest expense.

         Capital Expenditures

         Our capital expenditures for property, plant and equipment during the nine months ended September 30, 2002 were $196.0 million and primarily related to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures for 2002 are expected to be approximately $250.0 million to $260.0 million.

         Shell License

         On March 1, 2002, we obtained a worldwide license to Shell Technology Ventures' expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, we received a global license to Shell's existing and future expandable tubular intellectual property and immediate access to the U.S. market for use of our Completion System Division's Expandable Sand Screen (ESSTM) system for consideration that includes $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase common shares of Weatherford International Ltd. In addition, we received a 50% reduction in the royalty rate we historically paid for Shell licensed technology sales. The license will be amortized over the life of the agreement, which is 17 years.

         Zero Coupon Convertible Senior Debentures

         On June 30, 2000, we completed the private placement of $910 million face amount of Zero Coupon Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of September 30, 2002, the amount recorded on our balance sheet was $536.4 million, net of original issue discount.

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

         INTERNATIONAL EXPOSURE

         Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and changes in global trade policies that may:

o        disrupt oil and gas exploration and production activities;

o        negatively impact results of operations;

o        restrict the movement of funds;

o        inhibit our ability to collect receivables;

o        lead to U.S. government or international sanctions; and

o        limit access to markets for periods of time.

         TAX EXPOSURE

         On June 26, 2002, the stockholders and the Board of Directors of Weatherford International, Inc. approved our corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof of differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities.

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

         Approximately 28.8% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. Dollar result in translation adjustments, which are reflected as accumulated other comprehensive loss in the stockholders' equity section on our Condensed Consolidated Balance Sheets. We recorded a $1.1 million adjustment to our equity account for the nine months ended September 30, 2002 primarily to reflect the net impact of the decline in the Argentinean Peso and Brazilian Real against the U.S. Dollar and the strengthening of the Euro, Norwegian Kroner and British Pound against the U.S. Dollar. Changes in currencies also result in the recognition of remeasurement and transactional gains and losses in our Condensed Consolidated Statements of Operations. Such remeasurement and transactional gains and losses may adversely impact our results of operations.

         In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based, therefore a devaluation of the local currency would adversely impact our operating margins.

FORWARD-LOOKING STATEMENTS

         This report as well as other filings made by us and Weatherford International, Inc. with the Securities and Exchange Commission and our releases issued to the public contain various statements relating to our future results, including certain projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

         Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

                  A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand balance, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, there was a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In the last few months, there has been a modest increase and stabilization of prices for oil and natural gas. If an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed that there will not be any material increases in worldwide demand during the remainder of 2002 and increases will be modest throughout the first half of 2003.

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

                  A material disruption in our manufacturing could adversely affect some divisions of our business. Our forward-looking statements assume that any manufacturing expansion or consolidation will be completed without any material disruptions. If there are any disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

                  Our success is dependent upon the integration of acquisitions. We have consummated acquisitions of several product lines and businesses. The success of our acquisitions will be dependent on our ability to integrate the product lines and businesses with our existing businesses and eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our operations. Our forward-looking statements assume the successful integration of the operations of the acquired businesses; however, there can be no assurance that the expected benefits of these acquisitions will materialize. Integration of acquisitions is something that cannot occur in the short-term and that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

                  Our long-term growth strategy is dependent upon technological advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our current products and services, to obtain new technologically-advanced, value-added products through internal research and development and/or acquisitions and to then expand the markets for the technology through the leverage of our worldwide infrastructure. These technological advances include, but are not limited to, our underbalanced drilling technology, expandable technology, production optimization and fiber optic sensor technology. Our forward-looking statements have assumed above-average growth from these new products and services.

                  Changes in tax laws related to our corporate reorganization could have an adverse effect on our financial results. Any change in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities could affect our corporate reorganization.

                  Unanticipated costs or nonrealization of expected benefits from our corporate reorganization could affect our projected results. An inability to realize expected benefits of the reorganization within the anticipated time frame, or at all, would likely affect the impact of our corporate reorganization. Similarly, any cost or difficulty related to the reorganization and related transactions, which could be greater than expected, would also affect our corporate reorganization.

                  The cylical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2002, we had approximately $1.4 billion of goodwill. Our estimates of the values of these assets could be reduced in the future as a result of various factors in or beyond our control. Any reduction in the value of these assets would reduce our reported income or increase our reported loss and reduce our total assets and shareholders' equity in the year in which the reduction is recognized.

                  Currency fluctuations could have a material adverse financial impact. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

                  Political disturbances, war, terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed that there will be no material political disturbances, war, or terrorist attacks and that there will be no material changes in global trade policies. On October 11, 2002, the U.S. Congress passed a resolution authorizing the President of the United States to use the armed forces of the United States as he determines to be necessary and appropriate in order to (1) defend the national security of the United States against the continuing threat posed by Iraq, and (2) enforce all relevant United Nation Security Council resolutions regarding Iraq. Any military action undertaken by the United States or other countries against Iraq could adversely affect our results of operations.

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

         Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our and Weatherford International Ltd.'s other filings with the SEC. For additional information regarding risks and uncertainties, see our and Weatherford International, Inc.'s other current year filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, available free of charge at the SEC's website at www.sec.gov.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. There were no significant changes in the Company's internal controls, or in other factors that could significantly affect the Company's internal controls, subsequent to the date of the Company's evaluation.

PART II.   OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are included with this Form 10-Q. Copies of these certifications are available on the Company's website at www.weatherford.com.

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are filed with this Form 10-Q as Exhibit Numbers 99.1 and 99.2. Copies of these certifications are available on the Company's website at www.weatherford.com.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT
NUMBER                                            DESCRIPTION

+10.1    Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary
         L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald
         R. Galletly, Jon R. Nicholson, James N. Parmigiano, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B. Millard, William E. Macaulay, Sheldon B. Lubar and Stuart E. Ferguson.

+99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

+ Filed herewith.

(b)      Reports on Form 8-K:

Reports on Form 8-K:

1. Current Report on Form 8-K of Weatherford International Ltd. dated July 21, 2002, announcing its earnings for the quarter ended June 30, 2002.

2. Current Report on Form 8-K dated August 9, 2002, announcing the submission of sworn statements to the Securities and Exchange Commission pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934 by the Company's Chief Executive Officer and Chief Financial Officer.

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

                                        /s/ Lisa W. Rodriguez
                                        ---------------------------------------
                                        Lisa W. Rodriguez
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)
Date:  November 11, 2002

                                 CERTIFICATIONS


I, Bernard J. Duroc-Danner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Weatherford International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Date: November 11, 2002




                                       /s/ Bernard J. Duroc-Danner
                                       ----------------------------------------
                                       Bernard J. Duroc-Danner
                                       Chief Executive Officer, Chairman of the
                                       Board and Director

I, Lisa W. Rodriguez, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Weatherford International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      Date:  November 11, 2002




                                    /s/ Lisa W. Rodriguez
                                    -------------------------------------------
                                    Lisa W. Rodriguez
                                    Senior Vice President and Chief Financial
                                    Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

+10.1    Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary
         L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald
         R. Galletly, Jon R. Nicholson, James N. Parmigiano, David J. Butters,
         Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B.
         Millard, William E. Macaulay, Sheldon B. Lubar and Stuart E. Ferguson.

+99.1    Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

+99.2    Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

----------

+ Filed herewith.